Form 10-K
period 2018-04-30
AMERICAN OUTDOOR BRANDS CORP
filed 2018-06-20
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2018

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

The aggregate market value of Common Stock held by non-affiliates of the registrant (47,708,465 shares) based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on October 31, 2017, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $683,662,299. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of June 19, 2018, there were outstanding 54,367,813 shares of the registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

AMERICAN OUTDOOR BRANDS CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2018

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

This report includes market and industry data that we obtained from industry publications, third-party studies and surveys, government agency sources, filings of public companies in our industry, and internal company surveys. Industry publications and surveys generally state that the information contained therein has been obtained from sources believed to be reliable. Although we believe the foregoing industry and market data to be reliable at the date of the report, this information could prove to be inaccurate as a result of a variety of matters.

Statement Regarding Forward-Looking Information

The statements contained in this annual report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” “contemplations,” “projections,” “predications,” or “strategies” regarding the future. Forward-looking statements also include, among other things, statements regarding our objectives, goals, strategies, plans, and focus; net sales, margins, expenses, earnings, royalties, and capital expenditures for fiscal 2019 and thereafter; the amount of environmental and other reserves; estimates of fair value; goodwill and intangible assets; the effect of a variety of economic, social, and political factors on our business; the outcome of the lawsuits and claims to which we are subject and their effect on us; future investments for capital expenditures; future products and product developments; the features and performance of our products; the success of particular product or marketing programs; any manufacturing partnerships, strategic alliances, or acquisitions we may enter into or make; future enterprise resource planning implementations and system improvements; future enhancements to our manufacturing capabilities; the timing of completion of our new national logistics facility; the benefits of our new national logistics facility; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors.”

PART I

Item 1. Business

Introduction

We are a leading manufacturer, designer, and provider of consumer products for the shooting, hunting, and rugged outdoor enthusiast. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States and an active participant in the hunting rifle and suppressor markets. We are also a leading provider of shooting, hunting, and rugged outdoor products and accessories, including knives and cutting tools, sighting lasers, shooting supplies, tree saws, and survival gear.

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

In January 2017, we changed the name of our company from Smith & Wesson Holding Corporation to American Outdoor Brands Corporation to better reflect our expanding strategic focus on the growing markets for shooting, hunting, and rugged outdoor enthusiasts. We believe that the name “American Outdoor Brands Corporation” better reflects our family of brands, our broad range of product offerings, and our plan to continue building upon our portfolio of strong American brands. We have two reporting segments: (1) Firearms (which includes the Firearms and Manufacturing Services divisions) and (2) Outdoor Products & Accessories (which includes the Outdoor Products & Accessories and Electro-Optics divisions).

In our Firearms segment, we manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, bolt action rifles, and muzzleloaders), handcuffs, suppressors, and other firearm-related products for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our firearm products under the Smith & Wesson, M&P, Performance Center, Thompson/Center Arms, and Gemtech brands. We manufacture our firearm products at our facilities in Springfield, Massachusetts, Houlton, Maine, and Deep River, Connecticut. We perform research and development activities for our suppressors and accessories products at our facility located in Meridian, Idaho. We also sell our manufacturing services to other businesses in order to level-load our factories. We sell those services under our Smith & Wesson and Smith & Wesson Precision Components (formerly known as Deep River Plastics) brands.

In our Outdoor Products & Accessories segment, we design, source, distribute, and manufacture reloading, gunsmithing, and gun cleaning supplies; high-quality stainless steel cutting tools and accessories; flashlights; tree saws and related trimming accessories; shooting supplies, rests, and other related accessories; apparel; vault accessories; laser grips and laser sights; and a full range of products for survival and emergency preparedness. We sell our outdoor products and accessories under the following brands: Caldwell, Wheeler, Tipton, Frankford Arsenal, Lockdown, Hooyman, BOG-POD, Golden Rod, Non-Typical, Crimson Trace, Imperial, Schrade, Old Timer, Uncle Henry, Bubba Blade, Smith & Wesson, M&P, Thompson/Center, UST, and KeyGear. We develop and market our outdoor products and accessories at our facilities in Columbia, Missouri; Wilsonville, Oregon; and Jacksonville, Florida.

Our objective is to continue to enhance our position as one of the world’s leading firearm manufacturers and expand our position as a provider of high-quality and innovative outdoor products and accessories for the shooting, hunting, and rugged outdoor markets.

Key elements of our strategy to achieve this objective and deliver long-term stockholder value are as follows:

•	design, produce, and market high-quality, innovative firearms, firearms and hunting accessories, and rugged outdoor products that meet the needs and desires of our consumer and professional customers;
•	increase market share in markets in which we participate;
•	expand into adjacent and complementary markets;
•	streamline and standardize our business operations, including optimizing product distribution;
•	emphasize customer satisfaction and loyalty; and
•	pursue acquisitions that are synergistic with our current business.

We estimate that the annual domestic non-military firearm market based on industry shipments is approximately $2.2 billion for handguns and $1.9 billion for long guns, excluding shotguns, with our market share in calendar 2016 being approximately 16.7% and 7.6%, respectively. According to 2016 reports by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, or ATF, the U.S. firearm manufacturing industry has grown at a 12.0% compound annual growth rate in units from 2011 through 2016.

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

We have substantially expanded and diversified our business in recent years through internal growth and strategic acquisitions. The following table sets forth certain information about the current product lines that we added to our operations through acquisitions in the fiscal years indicated:

Name, Original Location, and Developments	Type of Acquisition	Fiscal Year	Segment	Products

Thompson Center Holding Corporation, Rochester, New Hampshire (Subsequently relocated production of hunting products to Springfield, Massachusetts facility in fiscal 2011)	Stock	2007	Firearms	Long barrel manufacturing, bolt-action rifles, muzzle loaders, interchangeable systems, and black powder firearms

Tri-Town Precision Plastics, Inc., or TTPP, currently operating as SWPC Plastics LLC, or SWPC, (formerly known as Deep River Plastics, LLC) Deep River, Connecticut	Asset	2015	Firearms	Custom polymer injection molding services, rapid prototyping, sealing, tooling, and vertical integration

Battenfeld Acquisition Company Inc. and its subsidiary Battenfeld Technologies, Inc., or BTI, Columbia, Missouri,	Stock	2015	Outdoor Products & Accessories	Hunting and shooting accessories

Hooyman, LLC, Appleton, Wisconsin	Asset	2015	Outdoor Products & Accessories	Extendable tree saws for the hunting and outdoor industry

Name, Original Location, and Developments	Type of Acquisition	Fiscal Year	Segment	Products

Power Tech, Inc., Collierville, Tennessee	Asset	2016	Outdoor Products & Accessories	Tactical flashlights, universal LED lights, and pocket lights

Taylor Brands, LLC, operated as BTI Tools, LLC, or BTI Tools, Kingsport, Tennessee (subsequently relocated operations to our Columbia, Missouri facility in fiscal 2018)	Asset	2017	Outdoor Products & Accessories	High-quality knives, specialty tools, and accessories

Crimson Trace Corporation, or Crimson Trace, Wilsonville, Oregon	Stock	2017	Outdoor Products & Accessories	Laser sighting and tactical lighting systems for consumers, security agencies, and military agencies

Ultimate Survival Technologies, Inc., currently operating as Ultimate Survival Technologies, LLC, or UST, Jacksonville, Florida	Asset	2017	Outdoor Products & Accessories

High-quality survival and camping equipment including LED lights, all weather fire starting kits, unbreakable signal mirrors, premium outdoor cutting tools, first aid kits, survival kits, and camping products

Gemini Technologies, Incorporated, Eagle, Idaho	Asset	2018	Firearms	High-quality suppressors and accessories for consumers, law enforcement agencies, and military agencies

Fish Tales, LLC Tucson, Arizona	Asset	2018	Outdoor Products & Accessories	Premium sportsmen knives and tools for fishing and hunting, including Bubba Blade branded products

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

Strategy

Our objective is to continue to enhance our position as one of the world’s leading firearm manufacturers and expand our position as a provider of high-quality outdoor products and accessories for the shooting, hunting, and rugged outdoor markets. Key elements of our strategy to achieve this objective are as follows:

Design, Produce, and Market High-Quality, Innovative Products

We are focused on designing, producing, and marketing high-quality, innovative products that meet the needs and desires of consumers and professionals while delivering long-term stockholder value. Our ongoing research and development, product engineering, product sourcing, marketing, and distribution activities are critical components of our ability to offer successful products. A key element of this strategy is to localize the design and marketing teams at the divisional levels to ensure focus and creativity.

Increase Market Share in Markets in which We Participate

We continually seek to increase our market share in markets in which we participate. We seek to increase our market share in our core firearm business by (1) capitalizing on the goodwill developed through our historic 166 year old “Smith & Wesson” brand as well as our extensive portfolio of other well-known brands, such as M&P, Performance Center, Thompson/Center Arms, and Gemtech, (2) enhancing our relationships with key retailers, distributors, and buying groups and using our standard margin advantage to engage in competitive promotional activities, and (3) introducing new products, especially in the polymer handgun market as represented by our M&P brand. During the last two fiscal years, we have introduced numerous new handgun and long gun models, including our M&P9, M&P40, and M&P45 M2.0; M&P M2.0 Compact series; M&P Shield M2.0 series, including integrated Crimson Trace laser models and the M&P380 Shield EZ pistol; M&P15 SPORT II and M&P10 SPORT models; Performance Center Model 686 vented ribbed revolvers; Performance Center 1911 9mm Pro Series subcompact pistol; and new models of the Triumph Bone Collector Thompson/Center rifles. We plan to continue to introduce new firearm products in fiscal 2019.

We also seek to expand our market share in our outdoor products and accessories business with the ongoing introduction of new products that support the shooting, hunting, and rugged outdoor markets by (1) introducing innovative new products, (2) developing strong relationships with major retailers, including locating employees near major retailer headquarters, (3) leveraging our strong relationships with existing customers of our firearm business, (4) focusing our marketing efforts on digital activities to take advantage of the strong consumer push towards internet buying, and (5) capitalizing on our brands, such as Caldwell, Crimson Trace, Wheeler, UST, Schrade, Old Timer, Bubba Blade,  Tipton, Smith & Wesson, M&P, Thompson/Center Arms, Frankford Arsenal, Lockdown, Hooyman, BOG-POD, and others.

Expand into Adjacent and Complementary Markets

As we pursue expansion, we plan to continue to build our business around consumers that we already know through expanding existing relationships that have been built on brand loyalty and trust. Thus, we will seek to (1) enter market segments that match our core consumer’s passions for shooting, hunting, and outdoor activities, (2) acquire and create brands that are authentic, innovative, and differentiated in the market, (3) support and retain management teams that have an intimate understanding of the end consumer, a demonstrated track record of success, and a clear strategy for growth, (4) meet profitability goals by providing an acceptable rate of return within the shooting, hunting, and rugged outdoor markets, and (5) leverage existing relationships with potential strategic acquisition targets. In addition, our goal is to continue to build our business in ways that allow us to optimize our current channel relationships, which serve our existing consumers, including distributors, large strategic retailers, buying groups, and internet retailers.

Streamline and Standardize our Business Operations, including Optimizing Product Distribution

We intend to streamline and standardize certain administrative functions of our business. First, we intend to operate in a shared services structure so that support and administrative functions, including human resources, accounting, finance, program management, legal, compliance, environmental, health, and safety, or EH&S, and information technology, can be leveraged across multiple locations to achieve efficiency and improved internal controls. In addition, we are leveraging our manufacturing expertise by creating a manufacturing services platform in our Springfield, Massachusetts facility. Such a service level approach includes investing in an integrated and configurable technology infrastructure in areas such as enterprise resource planning, or ERP, and compliance. We intend to continue investing in our systems to further enhance our efficiency, improve information reporting, and strengthen internal controls. These system improvements include eventually implementing SAP at all of our facilities.

Finally, we intend to streamline and standardize our business operations by optimizing our product distribution through a centralized logistics facility in Columbia, Missouri, which is currently under construction. The objective of this strategy is to centralize the inventory management, sales, and distribution of finished products in order to optimize logistics expertise and yield optimal tax efficiency, as well as to more quickly harvest financial synergies from acquisitions. This strategy is also expected to yield higher inventory turns, better customer service, and an ability to support an omni-channel customer base as our company expands further into the rugged outdoor market.

Emphasize Customer Satisfaction and Loyalty

We will continue to emphasize customer satisfaction and loyalty by offering high-quality products and services on a timely and cost-effective basis and by offering customer service, training, and support.  We regard our high-quality, innovative products as the most important aspect of our customer satisfaction and loyalty, but we also offer customer service and support with various programs, such as toll free customer support numbers, e-mail customer question and answer communications, broad service policies, and product warranties.

Pursue Acquisitions that are Synergistic with our Current Business

We intend to continue to complement our internal growth by pursuing strategic acquisitions that will enable us to expand our product offerings by leveraging existing brands and adding new brands, penetrate adjacent and complementary markets, enhance our marketing and distribution, and enhance virtual integration especially when we believe we can improve the performance and profitability of an acquired company through the implementation of our operating methods, strategies, and shared services center structure. During the last four fiscal years, we have spent $394.7 million on acquiring companies and brands to support our growth in the outdoor products and accessories market. For example, in fiscal 2015, the TTPP acquisition provided vertical integration and the BTI acquisition allowed us to expand our presence in the accessories and outdoor products markets and to leverage BTI’s broad portfolio of hunting and shooting accessories brands. In addition, the BTI Acquisition allowed us to leverage key firearm brands, such as Smith & Wesson, M&P, and Thompson/Center Arms, to expand those brands into the accessories market with products, such as flashlights, and tools. In fiscal 2017, we acquired Crimson Trace Corporation, Taylor Brands, LLC, and Ultimate Survival Technologies, Inc., which allowed us to capitalize on established brands to expand into the electro-optics, knives, and survival and camping equipment markets, respectively. We further expanded our knife offerings, and entered the large fishing accessories market, in fiscal 2018, when we purchased Bubba Blade branded knives, a provider of premium branded sports knives and tools for fishing and hunting. Finally, we further expanded our offerings in the firearms market in fiscal 2018 when we acquired Gemini Technologies, Incorporated, or Gemtech, a leading provider of quality suppressors and accessories for the consumer, law enforcement, and military markets.

Firearm Products and Manufacturing Services

General

Our firearm products combine our legacy of 166 years of American manufacturing and engineering expertise with modern technological advances. We strive to leverage our tradition of innovation in materials, performance, and engineering, along with our proven history of reliability, to produce feature-rich, safe, durable, accurate, and high-performing firearms that satisfy the needs of our broad range of customers. Our introduction of new firearm products is intended to enhance our competitive position and broaden our participation in the overall firearm market.

We have substantially enhanced the breadth and quality of our portfolio of firearm products over the years. We have always been a leader in the revolver market. The introduction of our popular M&P branded pistol in January 2005 resulted in our company becoming one of the leaders in the polymer pistol market as well, serving both the consumer sporting goods market and law enforcement agencies. The launch of our M&P branded modern sporting rifle in January 2006 has enabled us to capture what we estimate is the leading share of the modern sporting rifle market. The addition of our Thompson/Center Arms brand of hunting firearms and interchangeable firearm systems into our product portfolio in January 2007 also enhanced our long gun barrel manufacturing capabilities for our modern sporting rifles. The addition of our Gemtech branded suppressor products in August 2017 enhanced our firearm related product offerings. Our suppressors are compatible with most pistols and rifles on the market and complement our firearm products. We currently participate in three categories of the long gun market: bolt action rifles, muzzleloaders, and modern sporting rifles; and both core categories of the handgun market: semi-automatic pistols and revolvers.

All of our firearms and firearm related products are currently sold under our Smith & Wesson, M&P, Performance Center, Thompson/Center Arms, and Gemtech brands. Our customers include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; retailers; and consumers.

Our product development strategy is to understand our customers’ needs and then design and develop products to uniquely meet those needs. Throughout this process, we test multiple concepts with firearm owners and potential purchasers. We compare these test results against a growing database of prior concepts to identify those with the greatest market potential. Additional market research is completed to optimize the desired features and benefits. While this development process is ongoing, our launch timing for new products depends on market conditions to maximize sales across the entire product portfolio. In fiscal 2018, we launched several new products and product line extensions under our Smith & Wesson, M&P, Thompson/Center Arms, and Gemtech brands as well as several new products from our Performance Center.

Firearms

In fiscal 2018, we further expanded our Smith & Wesson branded products to include the Model 360 for personal protection, a powerful 357 Magnum short barrel, and a lightweight scandium alloy J-Frame revolver with flat dark earth combat grips. We added to our Smith & Wesson 22 Victory pistol line, introduced in fiscal 2016, by introducing a new target model version which is sold complete with target sights and target grips.

In fiscal 2018, we introduced several additions and enhancements to our popular line of M&P branded pistols, M&P modern sporting rifles, and M&P revolvers. In fiscal 2018, we enhanced our already popular M&P M2.0 product platform, which was introduced in fiscal 2017, by launching a new M&P M2.0 Compact series that comes in both 9mm and 40 S&W calibers. Our new compact series M&P M2.0 offers the same features as the full-size M&P 2.0, including a lighter, crisp trigger pull and a tactile, audible reset, as well as aggressive grip texture for enhanced control and four interchangeable dimensional palmswell grip sizes.

We further enhanced our M&P M2.0 product platform, as well as added to our already popular M&P Shield pistol products, by introducing the M&P Shield M2.0 and M&P Shield M2.0 with integrated Crimson Trace laser in 9mm and 40 S&W calibers. The M&P Shield M2.0 features an aggressive grip texture for enhanced control and a lighter crisp trigger pull. The new M&P Shield M2.0 with integrated Crimson Trace laser has similar features and is offered with a red or green laser.

In addition, we introduced the new M&P380 Shield EZ pistol for personal protection in 380 Auto, featuring an easy-to-rack slide, easy-to-load magazine and an easy-to-clean design. With these new features, our M&P380 Shield EZ allows consumers of all statures and strengths the opportunity to own, comfortably practice with, and effectively utilize this new pistol. Since its introduction in 2012, the M&P Shield pistol has become one of the most popular concealed carry firearms in the market as demonstrated by the milestone shipment of the two millionth M&P Shield pistol in fiscal 2017.

Within our M&P rifle products, we introduced our M&P15-22 SPORT rifle in blue platinum finish and a new M&P10 SPORT rifle in 308Win/ 7.62 x 51 caliber. Lastly, we introduced the new no-laser version of our M&P Bodyguard 38 revolver, which provides additional options to our consumers who seek a revolver for personal protection.

Our customers continue to demand premium firearms that provide a competitive edge in sport shooting and hunting. Our Performance Center products are engineered and manufactured to meet this need, and they incorporate many custom features not found on our standard products, such as enhanced triggers for smoother trigger pull, ported barrels for better muzzle control, and specialty sights for quicker target acquisition. During fiscal 2018, we expanded our Performance Center revolvers with the introduction of two new Model 686 vented ribbed revolvers that can be used for competition shooting, hunting, and personal protection. We also introduced a new Performance Center 1911 Pro Series subcompact pistol with a scandium light weight frame and easy-to-rack slide, which is particularly designed for personal protection.

Within our Thompson/Center Arms branded products, we continued to focus on growing our bolt action rifle business while maintaining our leadership in muzzleloaders and interchangeable systems. We expanded our T/C Compass rifles to include a scope, which is shipped with the firearm, providing the consumer a ready-to-use platform. We also introduced our new Triumph Bone Collector muzzleloader in various Realtree® patterns.

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

Firearms net sales for the years ended April 30, 2018, 2017, and 2016 were $449.0 million, $773.0 million, and $652.1 million, respectively. Firearm gross profit for the years ended April 30, 2018, 2017, and 2016 totaled $123.2 million, $314.6 million, and $260.1 million, respectively. Total assets for our firearm business totaled $346.5 million and $393.3 million as of April 30, 2018 and 2017, respectively. Reference is made to our consolidated financial statements, commencing on page F-1 of this report, for more information regarding our firearm business.

Sales of our handguns accounted for $326.3 million, or 53.8%, of total net sales for the fiscal year ended April 30, 2018; $556.6 million, or 61.6%, of total net sales for the fiscal year ended April 30, 2017; and $485.4 million, or 67.1%, of total net sales for the fiscal year ended April 30, 2016. Sales of long guns accounted for $90.2 million, or 14.9%, of net sales for the fiscal year ended April 30, 2018; $179.6 million, or 19.9%, of total net sales for the fiscal year ended April 30, 2017; and $127.6 million, or 17.7%, of total net sales for the fiscal year ended April 30, 2016. Sales of other products and services accounted for $32.5 million, or 5.4%, of total net sales for the fiscal year ended April 30, 2018; $36.8 million, or 4.1%, of total net sales for the fiscal year ended April 30, 2017; and $39.0 million, or 5.4%, of total net sales for the fiscal year ended April 30, 2016.

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

Our small-frame revolvers have been carried by law enforcement personnel and personal defense-minded citizens for 166 years. We hold a number of patents on various firearm applications, including the use of scandium, a material that possesses many of the same attributes as titanium but at a more reasonable cost. Our revolvers are available in a variety of models and calibers, with applications in virtually all professional and consumer markets.

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

In fiscal 2012, we launched the M&P Shield pistol to address the growing personal protection and concealed carry market. The M&P Shield features a slim concealable profile, 9mm, 380 Auto, 40 S&W, and 45 Auto calibers, and M&P ergonomics. We introduced additional M&P Shield models during fiscal 2018. We consider the M&P Shield pistol to be one of the most popular firearms in the market, having surpassed the two millionth unit shipped in fiscal 2017.

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

Long Guns

Our M&P branded modern sporting rifles are specifically designed to satisfy the functionality and reliability needs of global military, law enforcement, and security personnel. As a result, these long guns are popular with consumers as hunting and sporting target rifles and are sold through our sporting good distributors, retailers, and dealers. We offer M&P modern sporting rifles in five different calibers (22LR, 5.56mm NATO (223), 300 Whisper, 308 Winchester (7.62x51mm), and 6.5 Creedmoor) for multiple recreational and professional uses. We also offer upper assemblies so gun owners can easily modify their M&P to suit the needs and tasks of the various forms of sport shooting and hunting. Our broad product portfolio of modern sporting rifles includes a 22 caliber model, an opening price-point sport model, a hunting caliber for longer range effectiveness, and several models designed for the exclusive use of military and law enforcement agencies throughout the world.

We manufacture three lines of bolt-action rifles under our Thompson/Center Arms brand consisting of several models in each line. These long guns are offered in over 10 different calibers. Bolt-action rifles operate by the cycling of a bolt handle that allows for both the loading and unloading of rounds via a magazine fed system. This design allows for multi-round capacity and a level of strength that permits larger calibers. Bolt-action rifles are the most popular firearm among hunters because of their reputation for accuracy, reliability, and relatively light-weight design.

Under our Thompson/Center Arms brand, we also offer four lines of high-quality American-made single-shot “black powder,” or “muzzleloader,” firearms. Ammunition for our black powder firearms are loaded through the muzzle rather than the breech, as is the case with conventional firearms. Our black powder firearms are highly accurate, dependable rifles configured with muzzleloading barrels for hunting. Black powder firearms are purchased by hunting enthusiasts, primarily for use during exclusive black powder hunting seasons for hunting big game, such as deer and elk.

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

Smith & Wesson Academy: The Smith & Wesson Academy is the nation’s oldest private law enforcement training facility offering state-of-the-art-instruction designed to meet the training needs of law enforcement and security customers worldwide. Effective June 30, 2018, the courses and training offered at the Smith & Wesson Academy to law enforcement and military personnel will be provided offsite at other locations following our decision to close the previous facility as announced on May 1, 2018.

Suppressors: We are the nation’s oldest firearm suppressor manufacturer and an active participant in the firearm suppressor market around the world. Our Gemtech branded suppressors were the earliest on the market in 1976, and have been involved in setting standards used by the military in suppressor testing, implementation, and safety. Our suppressors are constructed from high grade aluminum, steel, or titanium and are compatible with every major type of rimfire and centerfire pistol and centerfire rifle calibers currently on the market.

Manufacturing Services:

We utilize our substantial manufacturing capabilities to provide services to third-party customers. Our manufacturing services include forging, heat treating, finishing, plating, machining, and plastic injection molding. We believe that business-to-business sales provide profitable revenue stream diversification and enables us to maximize capacity utilization of our manufacturing assets. Our manufacturing services business expanded with the fiscal 2015 acquisition of TTPP, which is a provider of custom injection molding services, rapid prototyping, and tooling. This acquisition was a vertical integration of a major supplier of polymer components used in our firearms, and has provided us with increased flexibility and reduced supply chain risk. We market our manufacturing services division under the Smith & Wesson Precision Components brand name.

Outdoor Products & Accessories

We are a provider of outdoor products and accessories used in the shooting, hunting, and rugged outdoor markets. We design, source, distribute, and manufacture innovative, high-quality products under 20 brand names in two divisions: Outdoor Products & Accessories and Electro-Optics.

In our Outdoor Products & Accessories division, we offer an extensive array of products, including shooting and field rests, gunsmithing tools, knives and cutting tools, gun vises, hearing protection, camping and survival gear, case tumblers, and vault accessories. Since 2011, we have introduced over 1,000 variations of accessories products and we currently hold more than 110 patents. Our Outdoor Products & Accessories division has grown primarily through organic initiatives focusing on new product introductions each year but has also grown through strategic acquisitions. Our brand portfolio includes the highly regarded Caldwell line of shooting supplies, which has provided shooting accessories for more than 17 years. We also sell products under other brand names, including Wheeler, Tipton, Frankford Arsenal, Schrade, Imperial, Uncle Henry, Bubba Blade, UST, KeyGear, Lockdown, Hooyman, BOG-POD, and Golden Rod. Finally, several of the registered trademarks in our firearm business, including the S&W logo, the script “Smith & Wesson”, the “M&P” logo, the script “Thompson/Center Arms” and the script “Performance Center” are well known and have a reputation for quality, value, and trustworthiness in the accessories industry. As a result of the sourcing and development skills of the Outdoor Products & Accessories division, we have reduced our licensing activity and are internally developing and marketing products featuring those strong brands.

As noted above, we have built the Outdoor Products & Accessories division both organically and inorganically. In fiscal 2015, we acquired BTI, a leading provider of hunting and shooting accessories, which was designed to expand our presence in the firearm accessories and rugged outdoor markets and leverage BTI’s broad portfolio of hunting and shooting accessories brands that are popular with consumers. In fiscal 2017, we expanded our Outdoor Products & Accessories division by acquiring the net assets of Taylor Brands, LLC and Ultimate Survival Technologies, Inc. Taylor Brands, LLC which has been integrated into our Battenfeld Technologies business and operates from Columbia, Missouri, is a leading provider of high-quality knives, specialty tools, and accessories. Ultimate Survival Technologies, Inc., based in Jacksonville, Florida, now operating as Ultimate Survival Technologies, LLC, or UST, is a provider of high quality survival and camping equipment, including LED lights, all-weather fire starters, unbreakable signal mirrors, premium outdoor cutting tools, first aid kits, survival kits, and camp kitchen products.

Unlike our firearm business, which is a manufacturing and sales operation, our outdoor products and accessories business model is to design, source, and distribute products focusing on product innovation and highly efficient component-level overseas sourcing. We maintain long term relationships with key industry accounts and utilizes a highly efficient digital advertising and marketing approach. We typically launch well over 150 new outdoor products and accessories SKUs every year.

In fiscal 2017, we established our Electro-Optics division with the acquisition of Crimson Trace, a leader in laser sighting and tactical lighting systems and an important supplier to our firearms business. Founded 23 years ago, Crimson Trace had generated a ten-year compound annual growth rate in revenue of more than 10% as of the date of the acquisition. Although Crimson Trace has been narrowly focused on the laser sighting market, we view the electro-optics market in its entirety, and with its robust new product development capability and market leadership position, we believe Crimson Trace provides a solid framework for growth. This is a broad and sizeable product category that includes sights, aiming and ranging devices, magnifiers, and scopes for a variety of applications.

Outdoor Products & Accessories net sales were $157.9 million, or 26.0%, of total net sales, for the fiscal year ended April 30, 2018; $130.2 million, or 14.4%, of total net sales, for the fiscal year ended April 30, 2017; and $70.8 million, or 9.8%, of total net sales, for the fiscal year ended April 30, 2016. Fiscal 2017 includes net sales pertaining to BTI Tools, Crimson Trace, and UST for the periods subsequent to their respective acquisition dates. Our Outdoor Products & Accessories gross profit for the fiscal years ended April 30, 2018, 2017, and 2016 totaled $72.5 million, $60.7 million, and $33.7 million, respectively.  Total assets for our outdoor products and accessories business totaled $398.5 million and $394.7 million as of April 30, 2018 and 2017, respectively.

Marketing, Sales, and Distribution

General

We go to market in a variety of ways in firearms, including two-step distribution, strategic retailers, and buying groups consisting of certain large, regional retailers, utilizing a combination of direct sales and sales representatives to service these customers. We also sell firearms directly to law enforcement agencies and manufacturing services directly to other businesses. In Outdoor Products & Accessories, we go to market through two-step distribution, strategic and online retailers, and direct-to-dealer sales utilizing a combination of direct sales and sales representatives. We sell internationally primarily through distributors, which in turn sell to retail stores and government agencies. Our top five commercial distributors in the United States accounted for a total of 38.7% and 37.3%, of our consolidated net sales for the fiscal years ended April 30, 2018 and 2017, respectively. Those commercial distributors are not regionally exclusive and have many of the same dealer customers. Therefore, we believe that the loss of one or more of these distributors would not materially impact sales as the remaining distributors would be allocated additional sales.

We market our products to consumers through independent dealers, large retailers, in-store retail channels, and range operations using focused marketing and promotional campaigns, which include print, broadcast, and digital advertising campaigns; social and electronic media; and in-store retail merchandising strategies. We are prominently featured in vertical print media, including editorial coverage in an extensive list of leading firearms and outdoor magazines, including Guns & Ammo, American Rifleman, Shooting Times, American Handgunner, Shooting Illustrated, American Hunter, Outdoor Life, and Field & Stream. We also sponsor many outdoor television, internet, and online programs that generate significant editorial exposure.

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

For the fiscal years ended April 30, 2018, 2017, and 2016, advertising and promotion expenses were $25.8 million, $22.3 million, and $21.8 million, respectively, excluding the cost of rebates and promotions reflected in gross profit. The increase in advertising and promotion expenses was due to the businesses acquired in fiscal year 2018.

We sell our products worldwide. International sales accounted for 5%, 3%, and 3% of our net sales for the fiscal years ended April 30, 2018, 2017, and 2016, respectively. Our Firearms and Outdoor Products & Accessories businesses own tooling that is located at various suppliers in Asia and North America.

Digital Marketing

We utilize our websites, including www.aob.com, www.smith-wesson.com, www.tcarms.com, www.btibrands.com, www.crimsontrace.com, www.ustbrands.com, www.swgear.com, and www.gemtech.com, to market our products and services and to provide a wide range of information regarding our company to customers, consumers, dealers, distributors, investors, and government and law enforcement agencies worldwide. Social media platforms such as Facebook, Instagram, and Twitter are effective ways for us to communicate the features and benefits of our products. Our direct to consumer e-mail marketing helps us to further engage our consumers and communicate the value of our brands.

Retail

We operate online retail stores from which we sell hunting, camping, and shooting accessories under all of our brands. Firearms are not sold through the online retail stores.

Service and Support

We utilize a variety of methods for supporting our consumers and dealers for our Firearms division. We have a toll free customer service number, live chat, e-mail, and social media messaging to answer questions and resolve issues regarding our firearm products. In addition, we offer a limited one year warranty program and a lifetime service policy under which we repair defects in material or workmanship in our firearm products without charge for as long as the original purchaser owns the firearm. We also maintain a number of authorized warranty centers throughout the world and provide both warranty and charge repair services at our facilities.

We utilize a toll free customer service number to answer questions and resolve issues regarding our Outdoor Products & Accessories division.  We offer a limited one year or a limited lifetime warranty program to the original purchaser of our outdoor products and accessories, depending on the product purchased.

We also operate a toll free number and offers a warranty that our products will be free from defects in materials and workmanship for a period of three years from the original retail purchase for our Electro-Optics division. We also will repair or replace with an item of equivalent value, at our option, any product or part that is found to be defective under normal use and service, without charge during the warranty period.

Facilities

We have three manufacturing facilities at which we produce our firearm products: a 575,000 square-foot facility located in Springfield, Massachusetts; a 38,000 square-foot facility located in Houlton, Maine; and a 150,000 square-foot facility located in Deep River, Connecticut. We conduct our handgun and long gun manufacturing and some of our manufacturing service activities at our Springfield facility. Our Houlton facility is a machining center only with no assembly, finishing, or small parts operations. We also continue to produce handcuffs and other restraint devices at our Houlton facility. Our Deep River facility is utilized for custom plastic injection molding services, rapid prototyping, and tooling. We also have a 50,000 square-foot facility located in Meridian, Idaho that is utilized for research and development activities for our suppressor products. All of these facilities are ISO 9001 certified.

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

In connection with our Outdoor Products & Accessories division, we operate two facilities, each of which consists of a warehouse and connected office space: a 145,000 square foot building in Columbia, Missouri and a 100,625 square foot building in Jacksonville, Florida. We source almost all of our outdoor products and accessories from third-party contract manufacturers located primarily in Asia. Each of these facilities is ISO 9001 certified. During fiscal 2017, we transitioned the Columbia facility to SAP.

Our Electro-Optics division operates a 50,000 square foot light manufacturing, assembly, and warehousing facility with connected office space in Wilsonville, Oregon. We source laser diodes from Asia and most other component parts from North America.

In fiscal 2017, we announced a plan to establish a national logistics facility in Boone County, Missouri. We plan ultimately to rely on this logistics facility for substantially all of our product distribution. In fiscal 2018, we broke ground on our new 633,000 square foot facility, which is currently scheduled to be completed and operational in fiscal 2019.

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

Most of the major suppliers for our Outdoor Products & Accessories division products are based in Asia, although a portion of these products are produced and assembled in the United States. We continue to expand our supply base in order to maintain competitive pricing and respond rapidly to changes in customer demand and market trends for our Outdoor Products & Accessories division. Major suppliers for our Electro-Optics division are primarily located in Asia and North America and provide diodes, circuit boards, and plastic injection molded parts for our products. We utilize a dual sourcing supply chain in our Electro-Optics division in order to mitigate risks associated with sourcing key components from only one supplier.

Research and Development; New Product Introductions

Through our advanced products engineering departments, we enhance existing products and develop new products for all of our businesses. In fiscal 2018, 2017, and 2016, our gross spending on research activities relating to the development of new products was $11.4 million, $10.2 million, and $10.0 million, respectively. As of April 30, 2018, we had 72 employees at our various facilities engaged in ongoing research and development activities for all of our brands.

Patents, Trademarks, and Copyrights

We recognize the importance of innovation and protecting our intellectual property. Accordingly, we own numerous patents related to our products. We apply for patents whenever we develop innovative new products, unique designs, or processes of commercial importance. We do not believe that our business is materially dependent on any single patent.

Because of the significance of our brand names, our trademarks, service marks, trade dress, and copyrights are also important to our business. We have an active global program of trademark registration, monitoring, and enforcement. We believe that our Smith & Wesson, M&P, Performance Center, Thompson/Center Arms, and Gemtech brands and our S&W monogram trademarks are known and recognized by the public worldwide and are important to our firearm business. In addition, we market our outdoor products and accessories under 19 brand names, including Caldwell, Crimson Trace, Schrade, Uncle Henry, Imperial, Bubba Blade, UST, Key Gear, Wheeler, Tipton, Frankford Arsenal, Lockdown, Hooyman, BOG-POD, and Golden Rod, among others. We also sell outdoor products and accessories utilizing our firearm brands.

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

Our competitors in the outdoor products and accessories markets are not as clearly defined as the firearms market because of the broad range of brand names and products. Our primary competitor in the outdoor products and accessories market is Vista Outdoors. Almost all of the other competitors are smaller private companies that directly compete with only one or two of our brands. The primary competitors for our Electro-Optics division are LaserMax, Viridian, and Laserlyte.

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

We grant payment terms to most commercial customers ranging from 30 to 90 days. However, in some instances, we provide longer payment terms, particularly as it relates to our hunting dating programs, which represents payment terms due in the fall for certain orders of hunting products received in the spring and summer.

During fiscal 2018, firearm sales into our professional channel accounted for 11.3% of our firearm net sales which include state and local law enforcement agencies, the federal government, and international customers. The remaining 88.7% of our firearm net sales were through federal firearm licensees to domestic consumers. Net sales for Outdoor Products & Accessories segment during fiscal 2018 were 4.3% to international customers and 95.7% to domestic customers. Our domestic net sales are made to E-commerce retailers, strategic retailers, dealers, and distributors that sell to licensed dealers that in turn sell to the end users. In some cases, we sell directly to large retailers and dealers.

Governmental Regulations

Our firearm business is primarily regulated by the ATF, which licenses the manufacture, sale, and import of firearms in the United States. The ATF conducts periodic audits of our facilities that hold Federal Firearms Licenses. The U.S. Department of State currently oversees the export of articles, services, and related technical data that are designated as defense articles or defense services on the U.S. Munitions List, as set forth in the International Traffic in Arms Regulations, or ITAR, under the Arms Export Control Act, or AECA. We are required to obtain an export license for all international shipments of items controlled under ITAR and AECA.

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

The U.S. Food and Drug Administration, or FDA, regulates certain of our electro-optics products.

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

In our efforts to satisfy our environmental responsibilities and to comply with environmental laws and regulations, we have established, and periodically update, policies relating to the environmental standards of performance for our operations. We have in place programs that monitor compliance with various federal, state, and local environmental regulations. However, in the normal course of our manufacturing operations, we are subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges from our operations into the environment. We regularly incur substantial capital and operating costs to comply with environmental laws, including remediation of known environmental conditions which we fund through cash flows from operations. We spent $1.4 million in fiscal 2018 on environmental compliance, consisting of $1.3 million for disposal fees and containers, $121,000 for remediation, and $30,000 for DEP analysis and fees.

In the normal course of our business, we may become involved in various proceedings relating to environmental health and safety matters, and we are currently engaged in an environmental investigation and remediation. Our manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. We have identified soil and groundwater contamination at our Springfield, Massachusetts plant that we are investigating, monitoring, or remediating, as appropriate. As of April 30, 2018, we had recorded a $1.0 million environmental reserve in non-current liabilities. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

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

Employees

As of May 31, 2018, we had 2,006 employees, including 12 part-time employees. Of these employees, 1,513 were engaged in manufacturing, 142 in sales and marketing, 53 in finance and accounting, 71 in research and development, 40 in information services, and 187 in various executive or other administrative functions. None of our employees are represented by a union in collective bargaining with us. Of our employees, 20.9% have 10 or more years of service with our company and 7.8% have greater than 25 years of service with our company. We believe that our employee relations are good and that the high quality of our employee base is instrumental to our success.

Backlog

As of April 30, 2018 and 2017, we had a backlog of orders for firearms totaling $96.1 million and $96.4 million, respectively. We had a backlog of orders for our outdoor products and accessories totaling $14.3 million and $12.5 million as of April 30, 2018 and 2017, respectively. Our backlog consists of orders for which purchase orders have been received and which are generally scheduled for shipment within six months and subject to capacity constraints. We allow orders received that have not yet shipped to be cancelled, therefore, our backlog may not be indicative of future sales.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position
P. James Debney	50	President and Chief Executive Officer
Jeffrey D. Buchanan	62	Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer
Robert J. Cicero	51	Senior Vice President, General Counsel, Chief Compliance Officer, and Secretary
Mark P. Smith	42	President of Manufacturing Services Division

P. James Debney has served as President and Chief Executive Officer of our company and as a member of our board of directors since September 2011. He was Vice President from April 2010 until September 2011, and President of our firearms division from November 2009 until September 2011. Mr. Debney was President of Presto Products Company, a $500 million business unit of Alcoa Consumer Products, a manufacturer of plastic products, from December 2006 until February 2009. He was Managing Director of Baco Consumer Products, a business unit of Alcoa Consumer Products, a manufacturer of U.K.-branded and private label foil, film, storage, food, and trash bag consumer products, from January 2006 until December 2006; Manufacturing and Supply Chain Director from August 2003 until December 2005; and Manufacturing Director from April 1998 until July 2003. Mr. Debney joined Baco Consumer Products in 1989 and held various management positions in operations, production, conversion, and materials.

Jeffrey D. Buchanan has served as Executive Vice President, Chief Financial Officer, and Treasurer of our company since January 2011 and has served as Chief Administrative Officer since September 2015. Mr. Buchanan served as Secretary from January 2011 until April 2012. Mr. Buchanan served as a director of our company from November 2004 until December 2010. He was of counsel to the law firm of Ballard Spahr LLP from May 2010 until December 2010. Mr. Buchanan served as a Senior Managing Director of CKS Securities, LLC, a registered broker-dealer, from August 2009 until May 2010 and as a Senior Managing Director of Alare Capital Securities, L.L.C., a registered broker-dealer, from November 2006 until July 2009. From 2005 to 2006, Mr. Buchanan was principal of Echo Advisors, Inc., a corporate consulting and advisory firm focusing on mergers, acquisitions, and strategic planning. Mr. Buchanan served in various positions for Three-Five Systems, Inc., a publicly traded electronic manufacturing services company, including Executive Vice President, Chief Financial Officer, and Treasurer, from May 1996 until February 2005. Mr. Buchanan was a business attorney from 1986 until 1996 for the law firm of O’Connor, Cavanagh, Anderson, Killingsworth & Beshears and for the law firm of Davis Wright Tremaine LLP from 1984 until 1986. He was a senior staff person at Deloitte & Touche LLP from 1982 to 1984. Mr. Buchanan is a director of Synaptics Incorporated, a publicly traded company that develops custom user interface solutions.

Robert J. Cicero has served as Senior Vice President and General Counsel of our company since June 2017, Vice President and General Counsel of our company since October 2011 and Chief Compliance Officer and Secretary since April 2012. Mr. Cicero was Associate General Counsel, Compliance Officer and Assistant Secretary of Chemtura Corporation, a global specialty chemicals company, from March 2009 until October 2011; Assistant General Counsel from July 2005 until March 2009; and Chief Counsel from September 2003 until July 2005. He was an Associate in the Executive Compensation and Employee Benefits Group for the law firm of Shearman & Sterling LLP from May 2000 until September 2003; an Associate in the Labor and Employment Section for the law firm of Morgan, Lewis & Bockius, LLP, from May 1998 until May 2000; and an Associate in the Labor and Employment Section for the law firm of Akin Gump Strauss Hauer & Feld, LLP from June 1996 until May 1998. Mr. Cicero was an Assistant Corporation Counsel in the New York City Office of the Corporation Counsel from September 1993 until June 1996.

Mark P. Smith has served as Senior Vice President of the Manufacturing Services Division of our company and as President of Manufacturing Services for Smith & Wesson Corp., a subsidiary of our company, since March 2016. Mr. Smith served as Vice President of Manufacturing and Supply Chain Management from May 2011 until March 2016 and served as Vice President of Supply Chain Management from May 2010 until May 2011. He was Director- Supply Chain Solutions for Alvarez & Marsal Business Consulting, LLC from April 2007 until April 2010. Mr. Smith held various positions for Ecolab, Inc., a developer and marketer of programs, products, and services for the hospitality, foodservice, healthcare, industrial, and energy markets, from March 2001 until April 2007, including Program Manager, Acquisition Integration Manager, Senior Manufacturing Planner, Plant Engineer, and Senior Production / Quality Supervisor. Mr. Smith was a Production Supervisor for Bell Aromatics, a manufacturer of flavors and fragrances, from August 1999 until March 2001.

Item 1A. Risk Factors

Investors should carefully consider the following risk factors, together with all the other information included in the Form 10-K, in evaluating our company, our business, and our prospects. The most significant risks that could materially and adversely affect our financial condition, results of operations, and cash flows include the risk factors described below.

Our performance is influenced by a variety of economic, social, political, legislative, and regulatory factors.

Our performance is influenced by a variety of economic, social, political, legislative, and regulatory factors. General economic conditions and consumer spending patterns can negatively impact our operating results. Economic uncertainty, unfavorable employment levels, declines in consumer confidence, increases in consumer debt levels, increased commodity prices, and other economic factors may affect consumer spending on discretionary items and adversely affect the demand for our products. Economic conditions also affect governmental, political, and budgetary policies. As a result, economic conditions also can have an effect on the sale of our products to law enforcement, government, and military customers.

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

Federal and state legislatures frequently consider legislation relating to the regulation of firearms, including amendment or repeal of existing legislation. Existing laws may also be affected by future judicial rulings and interpretations. These possible changes to existing legislation or the enactment of new legislation may seek to restrict the makeup of a firearm, including limitations on magazine capacity; mandate the use of certain technologies in a firearm; remove existing legal defenses in lawsuits; or ban the sale and, in some cases, the ownership of various types of firearms and accessories. If such restrictive changes to legislation develop, we could find it difficult, expensive, or even impossible to comply with them, impeding new product development and distribution of existing products. Such restrictions could have a material adverse effect on our business, operating results, and financial condition.

We remain dependent on the sale of our firearm products.

We manufacture a wide array of handguns, modern sporting rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. As noted above, sales of firearms are influenced by a variety of economic, social, political, legislative, and regulatory factors, which may result in volatile revenue patterns. During fiscal 2015, in an effort to diversify our revenue, we began an acquisition strategy to grow into the adjacent outdoor products and accessories market. Since that time, we have spent approximately $394.7 million on acquiring companies and brands to further this strategy. However, firearms continue to represent a large proportion of our net sales. In fiscal 2018, firearm product sales represented approximately 68.6% of our consolidated net sales.

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

The manufacture, sale, and purchase of firearms are subject to extensive federal, state, and local governmental regulation. The primary federal laws are the National Firearms Act of 1934, or NFA, the Gun Control Act of 1968, or GCA, and the Arms Export Control Act of 1976, or AECA, which have been amended from time to time. The NFA severely restricts the private ownership of fully automatic weapons and heavily regulates other firearms defined in that law and accompanying regulations, including firearm suppressors. The GCA places certain restrictions on the interstate sales of firearms, among other things. The export of our products is controlled by the International Traffic in Arms Regulations, or ITAR. ITAR implements the provisions of the AECA as described in the Code of Federal Regulations and is enforced by the U.S. Department of State. In order for us to sell some of our products in accordance with ITAR, including firearms and firearm suppressors to foreign customers, we must obtain export licenses from the U.S. government, primarily the U.S. Department of State. The U.S. Department of State has discretion as to whether to grant a license, and approval depends on the foreign policies and national security interests of the United States. In addition, Congress may take action to block a proposed sale of firearms for export valued at $1 million or higher. Consequently, we may not be able to obtain export licenses, or to complete profitable contracts as a result of political or other reasons that are outside our control. Failure to receive required licenses or authorizations or the termination or suspension of our export privileges could have an adverse effect on our business. Further, because our manufacturing process includes certain toxic, flammable, and explosive chemicals, we are subject to the Chemical Facility Anti-Terrorism Standards, as administered by the Department of Homeland Security, which requires that we take additional reporting and security measures related to our manufacturing process.

In addition, like many other manufacturers, we are subject to compliance with the Fair Labor Standards Act, the Occupational Safety and Health Act, the data privacy laws of Massachusetts and other jurisdictions, and many other regulations surrounding employment law, environmental law, taxation, and consumer protection.

In addition to federal requirements, state and local laws and regulations may place additional restrictions or prohibitions on gun ownership and transfer. These laws and regulations vary significantly from jurisdiction to jurisdiction. Some states or other governmental entities have enacted, and others are considering, legislation restricting or prohibiting the ownership, use, or sale of certain categories of firearms, firearm suppressors, ammunition, ammunition feeding devices, or all of these products. Several states require internal or external locking mechanisms for firearms sold in their jurisdictions. Some states mandate, or are considering mandating, certain design features on safety or other grounds. Such legislation could have a material adverse effect on our business, operating results, and financial condition.

Existing industry protections may be repealed or affected by judicial rulings. For example, the Protection of Lawful Commerce in Arms Act of 2005, or the PLCAA, was enacted by Congress in 2005 in order to protect firearms manufacturers and dealers from liability when their legally manufactured and lawfully sold products are later used in criminal acts.  The PLCAA (or the state law equivalent of the PLCAA) could be repealed or amended, and legislation has been introduced in Congress to repeal the law. The PLCAA (or the state law equivalent of the PLCAA) may also be affected by future judicial rulings and interpretations. If the PLCAA (or the state law equivalent of the PLCAA) were repealed, amended, or reinterpreted, firearms manufacturers could face a significant increase in litigation, which could have a material adverse effect on our business, operating results, and financial condition.

Compliance with all of these laws, regulations, and protocols is costly and time consuming. Although we make substantial efforts to ensure compliance with the many regulations to which we are subject to, inadvertent violation of any of these laws, regulations, and protocols could cause us to incur fines and penalties and may also lead to restrictions on our ability to manufacture and sell our products and services and to import or export the products that we sell. In addition, these laws, regulations, and protocols, as well as their interpretation by regulatory authorities, may change at any time. There can be no assurance that such changes to the laws, regulations, and protocols or to their interpretations will not adversely affect our business.

Actions of social activists could cause us to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business.

From time to time, we may be subject to informal private or public inquiries and/or formal proxy proposals by activists urging us to take certain corporate actions, any of which may not be aligned with the best financial or operational interests of our company.  Such activities may adversely affect our business in a number of ways, since responding to such inquiries or proposals could be costly, time consuming, disruptive to our operations, and could meaningfully divert the attention of our resources, including those of our management team and our employees.   For example, such activities could require us to retain the services of various professionals to advise us on such matters, including legal, financial, and communications advisors, which could be costly.  In addition, certain stockholder inquiries and proposals could create perceived uncertainties or concerns as to our future operating environment, legislative environment, strategy direction, or leadership, and such uncertainties or concerns could result in the loss of potential business opportunities; could harm our ability to attract new investors, customers, and employees; could harm or disrupt our business and financial relationships; could result in consumer boycotts of our products; and could cause our stock price to experience periods of decline, volatility, or stagnation.  For example, certain activists could pressure our financial institutions, our customers, our vendors, or other businesses and institutions with whom we maintain relationships to adopt actions that are not in the best interests of our company, inconsistent with the legal operations of our business, or contrary to the beliefs of our core consumers.  Such activities could have a negative impact on our business, operating results, and financial condition.

We are subject to lawsuits and governmental investigations and inquiries.

We are currently involved in several lawsuits, including a lawsuit involving a municipality and several product liability lawsuits.

We are vigorously defending ourselves in the lawsuits to which we are subject. There can be no assurance, however, that we will not have to pay significant damages or amounts in settlement above insurance coverage. An unfavorable outcome or prolonged litigation could harm our business. Litigation of this nature is also expensive and time consuming and may divert the time and attention of our management.

Our products expose us to potential product liability, warranty liability, and personal injury claims, as well as litigation relating to the use or misuse of our products. These include allegations of defects in manufacturing and design, failure to warn of inherent dangers in the product itself or activities associated with the product, and negligence and strict liability. In addition, we could be subject to future litigation arising out of the criminal misuse of our firearms. If successful, such claims could have a material adverse effect on our business, operating results, and financial condition. Although we maintain product liability insurance in amounts that we believe are reasonable, we may not be able to maintain such insurance on acceptable terms, if at all, in the future, and product liability claims may exceed the amount of insurance coverage available to us. In addition, our reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about our products. Due to the nature of our products, we anticipate that we will continue to be involved in litigation, including product liability cases and claims in the future.

Defects in our products could reduce demand and result in a decrease in sales or damage to our reputation. Our products can contain latent defects that are not detected until after the product is introduced to the market. In addition, we obtain many of our products and component parts from third-party suppliers and may not be able to detect defects until after they are sold. Defects in our products may result in a loss of sales, recall or corrective action expenses, damage to our reputation, and increased warranty costs, which could have a material adverse effect on our business, operating results, and financial condition.

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

It is difficult to align our capacity with our demand.

From time to time, we have been capacity constrained and have been unable to satisfy on a timely basis the demand for some of our products. Overall, capacity constraints were a factor in fiscal 2016, despite our achieving significant improvements in our production throughput as a result of enhanced production methods, the purchase of additional equipment, and the expansion of our supply base for capacity relief on targeted constrained processes. In fiscal 2017 and 2018, we were capacity constrained with respect to certain of our popular products. During the last several fiscal years, we also have enhanced our manufacturing productivity by adding capacity, increasing daily production quantities, increasing operational availability of equipment, reducing machinery down time, extending machinery useful life, and increasing manufacturing efficiency. Future significant increases in consumer demand for our products or increased business from law enforcement or military agencies may require us to expand further our manufacturing capacity, particularly through the purchase of additional manufacturing equipment and the addition of manufacturing space. We may not be able to increase our capacity in time to satisfy increases in demand that may occur from time-to-time, and we may not have adequate financial resources to increase capacity to meet demand. Capacity constraints may prevent us from satisfying customer orders and result in a loss of market share to competitors that are not capacity constrained. At other times, such as recently, we may suffer excess capacity and increased overhead costs, particularly if we increase our capacity to meet actual or anticipated demand and that demand decreases or does not materialize. Various actions that we have taken in the past, such as outsourcing a portion of our production and reducing our expenses, enables us to mitigate the effect of reduced product demand, but such actions cannot totally mitigate the effect of reduced product demand.

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

Our proposed logistics facility may not produce the benefits expected.

In October 2017, we entered into a lease agreement with Ryan Boone County, LLC for the design, construction, and lease of an approximately 633,000 square-foot national logistics facility in the Columbia area of Boone County, Missouri. Our logistics facility is expected to be completed and operational in fiscal 2019. We plan ultimately to rely on this logistics facility for substantially all of our product distribution. The construction of the proposed logistics facility may be delayed by a number of factors including, among others, (i) the inability to obtain timely authorization and approvals from government agencies, (ii) potential changes in federal, state, and local statutes and regulations, including environmental requirements, that prevent the project from proceeding or increase the anticipated cost of the project, (iii) the inability to acquire right-of-way or land rights on a timely basis on terms that are acceptable to us, (iv) achieving targeted headcount and wages to receive the incentives on which we based the decision for the location of the facility, and (v) the inability to attract and retain skilled employees to meet the labor needs of the new facility.  In addition, the diversion of management’s time and attention to the correct development of the facility may adversely affect our day-to-day business activities. While we have plans, processes, and testing protocols in place to mitigate the risks associated with the timely completion and successful implementation of our logistics facility, there can be no assurance that such plans will succeed.

The logistics facility will include computer controlled and automated equipment. As a result, the operations of the facility will be complicated and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, electronic or power interruptions, or other system failures. In addition, because substantially all of our products will be distributed from one location, our operations could also be interrupted by labor difficulties, extreme or severe weather conditions, or by floods, fires or other natural disasters near our logistics facility. Our ability to successfully open and operate the logistics facility in fiscal 2019 also depends on numerous factors, including, among others, our ability to manage a complex project, the proper design of the logistics facility, the ability to employ a skilled workforce to operate the logistics facility, the design and operation of computer controlled and automated systems, the design of software systems to operate the logistics facility, and the integration of the logistics facility into our ERP system.  Difficulties or delays in performing any of these critical tasks could delay the timely opening of our logistics facility and negatively impact the efficient operation of our business. We maintain business interruption insurance, but it may not adequately protect us from the adverse effect that may be caused by significant disruptions in our product distribution, such as the long-term loss of customers or an erosion of our brand image.

Our ability to meet customer expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies as well as tax savings and incentives will depend on the timely implementation and proper operation of our new logistics facility. The fixed costs associated with owning, operating, and maintaining a large, highly automated logistics facility during a period of economic weakness or declining sales could result in lower operating efficiencies, financial deleverage, and potential impairment in the recorded value of distribution assets. This fixed cost structure may make it difficult for us to maintain our profitability levels if sales volumes decline for an extended period of time and could have a material adverse effect on our business, operating results, and financial condition.

Our efforts to develop new products may be costly and ineffective.

Our efforts to develop new products may not be successful, and any new products that we develop may not result in customer or market acceptance. The development of new products is a lengthy and costly process. Any new products that we develop and introduce to the marketplace may be unsuccessful or achieve success that does not meet our expectations for a variety of reasons, including delays in introduction, unfavorable cost comparisons with alternative products, and unfavorable performance. Significant expenses related to proposed new products that prove to be unsuccessful for any reason could adversely affect our business, operating results, and financial condition.

We rely on outsourcing for a portion of our production, and any interruptions in these arrangements could disrupt our ability to fill our customers’ orders.

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

We source a significant portion of the outdoor products and accessories that we sell from third-party contract manufacturers, located primarily in Asia. In our Electro-Optics division, we source laser diodes from Asia and most other component parts from North America. Our ability to secure qualified suppliers that meet our quality and other standards, and to receive these products in a timely and efficient manner, represents a challenge, especially with suppliers located and products sourced outside the United States.  Political and economic instability in countries in which foreign suppliers are located, the financial and managerial instability of suppliers, the failure by suppliers to meet our standards, labor problems experienced by our suppliers, the availability of raw materials to our suppliers, product quality issues, currency exchange rates, transport availability and cost, inflation, and other factors relating to suppliers and the countries in which they are located are beyond our control.  The United States’ foreign trade policies, tariffs, and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain types of materials from other countries, and other factors relating to foreign trade also are beyond our control.  These and a majority of other factors affecting our suppliers and our access to products could adversely affect our business.

We also depend on our contract manufacturers to maintain high levels of productivity and satisfactory delivery schedules.  We do not have long-term agreements with many of our contract manufacturers that guarantee production capacity, prices, lead times, or delivery schedules.  Our contract manufacturers serve other customers, a number of which may have greater production requirements than we do.  As a result, our contract manufacturers could determine to prioritize production capacity for other customers or reduce or eliminate deliveries to us on short notice.  Lower than expected manufacturing efficiencies could increase our cost and disrupt or delay our supplies.  Any of these problems could result in our inability to deliver our products in a timely manner or adversely affect our business, operating results, and financial condition.

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

Poor product quality or performance could adversely affect our operating results and reputation. We generally provide a limited one year warranty and a lifetime service policy to the original purchaser of our new firearm products and a limited one year warranty to the original purchaser of our new outdoor products and accessories. We offer a one year or limited lifetime warranty program to the original purchaser of our outdoor products and accessories, depending on the product purchased. In our Electro-Optics division, we offer a warranty that our products will be free from defects in materials and workmanship for a period of three years from the original retail purchase and commit to repair or replace with an item of equivalent value, at our option, any product or part which is found to be defective under normal use and service, without charge, during the warranty period.

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

We cannot assess the effect that legislation will have on our healthcare costs and structure or our ability to provide healthcare benefits to our employees.  The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or ACA, became effective in calendar 2015 with other provisions to become effective over succeeding years.

The Trump Administration and the Republican Congress are pursuing legislative and regulatory efforts to repeal and replace ACA.  The Tax Cuts and Jobs Act of 2017, which was adopted in December 2017, effectively eliminated certain provisions of the ACA, including the individual mandate starting in 2019 requiring consumers to buy insurance or pay a penalty subject to a limited number of exceptions.  It is generally anticipated that the Trump Administration and the Republican Congress will continue their efforts to repeal and replace the ACA, possibly in its entirety, and that many states, including states in which we conduct operations, will adopt their own health care legislation. Changes to the healthcare requirements in the future may have an adverse effect on our business, operating results, and financial condition.

Liability insurance is expensive and may be difficult to obtain.

Liability insurance coverage is expensive and from time to time may be difficult or impossible to obtain. Our insurance policies are subject to periodic review by our insurers and may not be renewed at all or on similar or favorable terms. If we or other firearms manufacturers sustain significant losses or make significant insurance claims, our ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected. Our liability insurance costs were $5.2 million in fiscal 2018 and $4.3 million in fiscal 2017. An inability to obtain liability insurance, significant increases in the cost of insurance we obtain, or losses in excess of our liability insurance coverage could have a material adverse effect on us.

Shortages of, and price increases for, components, parts, raw materials, and other supplies may delay or reduce our sales and increase our costs.

Although we manufacture most of the components for our firearms, we purchase certain components and parts from third parties, including bolt carriers, rifle receivers, magazines, slides, small parts, barrels, and rifle stocks. We rely on third-party suppliers and manufacturers for substantially all of our outdoor products and accessories’ finished products and compnents, and we have limited control over these suppliers and manufacturers. We also purchase ammunition for product testing.

Most of our major suppliers for our firearm products are U.S.-based and provide materials, components, and parts, such as raw steel, polymer components, and metal-injected-molded components. The costs of these materials, components, and parts are at competitive rates. We have become increasingly dependent on a small number of key vendors that supply components and parts for our firearms as a result of our decision to enhance our manufacturing flexibility by using third parties that can supplement our internal capacity to better react to changes in market conditions. Most of our major suppliers for our outdoor products and accessories components and products are based in Asia. Our major suppliers for electro-optics components are based in Asia and North America. We also use numerous raw materials that we purchase from third-party suppliers in producing and testing our products, including steel, wood, lead, brass, and plastics. Uncertainties related to governmental fiscal policies, including increased duties, tariffs, or other trade restrictions, could increase the prices of finished products, components, and raw materials we purchase from third-party suppliers.

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

We rely extensively on our information systems to manage our business, data, communications, supply chain, ordering, pricing, billing, inventory replenishment, accounting functions, and other processes. Our systems are subject to damage or interruption from various sources, including power outages, computer and telecommunications failures, computer viruses, cyber security breaches, vandalism, severe weather conditions, catastrophic events, terrorism, and human error, and our disaster recovery planning cannot account for all eventualities. If our systems are damaged, fail to function properly, or otherwise become compromised or unavailable, we may incur substantial costs to repair or replace them, and we may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business, operating results, and financial condition.

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

All businesses in our Firearm division and our largest business in our Outdoor Products & Accessories division operate under a fully integrated ERP system, SAP. We anticipate that we will implement SAP at our new national logistics facility in fiscal 2019. This implementation could result in a major disruption to our business, and any disruption could have a negative effect on our business, operating results, and financial condition. In addition, implementing SAP has required and will continue to require significant resources and refinement to fully realize the expected benefits of the system.

Breaches of our information systems could adversely affect our reputation, disrupt our operations, and result in increased costs and loss of revenue.

There have been an increasing number of cyber security incidents affecting companies around the world, which have caused operational failures or compromised sensitive or confidential corporate data.  Although we do not believe our systems are at a greater risk of cyber security incidents than other similar organizations, such cyber security incidents may result in the loss or compromise of customer, financial, or operational data; loss of assets; disruption of billing, collections, or normal operating activities; disruption of electronic monitoring and control of operational systems; and delays in financial reporting and other management functions. In addition, acquisitions of smaller, closely held companies could increase our risk as they often lack the systems, policies, procedures, and controls of larger companies. Possible impacts associated with cyber security incidents (which generally are increasing in both frequency and sophistication) may include, among others, remediation costs related to lost, stolen, or compromised data; repairs to data processing systems; increased cyber security protection costs; reputational damage; lawsuits seeking damages; regulatory actions; and adverse effects on our compliance with applicable privacy and other laws and regulations. Such occurrences could have an adverse effect on our business, operating results, and financial condition.

We face intense competition that could result in our losing or failing to gain market share and suffering reduced sales.

We operate in intensely competitive consumer markets that are characterized by competition from major domestic and international companies. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Some of our competitors may have greater financial, technical, marketing, distribution, and other resources and, in certain cases, may have lower cost structures than we possess that may afford them competitive advantages. As a result, they may be able to devote greater resources to the promotion and sale of products, negotiate lower prices on raw materials and components, deliver competitive products at lower prices, and introduce new products and respond to customer requirements more effectively and quickly than we can.

Competition in the consumer products industry is primarily based on innovation, quality, reliability, durability, price, performance, consumer brand awareness, and customer service and support. Our inability to compete in one or more of these areas could have a negative impact on our business, operating results, and financial condition.

Acquisitions involve significant risks, and any acquisitions that we undertake in the future could be difficult to integrate, disrupt our business, dilute stockholder value, and harm our operating results.

We have a strategy to expand our operations through acquisitions in order to enhance existing products and offer new products, enter new markets and businesses, strengthen and avoid interruption from our supply chain, and enhance our position in current markets and businesses. Acquisitions involve significant risks and uncertainties. We cannot accurately predict the timing, size, and success of any future acquisitions. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. Acquisitions also may become more difficult in the future as we or others acquire the most attractive candidates. Unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions could inhibit our growth and negatively impact our business, operating results, and financial condition.

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

We plan to pursue acquisitions of businesses that are not involved in the manufacture of firearms, such as businesses involved in shooting and hunting sports, companies involved in what we consider the rugged outdoor market (which may include camping, hiking, fishing, and a variety of other outdoor recreational and leisure activities), companies that perform manufacturing services for us or supply us with components or materials, and other businesses that we regard as complementary to our business. We may have little or no experience with certain acquired businesses, which could involve significantly different supply chains, production techniques, customers, and competitive factors than our current business. This lack of experience would require us to rely to a great extent on the management teams of these acquired businesses. These acquisitions also could require us to make significant investments in systems, equipment, facilities, and personnel in anticipation of growth. These costs could be essential to implement our growth strategy in supporting our expanded activities and resulting corporate structure changes. We may be unable to achieve some or all of the benefits that we expect to achieve as we expand into these new markets within the time frames we expect, if at all. If we fail to achieve some or all of the benefits that we expect to achieve as we expand into these new markets, or do not achieve them within the time frames we expect, our business, operating results, and financial condition could be adversely affected.

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

We have a history of acquiring businesses, having spent approximately $394.7 million on acquisitions in the last four fiscal years. In order to pursue successful acquisitions, we may need to integrate the operations of acquired businesses into our operations, including centralizing certain functions to achieve cost savings and pursuing programs and processes that leverage our sales and growth opportunities. In fiscal 2017, we acquired Crimson Trace Corporation and the assets of Taylor Brands, LLC and Ultimate Survival Technologies, Inc. In fiscal 2018, we acquired the assets of Gemini Technologies, Incorporated and Fish Tales, LLC. We are in the process of completing the integration of these businesses. The integration of the management, operations, and facilities of acquired businesses with our own could involve difficulties, which could adversely affect our growth rate and operating results.

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

If our goodwill, intangible assets, or long-lived assets become impaired, we may be required to record a significant charge to earnings.

We review our goodwill, intangible assets, and long-lived assets (collectively, “tested assets”) for impairment annually or when events or changes in circumstances indicate the carrying value may not be recoverable. After such review, we may be required to record a significant charge to our financial statements during the period in which such impairment of our tested assets is determined, negatively impacting our results of operations. As of April 30, 2018, our Firearms, Outdoor Products & Accessories, and Electro-Optics operating units had tested assets of $18.5 million, $119.8 million, and $53.0 million, respectively.  For further discussion of the valuation of tested assets, see Note 3 Significant Accounting Policies to our consolidated financial statements.  Factors that may be considered a change in circumstances, indicating that the carrying value of our tested assets may be reduced or otherwise not be recoverable, include, but are not limited to, general economic conditions, changes in regulations, reduced future cash flow estimates, slower growth rates, changes in the competitive environment for our products, and the success of new products.

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

From time to time, we may seek additional equity or debt financing to provide funds for the expansion of our business. We cannot predict the timing or amount of any such financing requirements at this time. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired, and our operating results may suffer. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to existing stockholders.

As of April 30, 2018, we had $187.7 million of long-term debt outstanding, of which $6.3 million is payable in the next 12 months. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions, or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to the financial condition, business environment, and other factors affecting our operations, many of which are beyond our control.

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

•	achieve the anticipated benefits of our new national logistics facility; and
•	successfully hire, train, and motivate additional employees, including additional personnel for our technological, sales, and marketing efforts.

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

Our brand recognition and reputation are critical aspects of our business. We believe that maintaining and further enhancing all of our brands is critical to retaining existing customers and attracting new customers. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in our markets continues to develop.

We anticipate that our advertising, marketing, and promotional efforts will increase in the foreseeable future as we continue to seek to enhance our brands and consumer demand for our products. Historically, we have relied on print and electronic media advertising to increase consumer awareness of our brands to increase purchasing intent and conversation. We anticipate that we will increasingly rely on other forms of media advertising, including social media and digital marketing. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising, promotion, public relations, and marketing programs. These brand promotion activities may not yield increased revenue and the efficacy of these activities will depend on a number of factors, including our ability to do the following:

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

Consumers are increasingly shopping online via e-commerce retailers and we face intense pressure to make our products available via e-commerce services. Although firearms currently cannot be delivered direct-to-consumer, firearms are increasingly sold on e-commerce websites and delivered to licensed firearm retailers near to the consumer, who then perform the requisite legal procedures and checks for a small fee. Our success in participating in e-commerce, especially in non-firearm transactions, will depend on our ability to effectively use our marketing resources to communicate with existing and potential customers in order to increase our e-commerce sales. To increase our e-commerce sales, we may have to be more promotional to compete, which could impact our gross margin and increase our marketing expenses. We do not currently have a fully functional direct-to-consumer e-commerce platform and are reliant on third party e-commerce websites to sell our products, which could lead to our e-commerce customers being able to have control over the pricing of our products. This in turn could lead to adverse relationship consequences with our customers that operate brick and mortar locations as they may perceive themselves to be at a disadvantage based on the e-commerce pricing to end consumers. There is no assurance that we will be able to successfully expand our e-commerce business and respond to shifting consumer traffic patterns and direct-to-consumer buying trends.

In addition, e-commerce and direct-to-consumer operations are subject to numerous risks, including implementing and maintaining appropriate technology to support business strategies, reliance on third-party computer hardware/software and service providers, data breaches, violations of state, federal, or international laws, including those relating to online privacy, credit card fraud, telecommunication failures and electronic break-ins, and similar disruptions, and disruption of Internet service. Our inability to adequately respond to these risks and uncertainties or to successfully maintain and expand our direct-to-consumer business may have an adverse impact on our results of operations.

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

For the fiscal year ended April 30, 2018, one of our customers accounted for 11.9% of our net sales and none of our customers accounted for 10% or more of our accounts receivable. For the fiscal year ended April 30, 2017, none of our customers exceeded 10% of our net sales and one of our customers accounted for approximately 17.5% of our accounts receivable. For the fiscal year ended April 30, 2016, we did not have any customers that exceeded 10% of net sales or accounts receivable.

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

Our success and ability to compete depend in part on our ability to protect our intellectual property. We rely on a combination of patents, copyrights, trade secrets, trademarks, trade dress, customer records, monitoring, brand protection services, confidentiality agreements, and other contractual provisions to protect our intellectual property, but these measures may provide only limited protection. Our failure to enforce and protect our intellectual property rights or obtain the right to use necessary intellectual property from third parties could reduce our sales and increase our costs. In addition, the laws of some foreign countries do not protect proprietary rights as fully as do the laws of the United States.

Patents may not be issued for the patent applications that we have filed or may file in the future. Our issued patents may be challenged, invalidated, or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage. We have registered certain of our trademarks and trade dress in the United States and other countries. We have also recorded certain of our registered trademarks with customs officials in the United States and other countries. We may be unable to enforce existing or obtain new registrations of principle or other trademarks in key markets. Failure to obtain or enforce such registrations could compromise our ability to protect fully our trademarks and brands and could increase the risk of challenges from third parties to our use of our trademarks and brands.

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

In the future, we also may need to file lawsuits to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. This litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on us.

We face risks associated with international activities, including related to compliance with the Foreign Corrupt Practices Act or other applicable anti-corruption legislation.

Political and economic conditions abroad may result in a reduction of or inhibition of our growth in our sales in numerous foreign countries and our purchase of certain accessories and components from certain countries in Asia and Europe, including China, Taiwan, and Italy. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, could reduce our ability to sell our products in foreign markets, the ability of foreign customers to purchase our products, and our ability to import components, parts, and products from foreign suppliers. Our efforts to comply with the Foreign Corrupt Practices Act, or other applicable anti-corruption laws and regulations may limit our international business activities, necessitate the implementation of certain processes and compliance programs, and subject us to enforcement actions or penalties for noncompliance. Both the U.S. and foreign governments have increased their oversight and enforcement activities in this area in recent years, and we expect applicable agencies to continue to increase such activities in the future.

Our foreign sales and purchases of certain accessories and components also create a number of logistical and communication challenges. These activities also expose us to various economic, political, and other risks, including the following:

•	compliance with U.S. and local laws and regulatory requirements, including adverse changes in those laws and requirements;
•	transportation delays or interruptions and other effects of less developed infrastructures;
•	foreign exchange rate fluctuations;

•	limitations on imports and exports;
•	imposition of restrictions on currency conversion or the transfer of funds;
•	the possibility of appropriation of our assets without just compensation;
•	taxes, tariffs, and duties;
•	the burdens and costs of compliance with a variety of foreign laws; and
•	political or economic instability in countries in which we conduct business, including possible terrorist acts.

We currently maintain operations in Belgium and the People’s Republic of China and have plans to expand our international operations.  As a result, we are exposed to risks in the countries in which we operate or will operate in the future, including political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, and political unrest, which could negatively affect our international operations.

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

In our efforts to satisfy our environmental, health, and safety responsibilities and to comply with all applicable laws and regulations, we maintain policies relating to the environmental, health, and safety standards for our operations and conduct programs to monitor compliance with various environmental regulations. However, in the normal course of our manufacturing operations, we may become subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges into the environment. We believe, based on the information available to us, that we are in substantial compliance with applicable environmental regulations.

From a remediation perspective, we may not have identified all existing contamination on our properties, and we cannot predict whether our operations will cause contamination in the future. As a result, we could incur additional costs to clean up contamination that exceed the amount of our reserves. We will periodically review the probable and reasonably estimable environmental costs in order to update the environmental reserves. Furthermore, it is not possible to predict with certainty the impact on us of future environmental, health, and safety compliance requirements or of the cost of resolution of future regulatory proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under federal environmental laws is joint and several in nature, and environmental health and safety laws and regulations are subject to modification and changes in interpretation. Additional or changing environmental health and safety regulation may become burdensome in the future, and any such development could have an adverse effect on us.

Our indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy significant debt service obligations.

As of April 30, 2018, we had consolidated indebtedness of $187.7 million, of which $6.3 million is payable in the next 12 months.  On June 15, 2015, we entered into a new unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan, of which $87.7 million remained outstanding as of April 30, 2018. The Revolving Line provides availability until June 15, 2020 for general corporate purposes, with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. On October 27, 2016, we entered into a second amendment to our existing unsecured credit agreement, or the Second Amendment, which, among other things increased the Revolving Line to $350.0 million, increased the option to expand the credit commitment to $150.0 million, and extended the maturity of the Revolving Line from June 15, 2020 to October 27, 2021. Other than the changes described in the Second Amendment, we otherwise remain subject to the terms of the Credit Agreement, as described below. As of April 30, 2018, we had $25.0 million of borrowings outstanding on the Revolving Line, which bore interest at 4.15%, at the LIBOR rate plus an applicable margin. We were required to obtain fixed interest rate protection on the Term Loan covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement. This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan at 4.14%, which is subject to change based on our consolidated leverage ratio.

In February 2018, we issued $75.0 million of 5.000% Senior Notes due 2020, or the 2020 Senior Notes, and used the proceeds of the notes offering to redeem our then outstanding $75.0 million of 5.000% Senior Notes due 2018, or the 2018 Senior Notes, in March 2018. The Credit Agreement and the indenture governing the 2020 Senior Notes, or the 2020 Senior Notes Indenture, each contain certain affirmative and negative financial and other restrictive covenants. We may also incur additional indebtedness in the future, including borrowings under our credit facility. Our indebtedness, after taking into account additional borrowings under our credit facility, and the fact that a substantial portion of our cash flow from operations must be used to make principal and interest payments on our indebtedness, could have important consequences, including the following:

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

As of April 30, 2018, there were 54,266,843 shares of our common stock outstanding. Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company, which generally include our directors, executive officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 described below.

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

Rule 701 provides that affiliates may sell their Rule 701 shares under Rule 144 without complying with the holding period requirement and that non-affiliates may sell their shares in reliance on Rule 144 without complying with the holding period, public information, volume limitation, or notice provisions of Rule 144. Subject to the availability of current public information about us, a person who is not an affiliate, who has not been an affiliate within three months prior to sale, and who beneficially owns restricted securities with respect to which at least six months has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell such shares under Rule 144 without regard to any of the volume limitations or other requirements described above. Sales of substantial amounts of our common stock in the public market could adversely affect the market price for our common stock.

As of April 30, 2018, we had outstanding nonqualified stock options to purchase 316,160 shares of common stock under our incentive stock plans and other option agreements, 915,791 undelivered time-based restricted stock units, or RSUs, and 526,525 unearned performance stock units, or PSUs, under our incentive stock plans. We issued 203,002 of the 6,000,000 shares of common stock reserved for issuance under our 2011 Employee Stock Purchase Plan, or the ESPP, during fiscal 2018. We have registered for offer and sale the shares of common stock that are reserved for issuance pursuant to our incentive stock plans and available for issuance pursuant to the ESPP. Shares covered by such registration statements upon the exercise of stock options, the vesting of RSUs and PSUs or pursuant to the ESPP generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

We may issue securities that could dilute stockholder ownership and the net tangible book value per share of our common stock.

We may decide to raise additional funds through public or private debt or equity financing to fund our operations. If we raise funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced and the new equity securities may have rights superior to those of our common stock. We may not obtain sufficient financing on terms that are favorable to us. We may delay, limit, or eliminate some or all of our proposed operations if adequate funds are not available. We may also issue equity securities as consideration for acquisitions we may make. The issuance of additional common stock in the future, including shares that we may issue pursuant to our incentive stock plans and ESPP, may result in dilution in the net tangible book value per share of our common stock.

Our operating results may involve significant fluctuations.

Various factors contribute to significant periodic and seasonal fluctuations in our operating results. These factors include the following:

•	the volume of customer orders relative to our capacity;
•	the success of product and service introductions and market acceptance of new products by us and our competitors;
•	timing of expenditures in anticipation of future customer orders;
•	effectiveness in managing manufacturing processes and costs;
•	changes in cost and availability of labor and components;
•	ability to manage inventory and inventory obsolescence;
•	social and political factors specific to our industry;
•	pricing and other competitive pressures; and
•	changes or anticipated changes in economic, social, political, legislative, and regulatory factors.

Accordingly, you should not rely on the results of any period as an indication of our future performance. If our operating results fall below expectations of securities analysts or investors, our stock price may decline.

The market price of our common stock could be subject to wide fluctuations as a result of many factors.

Many factors could affect the market price of our common stock, including the following:

•	variations in our operating results;
•	the relatively small public float of our common stock;
•	introductions of new products and services by us or our competitors;
•	the performance of our distributors;
•	changes in the estimates of our operating performance or changes in recommendations by any securities analysts that follow our stock;
•	general economic, social, political, and market conditions and consumer spending patterns;
•	governmental policies and regulations;
•	investor reaction to news events;
•	the general performance of the markets in which we participate; and
•	factors relating to suppliers and competitors.

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

Our success depends to a significant extent upon the continued services of our current management team, including P. James Debney, our President and Chief Executive Officer. The loss of Mr. Debney or one or more of our other key executives or employees could have a material adverse effect on our business. Except for Mr. Debney, we do not maintain “key person” insurance policies on the lives of any of our executive officers or any of our other employees. We employ all of our executive officers and key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason, and without advance notice, subject to certain severance obligations upon termination. In order to retain valuable employees, in addition to salary and cash incentives, we regard our ability as a public company to grant stock-based compensation as an important component of our ability to attract and retain key personnel. The value to employees of stock-based compensation over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other companies.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth information regarding our principal operating properties and other significant properties as of April 30, 3018.  All the properties listed below are leased except where otherwise indicated.  In general, our operating properties are well maintained, suitably equipped and in good operating condition.

Location	Facility	Reporting Segment
North America
United States
Arizona
Scottsdale	Office	Corporate
Arkansas
Bentonville	Office	Outdoor Products & Accessories
Connecticut
Deep River	Plant	Firearms
Florida
Jacksonville	Office & Warehouse	Outdoor Products & Accessories
Idaho
Meridian	Research Center	Firearms
Maine
Houlton(1)	Plant	Firearms
Massachusetts

Location	Facility	Reporting Segment
Springfield(1)	Executive Offices & Plant	Corporate Office, Shared Services, Firearms
Springfield(1)	State Accredited Firearms Training Center	Firearms
New Hampshire
Somersworth	Research & Development	Firearms

Missouri
Columbia	Office & Warehouse	Outdoor Products & Accessories
Columbia(2)	Office & Warehouse	Firearms, Outdoor Products & Accessories
Oregon
Wilsonville	Office & Warehouse	Electro-Optics

Europe
Belgium
Herstal	Office	Firearms

Asia
People’s Republic of China
Shenzhen	Office	Corporate, Outdoor Products & Accessories

(1)	Owned property.
(2)	Logistics Facility currently under construction.

Item 3. Legal Proceedings

Information regarding our legal proceedings is discussed in Note 17 to our consolidated financial statements, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq Global Select Market under the symbol “AOBC” since January 1, 2017. In fiscal 2017, we changed our name from Smith & Wesson Holding Corporation to American Outdoor Brands Corporation. Our common stock was previously traded on the Nasdaq Global Select Market under the symbol “SWHC” from July 20, 2006 to January 1, 2017. The following table sets forth the high and low sale prices of our common stock for each quarter in our fiscal years ended on April 30 indicated as reported on the Nasdaq Global Select Market.

	High	Low
2018
First quarter	$24.49	$20.22
Second quarter	$21.21	$13.28
Third quarter	$15.22	$11.70
Fourth quarter	$11.94	$8.32
2017
First quarter	$30.40	$21.11
Second quarter	$31.19	$24.58
Third quarter	$28.57	$19.89
Fourth quarter	$22.26	$17.50

On June 19, 2018, the last reported sale price of our common stock was $13.09 per share. On June 19, 2018, there were 785 record holders of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payment of any cash dividends in the future will depend on our financial condition, operating results, and capital requirements as well as other factors deemed relevant by our board of directors. In addition, our credit facility and the indenture governing our 2020 Senior Notes restrict our ability to pay dividends.

Equity Compensation Plan Information

For equity compensation plan information, refer to Item 12 in Part III of this Annual Report on Form 10-K.

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended April 30, 2018 for (i) our common stock; (ii) the Russell 2000 Index; (iii) a peer group consisting of Sturm, Ruger & Company, Inc., Vista Outdoor, Inc., and National Presto Industries, Inc., (Peer Group on the graph below). The graph assumes an investment of $100 on April 30, 2013. The calculation of cumulative stockholder return on the Russell 2000 Index and the peer group include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

Among American Outdoor Brands Corporation, The Russell 2000 Index,

And Peer Group

*	$100 invested on April 30, 2013 in stock or index — including reinvestment of dividends. Fiscal year ending April 30.

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Securities Act.

Repurchases of Common Stock

On March 27, 2017, our board of directors authorized the repurchase of an additional $50.0 million of our common stock, subject to certain conditions, in the open market or privately negotiated transactions until March 28, 2019. We did not repurchase any shares of our common stock during fiscal 2018.

Item 6. Selected Financial Data

The consolidated statements of income and cash flows data for the fiscal years ended April 30, 2018, 2017, and 2016 and the consolidated balance sheet data as of April 30, 2018 and 2017 have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of income/(loss) and cash flows data for the fiscal years ended April 30, 2015 and 2014 and the consolidated balance sheet data as of April 30, 2016, 2015, and 2014 have been derived from our audited consolidated financial statements not included herein. You should read this information in conjunction with our consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

	Fiscal Year Ended April 30,
	2018	2017	2016	2015	2014
	(In thousands, except share, per share, and ratio data)
Net sales	$606,850	$903,188	$722,908	$551,862	$626,620
Cost of sales	411,098	527,916	429,096	356,936	367,515
Gross profit	195,752	375,272	293,812	194,926	259,105
Operating expenses	168,704	175,333	135,169	105,298	108,117
Operating income	27,048	199,939	158,643	89,628	150,998
Total other income/(expense), net	(9,431)	(8,633)	(13,550)	(10,896)	(14,266)
Income from continuing operations before income taxes	17,617	191,306	145,093	78,732	136,722
Income tax (benefit)/expense	(2,511)	63,452	51,135	28,905	48,095
Income from continuing operations (a)	20,128	127,854	93,958	49,827	88,627
Discontinued operations:
Loss from operation of discontinued security solutions division	—	—	—	(297)	(456)
Income tax benefit	—	—	—	(83)	(1,134)
Income/(loss) from operation of discontinued security solutions division	—	—	—	(214)	678
Net income	$20,128	$127,854	$93,958	$49,613	$89,305
Net income per share:
Basic - continuing operations	$0.37	$2.29	$1.72	$0.92	$1.51
Basic - total	$0.37	$2.29	$1.72	$0.92	$1.52
Diluted - continuing operations	$0.37	$2.25	$1.68	$0.90	$1.47
Diluted - total	$0.37	$2.25	$1.68	$0.90	$1.49
Weighted average number of shares outstanding:
Basic	54,061	55,930	54,765	53,988	58,668
Diluted	54,834	56,891	55,965	55,228	60,114
Depreciation and amortization	$52,075	$50,213	$41,237	$30,893	$21,704
Capital expenditures	$18,490	$34,876	$29,474	$28,199	$53,282
Year-end financial position:
Working capital	$169,682	$167,196	$210,639	$116,065	$146,628
Current ratio	2.7	2.1	2.7	2.4	2.6
Total assets	$745,060	$788,036	$619,503	$490,925	$378,535
Current portion of notes payable	$6,300	$6,300	$6,300.00	$—	$—
Notes payable, net of current portion	$180,304	$210,657	$166,564	$170,933	$97,031

(a)

Income from continuing operations for fiscal 2018 included activity for the period subsequent to the acquisitions of Gemini Technologies, Incorporated and Fish Tales, LLC. Fiscal 2018 and 2017 includes activity for the period subsequent to the acquisitions of Taylor Brands, LLC, Crimson Trace, and UST in fiscal 2017. Fiscal 2018, 2017, 2016, and 2015 includes activity for the period subsequent to our TTPP and BTI acquisitions in fiscal 2015. See Note 2 – Acquisitions to the consolidated financial statements for further detail.

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

In fiscal 2017, in three separate transactions, we acquired (1) substantially all of the net assets of Taylor Brands, LLC, (2) substantially all of the assets of Ultimate Survival Technologies, Inc. (now referred to as Ultimate Survival Technologies, LLC, or UST), and (3) all of the issued and outstanding stock of Crimson Trace Corporation for an aggregate purchase price of $211.1 million, net of cash acquired, subject to certain adjustments, utilizing cash on hand. Taylor Brands, LLC, which has been integrated into our Battenfeld Technologies business and operates from Columbia, Missouri, is a leading provider of high-quality knives, specialty tools, and accessories. Crimson Trace Corporation, based in Wilsonville, Oregon, is a leading provider of laser sight and tactical light products for consumers, law enforcement, security agencies, and military agencies worldwide. UST, based in Jacksonville, Florida, is a provider of high-quality survival and camping equipment, including LED lights, all-weather fire starters, unbreakable signal mirrors, premium outdoor cutting tools, first aid kits, survival kits, and camp kitchen products. Results of operations for the fiscal year ended April 30, 2017 include activity for the period subsequent to the respective acquisition dates of Taylor Brands, LLC, Crimson Trace Corporation, and UST. We collectively refer to the acquisitions of Taylor Brands, LLC, Crimson Trace Corporation, and UST as the 2017 Acquisitions.

In fiscal 2018, in two separate transactions, we acquired substantially all of the net assets of Gemini Technologies, Incorporated, or Gemtech, and Bubba Blade branded products and other assets from Fish Tales, LLC. The aggregate purchase price for these two acquisitions was $23.1 million, subject to certain adjustments, utilizing a combination of cash on hand and borrowings under our revolving line of credit. Gemtech, based in Meridian, Idaho, is a provider of quality suppressors and accessories for the consumer, law enforcement, and military markets. Fish Tales, LLC, based in Oro Valley, Arizona, is a provider of premium sportsman knives and tools for fishing and hunting, including the premium knife brand Bubba Blade. Results of operations for the fiscal year ended April 30, 2018 include activity for the period subsequent to the respective acquisition dates of Gemtech and Fish Tales, LLC. We collectively refer to the acquisitions of Gemtech and Fish Tales, LLC products as the 2018 Acquisitions.

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

2018 Highlights

Our operating results for fiscal 2018 included the following:

•	Total net sales of $606.9 million, a decrease of $296.3 million, or 32.8%, from the prior fiscal year.
•	Firearms segment gross sales of $452.5 million, which included $3.8 million of intersegment revenue, a decrease of $324.1 million, or 41.7%, from the prior fiscal year.
•

Outdoor Products & Accessories segment gross sales of $171.7 million, which included $13.8 million of intersegment revenue, an increase of $31.0 million, or 22%, over the prior fiscal year primarily because of the revenue generated as a result of the acquisitions in fiscal 2017 and 2018. Organic gross sales in this segment grew 1.2%.

•	Gross margin of 32.3%, a decrease of 9.2 percentage points from the prior fiscal year.
•	Net income of $20.1 million, a decrease of $107.7 million, or 84.3%, from the prior fiscal year.
•	Net income per diluted share of $0.37, a decrease of $1.88, or 83.6%, from the prior fiscal year.

On December 22, 2017, the Tax Cuts and Jobs Act, or Tax Reform, was enacted in the United States. Tax Reform significantly revises the corporate federal income tax by, among other things, lowering corporate federal income tax rates, limiting various deductions, and repealing the domestic manufacturing deduction. We expect to see net benefits from the lower federal income tax rate although there are offsetting effects from other components of Tax Reform.

On February 28, 2018, we issued an aggregate of $75.0 million of 5.000% Senior Notes due 2020, or the 2020 Senior Notes. We used the proceeds from the 2020 Senior Notes to redeem the 5.000% Senior Notes due 2018, or the 2018 Senior Notes, on March 8, 2018. The 2020 Senior Notes have substantially the same terms and conditions as the redeemed 5.000% Senior Notes.

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

External Factors that Impact the Firearm Industry

The firearm industry has been subject to many external factors in the past that have significantly increased the volatility of revenue generated for all companies within the industry. These factors include, among others, fears surrounding crime and terrorism; tragic news events; potential restrictions on the sale or makeup of firearms; legislative and regulatory actions; economic changes; and changes in the social and political environment, including presidential elections. See Item IA, Risk Factors, for further discussion of external factors that impact the firearm industry.  Although these external factors have created demand surges and volatility in the firearms market, and often making it difficult to predict demand, we believe that those external factors have also likely contributed to a long-term increase in consumer interest in firearms. This increased consumer interest has helped the firearm industry generate a ten-year compound annual growth rate in units of 12.0% according to the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, or ATF. We believe that this expanding base of consumers combined with our strong brand recognition and attractive price points are important factors in our goal to continue increasing our market share. Based on data from calendar 2016, we estimate that we have a 16.7% share of the U.S. consumer market for handguns. This compares with approximately 10% in the period just prior to our acquisition of Smith & Wesson Corp. in 2001.

Results of Operations

Net Sales

The following table sets forth certain information regarding net sales for the fiscal years ended April 30, 2018, 2017, and 2016 (dollars in thousands):

	2018	2017	$ Change	% Change	2016
Handguns	$326,290	$556,566	$(230,276)	-41.4%	$485,413
Long Guns	90,222	179,612	(89,390)	-49.8%	127,607
Other Products & Services	32,474	36,819	(4,345)	-11.8%	39,045
Firearms Segment	448,986	772,997	(324,011)	-41.9%	652,065
Outdoor Products & Accessories Segment	157,864	130,191	27,673	21.3%	70,843
Total Net Sales	$606,850	$903,188	$(296,338)	-32.8%	$722,908

The following table sets forth certain information regarding trade channel net sales for the fiscal years ended April 30, 2018, 2017, and 2016 (dollars in thousands):

	2018	2017	$ Change	% Change	2016
Sporting Goods Distribution Channel	$532,662	$819,132	$(286,470)	-35.0%	$644,887
Professional Channel	57,336	68,009	(10,673)	-15.7%	62,938
Other Products & Services	16,852	16,047	805	5.0%	15,083
Total Net Sales	$606,850	$903,188	$(296,338)	-32.8%	722,908

We include domestic handgun, long gun, and parts revenue as well as revenue from our outdoor products and accessories in our sporting goods distribution channel, and we include international and law enforcement handgun, long gun, and handcuff revenue in our professional channel. We include specialty services and plastic injection molding revenue in other products and services.

The following table sets forth certain information regarding firearm units shipped by trade channel for the fiscal years ended April 30, 2018, 2017, and 2016 (units in thousands):

Total Units Shipped	2018	2017	# Change	% Change	2016
Handguns	1,155	1,843	(688)	-37.3%	1,565
Long Guns	287	420	(133)	-31.7%	309

Sporting Goods Distribution Channel Units Shipped	2018	2017	# Change	% Change	2016
Handguns	1,053	1,702	(649)	-38.1%	1,417
Long Guns	267	391	(124)	-31.7%	290

Professional Channel Units Shipped	2018	2017	# Change	% Change	2016
Handguns	102	141	(39)	-27.7%	148
Long Guns	20	29	(9)	-31.0%	19

Fiscal 2018 Net Sales Compared with Fiscal 2017

Net sales in our Firearms segment for fiscal 2018 decreased 41.9% from fiscal 2017. We had lower shipments across nearly all product categories as customer orders softened in light of excessive channel inventories at the beginning of the fiscal year combined with lower consumer demand potentially as a result of reduced political pressure on firearm laws and regulations (as indicated by an 8.9% reduction in adjusted background checks reported in the National Instant Criminal Background Check System, or NICS). We also believe the demand in the first half of the prior fiscal year was heighted primarily because of news events, including terrorism, as well as the political environment that may have caused concerns related to potential firearm ownership restrictions leading up to the presidential election. In addition, the success of promotions on certain products in our fourth fiscal quarter ended April 30, 2017 exceeded our expectations and may have pulled forward shipments into the prior fiscal year, contributing to reduced firearm orders during the first half of fiscal 2018.

Lower customer orders and heightened channel inventories required us to take actions to reduce our manufacturing production and outsourcing. Because such actions take time, we experienced a build-up in inventory in the first half of fiscal 2018. As a result of these actions, combined with the traditional upswing in sales that seasonally occurs during the fall hunting and holiday seasons, additional orders from winter distributor and buying group shows, and new product introductions in our fourth fiscal quarter, our inventory levels declined during the second half of fiscal 2018. In addition, distributor inventory also declined as a result of increased pull through of our firearm products in the distribution channel during the fourth fiscal quarter. We anticipate that inventory levels will increase in our first quarter of fiscal 2019 because of seasonal trends and a planned inventory build to reduce the risk of shipping complications at the time that our national logistics facility in Boone County, Missouri becomes operational. While inventory levels, both internally and in the distribution channel, in excess of demand may impact future operating results, it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors, including seasonality, new product introductions, news events, the social and political climate, and consumer tastes.

Our handgun product revenue decreased $230.3 million, or 41.4%, from the prior fiscal year because of the lower demand for the majority of our products. Revenue for our long guns decreased $89.4 million, or 49.8%, from the prior fiscal year as a result of lower demand for our modern sporting rifles, offset by increased revenue for certain Thompson/Center Arms branded hunting rifles. New products represented 29.2% of firearm revenue for fiscal 2018 and included our new concealed carry M&P branded polymer pistol and many other product line extensions for our M&P and Thompson/Center Arms branded products. Price increases favorably impacted firearm revenue by 0.1% for fiscal 2018 compared with the prior fiscal year. The reduction in the number of units sold negatively impacted firearm revenue by 40.6%.

Total unit shipments for handguns declined at a slower rate than our decline in revenue for handguns as a result of promotional product shipments during the period, which lowered our average selling price. Total unit shipments for long guns declined at a substantially slower rate than our decline in revenue as a result of promotional product shipments during fiscal 2018 and product mix primarily driven by lower demand for our higher priced modern sporting rifles and offset by increased shipments for certain lower priced Thompson/Center Arms branded hunting rifles.

Our Outdoor Products & Accessories segment net sales for fiscal 2018 increased 21.3% over the prior fiscal year, primarily because of net sales generated by the 2017 Acquisitions and 2018 Acquisitions. Inorganic revenue totaled $27.9 million, or 17.7%, of net sales for this segment. Organic revenue was relatively flat from the prior fiscal year. Net sales for our Outdoor Products & Accessories segment was 26.0% of total net sales compared with 14.4% in the prior fiscal year.

Our Firearms segment order backlog as of April 30, 2018 was $96.1 million, which was relatively flat from the end of fiscal 2017. Our Outdoor Products & Accessories segment order backlog as of April 30, 2018 was $14.3 million, or $1.8 million higher than at the end of fiscal 2017. We allow orders received that have not yet shipped to be cancelled, and therefore, our backlog may not be indicative of future sales.

Fiscal 2017 Net Sales Compared with Fiscal 2016

Net sales in our Firearms segment for fiscal 2017 increased 18.5% over fiscal 2016. Shipments were stronger earlier in fiscal 2017 because consumer demand for firearms was stronger from May up to and including November, a month that had a record number of firearm purchases as indicated by adjusted NICS checks. We believe this strong consumer demand in the first seven months of fiscal 2017 was a result of the ongoing increased consumer interest in firearms that occurred over the preceding several years, increased concern regarding additional firearms laws and regulations, and the impact of news events, including terrorism. These high levels of adjusted NICS checks rapidly declined in December and remained lower than the prior year through February as firearm retailers indicated a soft retail environment, potentially as a result of excess inventory and reduced concern regarding additional firearm laws and regulations. Total adjusted NICS checks in March and April 2017, however, returned to a positive trend.

Our handgun revenue increased $71.2 million, or 14.7%, over fiscal 2016 primarily because of increased consumer demand for our concealed carry and full-size polymer pistol products, which resulted in increased unit shipments of our pistol products into our sporting goods distribution channel. The principal products in demand in our handgun category included our second-generation M&P branded full-size polymer pistol, small concealed carry polymer pistols, our Smith & Wesson branded sport series pistols, and revolvers. Long gun revenue increased $52.0 million, or 40.8%, over fiscal 2016 as a result of increased demand from our sporting goods distribution channel, as supported by market share gains driven by a shift in consumer demand toward modern sporting rifles. The principal product in demand in our long gun category was our M&P branded sport model modern sporting rifle. Other products and services revenue were relatively flat compared with fiscal 2016. New firearm products represented 27.2% of firearm revenue for fiscal 2017 and included our second-generation M&P branded polymer pistol and many other product line extensions for our M&P branded products. In total, price increases favorably impacted firearm revenue by 0.6% for fiscal 2017 compared with fiscal 2016, while increases in the number of units sold impacted firearm revenue by 19.4%.

Our Outdoor Products & Accessories segment net sales increased 83.8% compared with fiscal 2016, primarily because of the 2017 Acquisitions during fiscal 2017. The 2017 Acquisitions generated revenue of $61.1 million subsequent to their respective acquisition dates and represented 6.8% of total net sales for fiscal 2017 and 47.0% of Outdoor Products & Accessories net sales. Excluding acquisitions, organic revenue in Outdoor Products & Accessories segment declined 2.5%, primarily driven by reduced shipments to two key internet retailers that we believe were negatively impacted by inventory reduction initiatives and order timing. However, the out-the-door consumer sales by those retailers of our outdoor products and accessories increased over fiscal 2016.

Our handgun shipments into the sporting goods distribution channel increased 20.1%, primarily as a result of the increased demand for conceal carry and second-generation full-size polymer pistols, while revenue for handguns increased 14.7% over fiscal 2016. Our long gun unit shipments into the sporting goods distribution channel increased 34.8% over fiscal 2016, primarily because of increased orders for our lower price point M&P SPORT rifles, while revenue for long guns increased 40.8% over fiscal 2016. The higher unit rate for our handguns and long guns occurred as a result of increased shipments of promotional products. In our professional channel, unit shipments were higher than fiscal 2016 primarily because of increased M&P modern sporting rifle sales to law enforcement agencies and distributors as well as higher international shipments to Canada and France.

Cost of Sales and Gross Profit

The following table sets forth certain information regarding cost of sales and gross profit for the fiscal years ended April 30, 2018, 2017, and 2016 (dollars in thousands):

Total Company	2018	2017	$ Change	% Change	2016
Cost of sales	$411,098	$527,916	$(116,818)	-22.1%	$429,096
Gross profit	$195,752	$375,272	$(179,520)	-47.8%	$293,812
% of net sales (gross margin)	32.3%	41.5%			40.6%

Firearms Segment	2018	2017	$ Change	% Change	2016
Cost of sales	$325,746	$458,392	$(132,646)	-28.9%	$391,942
Gross profit	$123,240	$314,605	$(191,365)	-60.8%	$260,123
% of net sales (gross margin)	27.4%	40.7%			39.9%

Outdoor Products & Accessories Segment	2018	2017	$ Change	% Change	2016
Cost of sales	$85,352	$69,524	$15,828	22.8%	$37,154
Gross profit	$72,512	$60,667	$11,845	19.5%	$33,689
% of net sales (gross margin)	45.9%	46.6%			47.6%

Fiscal 2018 Cost of Sales and Gross Profit Compared with Fiscal 2017

Gross margin for fiscal 2018 for our Firearms segment decreased by 13.3% from the prior fiscal year, primarily because of a combination of reduced sales volumes across nearly all product categories, additional promotional product discounts, unfavorable manufacturing fixed-cost absorption, and inventory valuation adjustments. The unfavorable manufacturing fixed-cost absorption from lower sales volumes, inventory valuation adjustments, and additional promotional product discounts negatively impacted gross margin by 18.5%, partially offset by favorable manufacturing spending, which favorably impacted gross margin by 5.9%.

Gross margin for fiscal 2018 for our Outdoor Products & Accessories segment decreased 0.7% from the prior fiscal year. Fiscal 2017 included $4.7 million of increased cost of goods sold from the fair value step-up in inventory and backlog expense as a result of the 2017 Acquisitions, which yielded a 3.6% unfavorable impact on gross margin on that segment. Excluding this expense in the prior fiscal year, gross margin decreased 4.3% for fiscal 2018. Inorganic gross margin negatively impacted our Outdoor Products & Accessories segment gross margin by 1.0%, primarily because the gross margin of our survival products are generally lower than other products in this segment, partially offset by the higher gross margin for our electro-optic products. Organic gross margins decreased 3.3% from the prior fiscal year resulting from costs related to a recall of certain electro-optics products, which yielded a 1.0% unfavorable impact to gross margin, combined with a change in product mix and promotional activity. Our Outdoor Products & Accessories segment favorably impacted total company gross margin by 4.9% for fiscal 2018.

Fiscal 2017 Cost of Sales and Gross Profit Compared with Fiscal 2016

Gross margin for fiscal 2017 increased by 0.9% over fiscal 2016. Our Firearms segment gross margin increased 0.8%, primarily because of increased production volumes and improved manufacturing fixed-cost absorption, which had an aggregate 3.5% favorable impact on total company gross margin. In addition, price increases, reduced warranty expense for changes in provisions on fiscal 2016 product recall reserves, favorable purchase price variances, and other inventory adjustments had an aggregate 1.3% favorable impact on total gross margin. Those increases were partially offset by higher manufacturing spending relative to revenue and additional expense recorded as a result of promotional product discounts, but contributed to our improved sales volumes and favorable absorption, which collectively yielded a 4.3% unfavorable impact on total gross margin.

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

Operating Expenses

The following table sets forth certain information regarding operating expenses for the fiscal years ended April 30, 2018, 2017, and 2016 (dollars in thousands):

	2018	2017	$ Change	% Change	2016
Research and development	$11,361	$10,238	$1,123	11.0%	$10,005
Selling and marketing	55,805	49,338	6,467	13.1%	42,257
General and administrative	101,538	115,757	(14,219)	-12.3%	82,907
Total operating expenses	$168,704	$175,333	$(6,629)	-3.8%	$135,169
% of net sales	27.8%	19.4%			18.7%

Fiscal 2018 Operating Expenses Compared with Fiscal 2017

Operating expenses decreased $6.6 million from the prior fiscal year. Research and development expenses increased primarily because of $1.1 million of additional operating expenses relating to the acquired companies. Selling and marketing expenses increased because of $4.7 million of additional operating expenses relating to acquired companies, $4.4 million of increased advertising expenses related to co-op advertising and rebate expenses, and $2.1 million of increased sales representative commission expenses, partially offset by $2.1 million of decreased management incentives and travel and entertainment expenses. General and administrative expenses decreased primarily because of an $18.5 million decrease in profit-related compensation costs and a $3.1 million decrease in acquisition-related costs, as well as due to other cost reduction initiatives, partially offset by $10.6 million of additional operating expenses relating to acquired companies and $1.3 million of increased professional fees and travel and entertainment expenses.

Fiscal 2017 Operating Expenses Compared with Fiscal 2016

Operating expenses increased $40.2 million over fiscal 2016 because of $31.3 million of additional operating expenses related to the 2017 Acquisitions, which included $8.6 million of expenses to support selling and marketing initiatives and $21.8 million of general and administrative expenses. Included in the acquired general and administrative costs was $8.3 million of additional acquired intangible asset amortization expense and $3.8 million of other acquisition-related costs. Organic general and administrative expenses increased as a result of $1.8 million of increased stock compensation expense and $1.6 million of increased profit sharing expense. In addition, fiscal 2016 expenses were reduced by a $1.8 million insurance recovery in fiscal 2016 for partial reimbursement of defense costs incurred in prior fiscal years related to a previously resolved matter.

Operating Income

The following table sets forth certain information regarding operating income for the fiscal years ended April 30, 2018, 2017, and 2016 (dollars in thousands):

	2018	2017	$ Change	% Change	2016
Operating income	$27,048	$199,939	$(172,891)	-86.5%	$158,643
% of net sales (operating margin)	4.5%	22.1%			21.9%

Fiscal 2018 Operating Income Compared with Fiscal 2017

For fiscal 2018, operating income was $27.0 million, a decrease of $172.9 million from the prior year, primarily because of reduced sales volumes of our firearm products and the related operating profit impacts from unfavorable manufacturing fixed-cost absorption, additional operating expenses related to the 2017 Acquisitions and 2018 Acquisitions, and increased advertising, rebate, and sales representative commission expenses, partially offset by reduced general and administrative expenses related to profit-related compensation expense and lower acquisition-related costs.

Fiscal 2017 Operating Income Compared with Fiscal 2016

For fiscal 2017, operating income increased $41.3 million over fiscal 2016, primarily because of higher sales and production volumes for most of our firearm products and the related operating profit impacts from favorable manufacturing fixed-cost absorption, partially offset by increased promotional product expense, higher manufacturing spending relative to revenue, increased stock compensation expense, increased professional and acquisition-related expenses, increased acquired intangible asset amortization, and increased profit sharing expense.

Other Income/(Expense)

The following table sets forth certain information regarding operating income/(expense) for the fiscal years ended April 30, 2018, 2017, and 2016 (dollars in thousands):

	2018	2017	$ Change	% Change	2016
Other income/(expense)	$1,737	$(52)	$1,789	N/A	$(22)

Other income/(expense) increased $1.8 million from the prior fiscal year as a result of recording a $1.6 million reduction in the contingent consideration liability in connection with the acquisition of UST because we do not expect the acquired business will achieve the performance metrics.

Interest (Expense)/Income

The following table sets forth certain information regarding interest expense for the fiscal years ended April 30, 2018, 2017, and 2016 (dollars in thousands):

	2018	2017	$ Change	% Change	2016
Interest expense	$(11,168)	$(8,581)	$2,587	30.1%	$(13,528)

Interest expense increased by $2.6 million from the prior fiscal year because of higher interest payments to service borrowings outstanding under our revolving line of credit. We recorded $226,000 of unamortized debt issuance costs in connection with the redemption of our 2018 Senior Notes.

Interest expense declined by $4.9 million from fiscal 2016 as a result of refinancing the then-outstanding $100.0 million 5.875% Senior Notes due 2017, or the 5.875% Senior Notes, on June 18, 2015 with a $105.0 million floating interest rate Term Loan that has been fixed at 3.31% by entering into an interest rate swap agreement. In connection with the redemption of the 5.875% Senior Notes in fiscal 2016, we recorded a $2.9 million bond call premium and wrote off $1.7 million of unamortized debt issuance costs during fiscal 2016.

Income Tax Expense

The following table sets forth certain information regarding income tax expense for the fiscal years ended April 30, 2018, 2017, and 2016 (dollars in thousands):

	2018	2017	$ Change	% Change	2016
Income tax (benefit)/expense	$(2,511)	$63,452	$(65,963)	-104.0%	$51,135
% of income from operations (effective tax rate)	-14.3%	33.2%		-47.4%	35.2%

We recorded an income tax benefit of $2.5 million for fiscal 2018, compared with a tax expense of $63.5 million for the prior fiscal year, primarily because of the impact of Tax Reform and lower operating profit. The effective tax rates were (14.3%) and 33.2% for fiscal 2018 and 2017, respectively. We estimate the impact of Tax Reform, based on currently available information and interpretations of the law, to be a benefit of $8.7 million. The majority of the tax benefit is due to remeasurement of deferred tax assets and liabilities at lower enacted corporate federal tax rates, which did not have a cash impact in fiscal 2018. The actual impact of Tax Reform may differ from this estimate, possibly materially, because of, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and actions we may take as a result of Tax Reform. Excluding the impact of Tax Reform and other discrete items, our effective tax rate for the fiscal year ended April 30, 2018 was 35.4%.

Our fiscal 2017 income tax expense increased $12.3 million over fiscal 2016 because of higher operating profit. The decrease in the effective tax rate from fiscal 2016 was a result of our adoption of the new ASU No. 2016-09 – Compensation – Stock Compensation, which reduced our effective tax rate by 1.7%.

Net Income

The following table sets forth certain information regarding net income and the related per share data for the fiscal years ended April 30, 2018, 2017, and 2016 (dollars in thousands, except per share data):

	2018	2017	$ Change	% Change	2016
Net income	$20,128	$127,854	$(107,726)	-84.3%	$93,958
Net income per share
Basic	$0.37	$2.29	$(1.92)	-83.8%	$1.72
Diluted	$0.37	$2.25	$(1.88)	-83.6%	$1.68

Fiscal 2018 Net Income Compared with Fiscal 2017

Net income of $20.1 million for fiscal 2018 was $107.7 million lower than net income of $127.9 million in the prior fiscal year, primarily because of lower firearm revenue, the negative impacts on gross margin discussed above, and increased operating expenses resulting from the 2017 Acquisitions and 2018 Acquisitions. Acquisition-related expenses as a result of the 2018 Acquisitions negatively impacted net income per diluted share by $0.01 per share. This was offset by the favorable impact of a lower effective tax rate as a result of Tax Reform, lower profit-related compensation expense, and acquisition-related expenses.

Fiscal 2017 Net Income Compared with Fiscal 2016

Net income of $127.9 million for fiscal 2017 was $33.9 million higher than $94.0 million for fiscal 2016, primarily because of higher revenue and gross margin in our Firearms segment and lower interest expense. Acquisition-related expenses as a result of the 2017 Acquisitions negatively impacted net income per diluted share by $0.20 per share.

Liquidity and Capital Resources

Our principal cash requirements are to (1) finance the growth of our operations, including working capital and capital expenditures, (2) service our existing debt, and (3) fund any potential acquisitions. Capital expenditures for material handling equipment and other capital projects to support our national logistics facility, various information technology projects, and tooling for new product offerings represent important cash needs.

The following table sets forth certain cash flow information for the fiscal years ended April 30, 2018, 2017, and 2016 (dollars in thousands):

	2018	2017	$ Change	% Change	2016
Operating activities	$61,643	$123,576	$(61,933)	-50.1%	$168,557
Investing activities	(42,164)	(243,742)	(201,578)	-82.7%	(31,992)
Financing activities	(32,168)	(9,564)	22,604	236.3%	12,492
Total cash flow	$(12,689)	$(129,730)	$(240,907)	-185.7%	$149,057

Operating Activities

Operating activities represent the principal source of our cash flow.

Cash provided by operating activities was $61.6 million in fiscal 2018, or $62.0 million lower than the prior fiscal year. Cash generated by operating activities for fiscal 2018 was favorably impacted by net income of $72.2 million before depreciation and amortization as well as a $51.4 million decrease in accounts receivable due to lower sales volume and a reduction in promotional term offerings. Cash generated by operating activities was partially offset by a $17.0 million increase in inventory because of lower firearm sales volumes and demand, $22.5 million of lower profit-related compensation accruals, $21.0 million of reduced accounts payable as a result of reduced manufacturing purchases, and an $8.6 million reduction in accrued expenses because of decreased promotional product discounts and rebate accruals. We anticipate that inventory levels will increase in our first quarter of fiscal 2019 due to seasonal trends and a planned inventory build to reduce the risk of shipping complications at the time that our national logistics facility becomes operational.

Cash generated by operating activities in fiscal 2017 was $123.6 million, or $45.0 million lower than in fiscal 2016. Cash generated by operating activities for fiscal 2017 was favorably impacted by net income of $178.1 million before depreciation and amortization and $21.2 million of increased accrued expenses, primarily because of increased promotional product accruals. This was partially offset by $22.2 million of increased inventory, primarily in firearms, because of a temporary inventory build as a result of a decline in demand in the second half of the year, $40.7 million of increased accounts receivable because of timing of shipments late in the year combined with the addition of a new distributor and promotional shipments with longer credit terms, and $13.7 million of reduced accrued income taxes because of the timing of estimated federal income tax payments.

Investing Activities

Cash used in investing activities in fiscal 2018 was $42.2 million, or $201.6 million lower than in the prior fiscal year primarily due to $188.0 million of higher spending in the prior fiscal year on acquisition of businesses. We recorded capital expenditures of $18.5 million in fiscal 2018, a decrease of $16.6 million from the prior fiscal year. The building for our national logistics facility will be treated as a capital lease and will be recorded in construction in progress, offset by a capital lease payable throughout building construction and will have no impact on cash flow. As of April 30, 2018, we have recorded $22.0 million in construction in progress, which is included in property, plant, and equipment in our consolidated balance sheet, for costs incurred by the builder relating to the purchase of land and costs related to the design and construction of the building, offset by a $22.0 million capital lease payable, which is included in other non-current liabilities in our consolidated balance sheet. The total cost of the building is estimated to be between $45.0 million and $50.0 million, of which we expect approximately $30.0 million to $35.0 million will be recorded as a right of use asset on our consolidated balance sheet when construction is complete. In addition, we expect to spend between $25.0 million and $30.0 million related to material handling equipment, information technology systems, and other capital projects in support of our national logistics facility.

Cash used in investing activities in fiscal 2017 was $243.7 million, or $211.8 million higher than in fiscal 2016, primarily because of $211.1 million of payments for the 2017 Acquisitions. We also recorded capital expenditures of $34.9 million in fiscal 2017, an increase of $5.4 million over fiscal 2016. As noted above, major capital expenditures in fiscal 2017 primarily related to enhancements to manufacturing flexibility, tooling for new product offerings, and various information technology projects, including the completed implementation of SAP, an enterprise resource planning system, at our Columbia, Missouri location.

Financing Activities

Cash used in financing activities was $32.2 million in fiscal 2018, or an increase of $22.6 million, compared with cash used in financing activities of $9.6 million for fiscal 2017. Cash used in financing activities during fiscal 2018 was primarily a result of a net reduction in our Revolving Line of $25.0 million, payments of employee withholding tax related to vested restricted stock units, and principal payments on our Term Loan.

Cash used in financing activities was $9.6 million in fiscal 2017, or $22.1 million lower than cash provided by financing activities of $12.5 million in fiscal 2016. Cash used in financing activities in fiscal 2017 was primarily a result of principal payments on our Term Loan, the completion of our $50.0 million authorized stock repurchase program, and payments of employee withholding tax related to the vesting of restricted stock units offset by $50.0 million of borrowings on our Revolving Line.

During the past four fiscal years, our board of directors authorized, subject to certain conditions, the repurchase of $100.0 million of our common stock through multiple stock repurchase programs in the open market or in privately negotiated transactions, of which $50.0 million remained authorized for repurchase, as of April 30, 2018. In fiscal 2017, we repurchased 2.6 million shares of our common stock in the open market for $50.0 million utilizing a combination of cash on hand and borrowings under our Revolving Line. We did not repurchase any shares of our common stock during fiscal 2018.

On June 15, 2015, we entered into a Credit Agreement that provides us with a $175.0 million Revolving Line and a $105.0 million Term Loan. The Term Loan matures on June 15, 2020, and our Revolving Line matures on October 27, 2021. We had $25.0 million of borrowings on our Revolving Line and $87.7 million outstanding on our Term Loan as of April 30, 2018. In June 2015, we used the proceeds from the Term Loan to redeem the entire $100.0 million outstanding principal balance of our then outstanding 5.875% Senior Notes, plus accrued and unpaid interest to the redemption date. See Note 5 – Notes and Loans Payable and Financing Arrangements in the notes to the consolidated financial statements for additional information regarding our credit facility. Additional proceeds under the credit facility are expected to be used for general corporate purposes.

On June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, covering $105.0 million of floating rate debt under the Term Loan. On July 6, 2015, we executed an interest rate swap pursuant to such agreement, which requires us to pay interest at a defined rate of 1.56% while receiving interest at a defined variable rate of one-month LIBOR (0.188% at July 31, 2015). The notional amount of the interest rate swap was $105.0 million and had an aggregate fair value of $2.1 million as of April 30, 2018. This swap, when combined with the applicable margin based on our consolidated leverage ratio as of April 30, 2018, effectively fixed our interest rate on the Term Loan, subject to change based on changes in our consolidated leverage ratio. As of April 30, 2018, our interest rate on the Term Loan was 4.14%. We do not expect the interest rate swap to have any material effect on earnings within the next 12 months.

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

During fiscal 2015, we issued an aggregate of $75.0 million of 2018 Senior Notes to various institutional investors pursuant to the terms and conditions of an indenture and purchase agreements. The 2018 Senior Notes bear interest at a rate of 5.000% per annum payable on January 15 and July 15 of each year, beginning on January 15, 2015. We incurred $2.3 million of debt issuance costs related to the issuance of the 2018 Senior Notes. As discussed below, the 2018 Senior Notes were redeemed on March 8, 2018 with proceeds from the issuance of 5.000% Senior Notes due 2020. As part of the redemption, in fiscal 2018, we wrote off $226,000 of debt issuance costs related to the 2018 Senior Notes.

On February 28, 2018, we issued an aggregate of $75.0 million of 2020 Senior Notes to various institutional investors pursuant to the terms and conditions of an indenture, or the 2020 Senior Notes Indenture, and purchase agreements. The 2020 Senior Notes bear interest at a rate of 5.000% per annum payable on February 28 and August 28 of each year, beginning on August 28, 2018. We used the proceeds of the 2020 Senior Notes offering to redeem our then outstanding 2018 Senior Notes. We incurred $158,000 in debt issuance costs related the issuance of the 2020 Senior Notes.

At any time prior to February 28, 2019, we may, at our option, upon not less than 30 nor more than 60 days’ prior notice, redeem all or a portion of the 2020 Senior Notes at a redemption price of 102.500% of the principal amount of the 2020 Senior Notes to be redeemed plus accrued and unpaid interest as of the applicable redemption date. On or after February 28, 2019, we may, at our option, upon not less than 30 nor more than 60 days’ prior notice, redeem all or a portion of the 2020 Senior Notes at a redemption price of 100.000% of the principal amount of the 2020 Senior Notes to be redeemed plus accrued and unpaid interest as of the applicable redemption date. Subject to certain restrictions and conditions, we may be required to make an offer to repurchase the 2020 Senior Notes from the holders of the 2020 Senior Notes in connection with a change of control or disposition of assets. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the 2020 Senior Notes mature on August 28, 2020.

The 2020 Senior Notes are general, unsecured obligations of our company. The 2020 Senior Notes Indenture contains certain affirmative and negative covenants, including limitations on restricted payments (such as share repurchases, dividends, and early payment of indebtedness), limitations on indebtedness, limitations on the sale of assets, and limitations on liens. Payments that would otherwise be characterized as restricted payments are permitted under the 2020 Senior Notes Indenture in an amount not to exceed 50% of our consolidated net income for the period from the issue date to the date of the restricted payment, provided that at the time of making such payments, (a) no default has occurred or would result from the making of such payments, and (b) we are able to satisfy the debt incurrence test under the 2020 Senior Notes Indenture, or the 2020 Senior Notes Lifetime Aggregate Limit. In addition, the 2020 Senior Notes Indenture provides for other exceptions to the restricted payments covenant, each of which are independent of the 2020 Senior Notes Lifetime Aggregate Limit. Among such exceptions are (i) the ability to make share repurchases each fiscal year in an amount not to exceed the lesser of (A) $50.0 million in any fiscal year or (B) 75.0% of our consolidated net income for the previous four consecutive published fiscal quarters prior to the date of the determination of such consolidated net income, and (ii) share repurchases over the life of the 2020 Senior Notes in an aggregate amount not to exceed $75.0 million.

The limitation on indebtedness in the 2020 Senior Notes Indenture is only applicable at such time that the consolidated coverage ratio (as set forth in the 2020 Senior Notes Indenture) for us and our restricted subsidiaries is less than 3.00 to 1.00. In general, as set forth in the 2020 Senior Notes Indenture, the consolidated coverage ratio is determined by comparing our prior four quarters’ consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) to our consolidated interest expense.

The Credit Agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 2020 Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of April 30, 2018.

At April 30, 2018, we had $48.9 million in cash and cash equivalents on hand.

Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months, apart from any major acquisitions.

Our future capital requirements will depend on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the construction of our logistics facility, and any acquisitions or strategic investments that we may determine to make. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.

Inflation

We do not believe that inflation had a material impact on us during fiscal 2018, 2017, or 2016.

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

Valuation of Long-lived Tangible and Intangible Assets

We evaluate the recoverability of long-lived assets, or asset groups, whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. When such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the assets, such carrying values are reduced to fair value and this adjusted carrying value becomes the asset’s new cost basis. We determine fair value primarily using future anticipated cash flows that are directly associated with and are expected to arise as a direct result of the use and eventual disposition of the asset, or asset group, discounted using an interest rate commensurate with the risk involved.

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

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that could materially impact future results of operations and financial position in the reporting period identified. No material impairment charges were recorded in fiscal 2018, 2017, or 2016 based on the review of long-lived tangible and intangible assets.

In accordance with Accounting Standards Codification, or ASC, 350, Intangibles-Goodwill and Other, we test goodwill for impairment on an annual basis on February 1 and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the operating unit to their carrying amounts, including intangible assets with indefinite lives, to assess whether impairment is present. We have reviewed the provisions of ASC 280-10, Segment Reporting Topic, with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of ASC 280-10-50, we have determined that we operate our operations in two reporting segments: Firearms and Outdoor Products & Accessories. Our Firearms reporting segment is also one operating segment while our Outdoor Products & Accessories reporting segment has two operating segments: Accessories and Electro-Optics and have been aggregated into one reporting segment. As of April 30, 2018, we have recorded $191.3 million of goodwill.

We estimate the fair value of our Firearms, Accessories, and Electro-Optics operating units using an equal weighting of the fair values derived from the income approach and the market approach because we believe a market participant would equally weight both approaches when valuing the operating units. The income approach is based on the projected cash flows that are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. Fair value is estimated using internally-developed forecasts and assumptions. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include revenue growth rates, profitability projections, and terminal value growth rates. The market approach estimates fair values based on the determination of appropriate publicly traded market comparison companies and market multiples of revenue and earnings derived from those companies with similar operating and investment characteristics as the reporting unit being valued. Finally, we compare and reconcile our overall fair value to our market capitalization in order to assess the reasonableness of the calculated fair values of our operating units. The fair values of all reporting units reflect the decrease in the federal statutory income tax rate as a result of Tax Reform that was recently enacted in the United States. As of our valuation date, our Firearms operating unit had $18.5 million of goodwill and its fair value significantly exceeded its carrying value. Our Outdoor Products & Accessories operating segment had $119.8 million of goodwill and its fair value exceeded its carrying value by 2.0%. Our Electro-Optics operating unit had $53.0 million of goodwill and its fair value exceeded its carrying value by 1.6%. Although we have concluded that there is no impairment on the goodwill associated with our operating units as of April 30, 2018, we will continue to closely monitor their performance and related market conditions for future indicators of potential impairment and reassess accordingly. Our assumptions to determine fair value could deviate materially from actual results and forecasts used to support fair value and asset carrying values may change in the future, which could result in non-cash charges that could adversely affect our financial results of operations, specifically as it relates to our Outdoor Products & Accessories and Electro-Optics operating units.

Inventories

We value inventories at the lower of cost, using the first-in, first-out, or FIFO, method, or net realizable value. An allowance for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory, past history, and expected future usage.

Warranty

We generally provide a limited one year warranty and a lifetime service policy to the original purchaser of our new firearm products. We either provide a limited one year or limited lifetime warranty program to the original purchaser of most of our accessories products and we will repair or replace any of our electro-optics products or parts found to be defective under normal use and service with an item of equivalent value, at our option, without charge during the warranty period. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claims data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize could be adversely impacted.

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements is discussed in Note 3 — Significant Accounting Policies to our consolidated financial statements, which is incorporated herein by reference.

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of April 30, 2018 (in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	$203,764	$13,591	$165,173	$25,000	$—
Capital lease obligation (a)	622	486	99	37	—
Operating lease obligations	16,283	3,937	5,598	4,599	2,149
Purchase obligations	56,716	56,716	—	—	—
Total obligations	$277,385	$74,730	$170,870	$29,636	$2,149

(a)

Not included in the table above is $22.0 million of capital lease payable related to the purchase of the land and costs related to the design and construction for our national logistics facility incurred by the builder.

We had $25.0 million of borrowings on our Revolving Line as of April 30, 2018, which matures on October 27, 2021. In addition, we had approximately $7.3 million of contractually obligated interest payments pertaining to the $87.7 million remaining balance of our Term Loan, which represents interest payments through July 15, 2020. Also included in the above is approximately $8.8 million of contractually obligated interest payments pertaining to the $75.0 million of our 2020 Senior Notes, which represents interest payments through August 28, 2020.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to the variable interest rate associated with our Credit Agreement, which consists of a $350.0 million revolving line of credit and a $105.0 million Term Loan, that bear interest at a variable rate equal to LIBOR or prime, at our election, plus an applicable margin based on our consolidated leverage ratio. As of April 30, 2018, there were $25.0 million of borrowings outstanding on the Revolving Line, which bore interest at 4.15%, equal to the LIBOR rate plus an applicable margin. We were required to obtain fixed interest rate protection covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement. This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan at 4.14%, which is subject to change based on our consolidated leverage ratio.

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

Item 9A. Controls and Procedures

Conclusions Regarding Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of April 30, 2018, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of American Outdoor Brands Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2018 as required by Rule 13a-15(c) under the Securities Exchange Act of 1934. The Company utilized the criteria and framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013) in performing this assessment. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2018. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of April 30, 2018 as stated in their report dated June 20, 2018, on page F-2 of this Annual Report on Form 10-K.

/s/ P. James Debney
P. James Debney
President and Chief Executive Officer

/s/ Jeffrey D. Buchanan
Jeffrey D. Buchanan
Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

(1) Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2) Financial Statement Schedules: Schedule II — Valuation and Qualifying Accounts for the years ended April 30, 2018, 2017, and 2016 is set forth on page F-37 of this report.

(b) Exhibits

Exhibit Number	Exhibit

2.9	Stock Purchase and Sale Agreement, dated November 25, 2014, by and among the Registrant, Clearview Battenfeld Acquisition Company LLC, and the Members named therein(1)

2.10	Asset Purchase Agreement, dated July 15, 2016, by and among BTI Tools, LLC, Taylor Brands, LLC, and the Members named therein (2)

2.11	Asset Purchase Agreement, dated July 25, 2016, by and among Smith & Wesson Holding Corporation and Crimson Trace Holdings, LLC (3)

3.3(b)	Amended and Restated Bylaws (4)

3.3(c)	Amendment to the Amended and Restated Bylaws (5)

3.4	Second Amended and Restated Articles of Incorporation (6)

3.9(a)	Certificate of Withdrawal of Certificate of Designation(7)

4.1	Form of Common Stock Certificate(8)

4.32	Indenture, dated as of February 28, 2018, among the Registrant and the Bank of New York Mellon Trust Company, N.A., as Trustee(9)

10.24(a)*	Amended and Restated 2004 Incentive Stock Plan(10)

10.28*	Amendments to 2004 Incentive Stock Plan(11)

10.51**	Agreement with Respect to Defense of Smith & Wesson: Firearms Litigation, dated as of November 11, 2004(12)

10.56*	Form of Restricted Stock Unit Award Agreement to the 2004 Incentive Stock Plan(13)

10.72*

Form of Indemnity Agreement entered into with the following directors and executive officers: As of June 29, 2009 with Barry M. Monheit, Michael F. Golden, Robert L. Scott, John B. Furman, Mitch A. Saltz, I. Marie Wadecki, and Jeffrey D. Buchanan; as of November 2009 with P. James Debney; as of July 2011 with Robert H. Brust; as of December 14, 2011 with Mark P. Smith; as of April 24, 2013 with Robert J. Cicero; and as of February 5, 2016 with Anita Britt(14)

10.83(a)*	Amended and Restated Severance and Change in Control Agreement, executed December 8, 2011 as of January 3, 2011, by and between the Registrant and Jeffrey D. Buchanan(15)

10.91(a)*	Amended and Restated Employment Agreement, executed December 8, 2011 as of September 26, 2011, between P. James Debney and Smith & Wesson Holding Corporation(15)

10.95*	Letter of Amendment, dated September 9, 2011, between Jeffrey D. Buchanan and the Registrant(15)

Exhibit Number	Exhibit
10.96*	Letter of Amendment, dated September 9, 2011, between P. James Debney and Smith & Wesson Holding Corporation(15)

10.98*	Form of Non-Qualified Stock Option Award Grant Notice and Agreement to the 2004 Incentive Stock Plan(15)

10.99*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2004 Incentive Stock Plan(15)

10.100*	Amended and Restated 2011 Employee Stock Purchase Plan(16)

10.101*	Form of Performance-Based Restricted Stock Unit Award Grant Notice and Agreement to the 2004 Incentive Stock Plan for awards made beginning in April 2012(16)

10.102*	Form of Time-Based Restricted Stock Unit Award Grant Notice and Agreement to the 2004 Incentive Stock Plan for awards made beginning in April 2012(16)

10.104

Credit Agreement, dated as of August 15, 2014, among the Registrant and Smith & Wesson Corp., as Borrowers, the Subsidiaries of the Borrowers party thereto, as the Guarantors, TD Bank, N.A., as the Administrative Agent, the other lenders party thereto from time to time, and TD Securities (USA) LLC, as Sole Lead Arranger and Sole Bookrunner, including all exhibits thereto(17)

10.104(a)

First Amendment to Credit Agreement, dated as of November 25, 2014,  by and among the Registrant, Smith & Wesson Corp., the guarantors, the lenders, and TD Bank, N.A. as Administrative Agent and Swingline Lender(1)

10.104(b)

Second Amendment to Credit Agreement, dated as of April 13, 2015, by and among the Registrant, Smith & Wesson Corp., the guarantors, the lenders, and TD Bank, N.A. as Administrative Agent and Swingline Lender(18)

10.106

Master Letter of Credit Agreement, dated as of August 15, 2014, between TD Bank, N.A. and the Registrant and Smith & Wesson Corp., as modified by the letter agreement, dated as of August 15, 2014, addressed to the Registrant and its Subsidiaries from T.D. Bank, N.A.(17)

10.106(a)	First Amendment to Master Letter of Credit Agreement, dated as of June 15, 2015, between TD Bank, N.A. and the Registrant and Smith & Wesson Corp.(19)

10.107*	Smith & Wesson Holding Corporation Executive Severance Pay Plan(20)

10.108	Adoption Agreement to the Smith & Wesson Nonqualified Supplemental Deferred Compensation Plan(21)

10.109*	Smith & Wesson Nonqualified Supplemental Deferred Compensation Plan Document(21)

10.110*	2013 Incentive Stock Plan(22)

10.111*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2014(23)

10.111(a)*	Form of Restricted Stock Unit Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in September 2014(19)

10.111(b)*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2015(19)

10.112*	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2014(23)

10.112(a)*	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2015(19)

Exhibit Number	Exhibit

10.113

Credit Agreement, dated as of June 15, 2015, among the Registrant and Smith & Wesson Corp., as Borrowers, the Subsidiaries of the Borrowers party thereto, as the guarantors, TD Bank, N.A., as the Administrative Agent, the other lenders party thereto from time to time, TD Securities (USA) LLC, Branch Banking and Trust Company, Regions Business Capital, and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and Branch Banking and Trust Company, Regions Bank, and Wells Fargo Securities, LLC, as Co-Syndication Agents, including all exhibits thereto(19)

10.113(a)

Second Amendment to Credit Agreement, dated as of October 27, 2016, among the Registrant and Smith & Wesson Corp., as Borrowers, the Subsidiaries of the Borrowers party thereto, as the guarantors, TD Bank, N.A., as the Administrative Agent, the other lenders party thereto from time to time, TD Securities (USA) LLC, Branch Banking and Trust Company, Regions Business Capital, and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and Branch Banking and Trust Company, Regions Bank, and Wells Fargo Securities, LLC, as Co-Syndication Agents(24)

10.114	Lease Agreement, dated October 26, 2017, by and between Ryan Boone County, LLC and Smith & Wesson Corp.(25)

10.115	Guaranty, dated October 26, 2017, entered into by the Registrant(25)

10.116	Form of Purchase Agreement by and among American Outdoor Brands Corporation and the investors party thereto(9)

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory arrangement.
**

An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, of portions of this exhibit. These portions have been omitted from this exhibit.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on November 26, 2014.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 18, 2016.
(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 26, 2016.
(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 20, 2015.
(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 21, 2016.
(6)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on March 2, 2017.
(7)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 1, 2013.

(8)	Incorporated by reference to the Registrant’s Form S-3 (No. 333-136842) filed with the SEC on August 23, 2006.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 1, 2018.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 28, 2011.
(11)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on August 14, 2006.
(12)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on March 10, 2005.
(13)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 19, 2006.
(14)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 30, 2009.
(15)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on December 8, 2011.
(16)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 28, 2012.
(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on August 19, 2013.
(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on April 15, 2015.
(19)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 22, 2015.
(20)	Incorporated by reference to the Registrant’s Amendment No. 2 to Schedule TO filed with the SEC on July 10, 2013.
(21)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 20, 2013.
(22)	Incorporated by reference to the Registrant’s Form S-8 filed with the SEC on December 20, 2013.
(23)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 19, 2014.
(24)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 31, 2016.
(25)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 31, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN OUTDOOR BRANDS CORPORATION

/s/ P. James Debney
P. James Debney President and Chief Executive Officer

Date: June 20, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ P. James Debney	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 20, 2018
P. James Debney

/s/ Jeffrey D. Buchanan	Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer (Principal Accounting and Financial Officer)	June 20, 2018
Jeffrey D. Buchanan

/s/ Barry M. Monheit	Chairman of the Board	June 20, 2018
Barry M. Monheit

/s/ Robert L. Scott	Vice Chairman of the Board	June 20, 2018
Robert L. Scott

/s/ Anita D. Britt	Director	June 20, 2018
Anita D. Britt

/s/ Robert H. Brust	Director	June 20, 2018
Robert H. Brust

/s/ John B. Furman	Director	June 20, 2018
John B. Furman

/s/ Gregory J. Gluchowski, Jr.	Director	June 20, 2018
Gregory J. Gluchowski, Jr.

/s/ Michael F. Golden	Director	June 20, 2018
Michael F. Golden

/s/ Mitchell A. Saltz	Director	June 20, 2018
Mitchell A. Saltz

/s/ I. Marie Wadecki	Director	June 20, 2018
I. Marie Wadecki

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

American Outdoor Brands Corporation

Springfield, Massachusetts

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of American Outdoor Brands Corporation and subsidiaries (the "Company") as of April 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended April 30, 2018, and the related notes and the financial statement schedule listed in the Table of Contents at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of April 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

June 20, 2018

We have served as the Company’s auditor since 2014.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of:
	April 30, 2018	April 30, 2017
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$48,860	$61,549
Accounts receivable, net of allowance for doubtful accounts of $1,824 on April 30, 2018 and $598 on April 30, 2017	56,676	108,444
Inventories	153,353	131,682
Prepaid expenses and other current assets	6,893	6,123
Income tax receivable	4,582	10,643
Total current assets	270,364	318,441
Property, plant, and equipment, net	159,125	149,685
Intangibles, net	112,760	141,317
Goodwill	191,287	169,017
Other assets	11,524	9,576
	$745,060	$788,036
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,617	$53,447
Accrued expenses	41,632	51,686
Accrued payroll and incentives	10,514	21,174
Accrued income taxes	513	726
Accrued profit sharing	1,283	13,004
Accrued warranty	6,823	4,908
Current portion of notes and loans payable	6,300	6,300
Total current liabilities	100,682	151,245
Deferred income taxes	12,895	25,620
Notes and loans payable, net of current portion	180,304	210,657
Other non-current liabilities	29,031	7,352
Total liabilities	322,912	394,874
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 72,433,705 shares issued and 54,266,843 shares outstanding on April 30, 2018 and 72,017,288 shares issued and 53,850,426 shares outstanding on April 30, 2017	72	72
Additional paid-in capital	253,616	245,865
Retained earnings	389,146	369,164
Accumulated other comprehensive income	1,689	436
Treasury stock, at cost (18,166,862 shares on April 30, 2018 and April 30, 2017)	(222,375)	(222,375)
Total stockholders’ equity	422,148	393,162
	$745,060	$788,036

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended April 30,
	2018	2017	2016
	(In thousands, except per share data)
Net sales	$606,850	$903,188	$722,908
Cost of sales	411,098	527,916	429,096
Gross profit	195,752	375,272	293,812
Operating expenses:
Research and development	11,361	10,238	10,005
Selling and marketing	55,805	49,338	42,257
General and administrative	101,538	115,757	82,907
Total operating expenses	168,704	175,333	135,169
Operating income	27,048	199,939	158,643
Other (expense)/income, net:
Other (expense)/income, net	1,737	(52)	(22)
Interest expense, net	(11,168)	(8,581)	(13,528)
Total other (expense)/income, net	(9,431)	(8,633)	(13,550)
Income from operations before income taxes	17,617	191,306	145,093
Income tax (benefit)/expense	(2,511)	63,452	51,135
Net income	20,128	127,854	93,958
Comprehensive income/(loss):
Change in unrealized income/(loss) on interest rate swap	1,531	1,860	(1,289)
Other comprehensive income/(loss), before income taxes	1,531	1,860	(1,289)
Income tax (expense)/benefit on other comprehensive income/(loss)	(424)	(676)	468
Other comprehensive income/(loss), net of tax	1,107	1,184	(821)
Comprehensive income/(loss):	$21,235	$129,038	$93,137
Net income per share:
Basic	$0.37	$2.29	$1.72
Diluted	$0.37	$2.25	$1.68
Weighted average number of common shares outstanding:
Basic	54,061	55,930	54,765
Diluted	54,834	56,891	55,965

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at April 30, 2015	69,625	$70	$219,198	$147,352	$73	15,563	$(172,323)	$194,370
Proceeds from exercise of employee stock options	1,490	2	9,568	—	—	—	—	9,570
Stock-based compensation	—	—	6,472	—	—	—	—	6,472
Excess tax benefit for stock-based compensation	—	—	5,218	—	—	—	—	5,218
Shares issued under employee stock purchase plan	158	—	1,695	—	—	—	—	1,695
Change in unrealized loss on interest rate swap, net of tax effect	—	—	—	—	(821)	—	—	(821)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	286	—	(2,646)	—	—	—	—	(2,646)
Net income	—	—	—	93,958	—	—	—	93,958
Balance at April 30, 2016	71,559	72	239,505	241,310	(748)	15,563	(172,323)	307,816
Proceeds from exercise of employee stock options	54	—	193	—	—	—	—	193
Repurchase of common stock	—	—	—	—	—	2,604	(50,052)	(50,052)
Stock-based compensation	—	—	8,590	—	—	—	—	8,590
Shares issued under employee stock purchase plan	144	—	2,249	—	—	—	—	2,249
Change in unrealized income on interest rate swap, net of tax effect	—	—	—	—	1,184	—	—	1,184
Issuance of common stock under restricted stock unit awards, net of shares surrendered	260	—	(4,672)	—	—	—	—	(4,672)
Net income	—	—	—	127,854	—	—	—	127,854
Balance at April 30, 2017	72,017	72	245,865	369,164	436	18,167	(222,375)	393,162
Proceeds from exercise of employee stock options	19	—	67	—	—	—	—	67
Stock-based compensation	—	—	7,815	—	—	—	—	7,815
Shares issued under employee stock purchase plan	203	—	2,146	—	—	—	—	2,146
Change in unrealized income on interest rate swap, net of tax effect	—	—	—	—	1,107	—	—	1,107
Reclassification due to U.S. Tax Reform	—	—	—	(146)	146	—	—	—
Issuance of common stock under restricted stock unit awards, net of shares surrendered	195	—	(2,277)	—	—	—	—	(2,277)
Net income	—	—	—	20,128	—	—	—	20,128
Balance at April 30, 2018	72,434	$72	$253,616	$389,146	$1,689	18,167	$(222,375)	$422,148

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$20,128	$127,854	$93,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,075	50,213	41,237
Loss on sale/disposition of assets	44	99	256
Provision for losses on notes and accounts receivable	991	1,546	511
Impairment of long-lived tangible assets	282	—	—
Deferred income taxes	(8,775)	(7,840)	(4,448)
Change in fair value of contingent consideration	(1,640)	—	—
Stock-based compensation expense	7,815	8,590	6,472
Changes in operating assets and liabilities (net effect of acquisitions):
Accounts receivable	51,380	(40,709)	(2,254)
Inventories	(16,971)	(22,171)	(804)
Prepaid expenses and other current assets	514	(1,619)	1,999
Income taxes	5,848	(13,745)	(328)
Accounts payable	(20,998)	1,233	13,048
Accrued payroll and incentives	(10,754)	988	11,228
Accrued profit sharing	(11,721)	1,545	5,294
Accrued expenses	(8,424)	21,238	3,929
Accrued warranty	1,915	(1,415)	(275)
Other assets	(417)	1,029	(237)
Other non-current liabilities	351	(3,260)	(1,029)
Net cash provided by operating activities	61,643	123,576	168,557
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(23,120)	(211,069)	(1,220)
Refunds/(deposits) on machinery and equipment	—	2,776	(1,128)
Receipts from note receivable	—	65	84
Payments to acquire patents and software	(560)	(638)	(315)
Proceeds from sale of property and equipment	6	—	61
Payments to acquire property and equipment	(18,490)	(34,876)	(29,474)
Net cash used in investing activities	(42,164)	(243,742)	(31,992)
Cash flows from financing activities:
Proceeds from loans and notes payable	150,000	100,000	105,000
Cash paid for debt issuance costs	(158)	(525)	(1,024)
Payments on capital lease obligation	(646)	(558)	(596)
Payments on notes and loans payable	(181,300)	(56,300)	(104,725)
Proceeds from Economic Development Incentive Program	—	101	—
Payments to acquire treasury stock	—	(50,052)	—
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	2,213	2,442	11,265
Payment of employee withholding tax related to restricted stock units	(2,277)	(4,672)	(2,646)
Excess tax benefit of stock-based compensation	—	—	5,218
Net cash provided by/(used in) financing activities	(32,168)	(9,564)	12,492
Net (decrease)/increase in cash and cash equivalents	(12,689)	(129,730)	149,057
Cash and cash equivalents, beginning of period	61,549	191,279	42,222
Cash and cash equivalents, end of period	$48,860	$61,549	$191,279
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$10,624	$7,650	$13,007
Income taxes	1,387	85,216	50,924

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Years Ended April 30,
	2018	2017	2016
	(In thousands)
Purchases of property and equipment included in accounts payable	$2,406	$2,474	$2,005
Change in fair value of interest rate swap	1,531	1,860	—
Contingent consideration	100	1,700	—
Purchases of property and equipment funded by capital lease	21,974	—	—
Capital lease obligation included in other non-current liabilities	21,974	—	—

The accompanying notes are an integral part of these consolidated financial statement

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

We are a leading manufacturer, designer, and provider of consumer products for the shooting, hunting, and rugged outdoor enthusiast. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States and an active participant in the hunting rifle and suppressor markets. We are also a leading provider of shooting, hunting, and rugged outdoor products and accessories, including knives and cutting tools, sighting lasers, shooting supplies, tree saws, and survival gear.

In fiscal 2017, we changed the name of our company from Smith & Wesson Holding Corporation to American Outdoor Brands Corporation to better reflect our expanding strategic focus on the growing markets for shooting, hunting, and rugged outdoor enthusiasts. We believe that the name ”American Outdoor Brands Corporation” better reflects our family of brands, our broad range of product offerings, and our plan to continue building upon our portfolio of strong American brands. We have two reporting segments: (1) Firearms (which includes the Firearms and Manufacturing Services divisions) and (2) Outdoor Products & Accessories (which includes the Outdoor Products & Accessories and Electro-Optics divisions).

In our Firearms segment, we manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, bolt action rifles, and muzzleloaders), handcuffs, suppressors, and other firearm-related products for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our firearm products under the Smith & Wesson, M&P, Performance Center, Gemtech, and Thompson/Center Arms brands. We manufacture our firearm products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut. We perform research and development activities for our suppressors and accessories products at our facility in Meridian, Idaho. We also sell our manufacturing services to other businesses under our Smith & Wesson and Smith & Wesson Precision Components, formerly known as Deep River Plastics, brands.

In our Outdoor Products & Accessories segment, we design, source, distribute, and manufacture reloading, gunsmithing, and gun cleaning supplies; high-quality stainless steel cutting tools and accessories; flashlights, tree saws and related trimming accessories; shooting supplies, rests, and other related accessories; apparel; vault accessories; laser grips and laser sights; and a full range of products for survival and emergency preparedness. We sell our products under the Caldwell, Wheeler, Tipton, Frankford Arsenal, Smith & Wesson, M&P, Thompson/Center, Lockdown, Hooyman, BOG-POD, Golden Rod, Non-Typical, Crimson Trace, Imperial, Schrade, Old Timer, Bubba Blade, UST, and KeyGear brands. We develop and market our outdoor products and accessories at our facilities in Columbia, Missouri; Wilsonville, Oregon; and Jacksonville, Florida.

During fiscal 2017, we acquired substantially all of the net assets of Taylor Brands, LLC as well as Ultimate Survival Technologies, Inc., and we acquired all of the issued and outstanding stock of Crimson Trace Corporation, in three separate transactions, which we refer to collectively as the 2017 Acquisitions. See Note 2 – Acquisitions below for more information regarding these transactions.

During fiscal 2018, we acquired substantially all of the net assets of Gemini Technologies, Incorporated, or Gemtech, as well as Bubba Blade branded products and other assets from Fish Tales, LLC, in two separate transactions, which we refer to collectively as the 2018 Acquisitions. See Note 2 – Acquisitions below for more information regarding these transactions.

The 2017 Acquisitions and 2018 Acquisitions have been accounted for in accordance with ASC 805-20, Business Combinations, and accordingly, the results of operations from the acquired businesses have been included in our consolidated financial statements following the acquisition dates.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Acquisitions

2018 Acquisitions

In August 2017, in two separate transactions, we acquired (1) substantially all of the net assets of Gemtech and (2) Bubba Blade branded products and other assets from Fish Tales, LLC. The aggregate purchase price for the two acquisitions was $23.1 million, subject to certain adjustments, utilizing a combination of cash on hand and borrowings under our revolving line of credit. In connection with the Gemtech acquisition, additional consideration of up to a maximum of $17.1 million may be paid contingent upon the cumulative three year sales volume of Gemtech products. The valuation of this contingent consideration liability was established in accordance with ASC 805 — Business Combinations. Based on current forecasted revenue, we believe it is unlikely that the acquired business will achieve the performance metrics. Therefore, as of April 30, 2018, the contingent liability was recorded at a fair value of $100,000 in non-current liabilities. Gemtech, based in Meridian, Idaho, is a provider of quality suppressors and accessories for the consumer, law enforcement, and military markets. Fish Tales, LLC, based in Oro Valley, Arizona, was a provider of premium sportsmen knives and tools for fishing and hunting, including the premium knife brand Bubba Blade. The Gemtech business will be fully integrated into our Firearms segment, and the Fish Tales, LLC assets and business will be fully integrated into our Outdoor Products & Accessories segment. Therefore, we will not provide discrete financial information for the 2018 Acquisitions in future periods.

We are in the process of finalizing the valuations of the assets acquired and liabilities assumed in the 2018 Acquisitions. Therefore, the fair values for these acquisitions are subject to further adjustments as we obtain additional information during the respective measurement periods, which will not exceed 12 months from the date of each acquisition. The 2018 Acquisitions will necessitate the use of this measurement period to adequately analyze and assess a number of factors used in establishing the asset and liability fair values as of each acquisition date, including significant contractual and operational factors underlying the trade name, developed technology, and customer relationship intangible assets.

The following table summarizes the estimated preliminary allocation of the purchase price for the 2018 Acquisitions (in thousands):

	2018 Acquisitions	Measurement
	(As Initially	Period	2018 Acquisitions
	Reported)	Adjustments	(As Adjusted)
Accounts receivable	$846	(176)	$670
Inventories	4,683	17	4,700
Other current assets	145	(51)	94
Property, plant, and equipment	506	13	519
Intangibles	6,400	—	6,400
Goodwill	11,846	175	12,021
Total assets acquired	24,426	(22)	24,404
Accounts payable	1,261	(25)	1,236
Accrued payroll	49	(1)	48
Other long term liabilities	100	(100)	—
Total liabilities assumed	1,410	(126)	1,284
	$23,016	104	$23,120

Included in general and administrative costs were $769,000 of acquisition-related costs incurred during the year ended April 30, 2018, related to the 2018 Acquisitions.

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
	$6,400

Pro forma results of operations assuming that the 2018 Acquisitions had occurred as of  May 1, 2016 are not required because of the immaterial impact on our consolidated financial statements for all periods presented.

2017 Acquisitions

In fiscal 2017, in three separate transactions, we acquired (1) substantially all of the net assets of Taylor Brands, LLC, (2) substantially all of the assets of Ultimate Survival Technologies Inc. (now referred to as Ultimate Survival Technologies, LLC, or UST), and (3) all of the issued and outstanding stock of Crimson Trace Corporation for an aggregate purchase price of $211.1 million, net of cash acquired, subject to certain adjustments, utilizing cash on hand. In connection with the purchase of Ultimate Survival Technologies, Inc., up to an additional $2.0 million may be paid over a period of two years, contingent upon the financial performance of the acquired business. The valuation of this contingent liability was established in accordance with ASC 805 — Business Combinations. The initial fair value of this contingent consideration liability was $1.7 million. Based on the current forecasted revenue, during the year ended April 30, 2018, we recorded a $1.6 million reduction in the fair value of this contingent consideration liability because we do not expect that the acquired business will achieve the performance metrics. This reduction was recorded in other income on the consolidated statements of income. As of April 30, 2018, the fair value of this contingent liability was $60,000, which was recorded as a current liability.

We have completed the valuations of the assets acquired and liabilities assumed related to the 2017 Acquisitions. During the year ended April 30, 2018, we decreased goodwill by $10.1 million, primarily as a result of changes to the valuation of customer relationship intangible assets and the impact to the value of the related deferred tax liabilities relating to the 2017 Acquisitions. As a result, we reduced amortization expense by $476,000, net of tax, during fiscal 2018 relating to these changes for prior fiscal year amortization expense.

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
	$83,350

Additionally, the following table reflects the unaudited pro forma results of operations assuming that the 2017 Acquisitions had occurred on May 1, 2015 (in thousands, except per share data):

	For the Year	For the Year
	Ended	Ended
	April 30, 2017	April 30, 2016
Net sales	$934,247	$816,699
Income from operations	195,295	151,258
Net income per share - diluted	2.30	1.80

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

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of American Outdoor Brands Corporation and its wholly owned subsidiaries, including Smith & Wesson Corp. and SWPC Plastics, LLC, reported in our Firearms segment; BTI, BTI Tools, Crimson Trace, and UST, reported in our Outdoor Products & Accessories segment; and SWSS LLC, formerly Smith & Wesson Security Solutions, Inc., or SWSS, our former security solutions division. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at April 30, 2018 and 2017 and for the periods presented, have been included. All intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments — Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments not held for trading purposes, approximate the carrying values of such amounts because of their short-term nature or market rates of interest.

Cash and Cash Equivalents — We consider all highly liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts. As of April 30, 2018, all of our accounts exceeded federally insured limits.

Financial Instruments — We account for derivative instruments under Accounting Standards Codification (“ASC”) 815-10, Fair Value Measurements and Disclosure Topic, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires us to recognize these instruments as either assets or liabilities on the balance sheet and measure them at fair value. The carrying value of our Term Loan approximated the fair value as of April 30, 2018. The carrying value of the 2020 Senior Notes as of April 30, 2018 approximated the fair value in considering Level 2 inputs within the hierarchy as the 2020 Senior Notes are not frequently traded. The fair value of the interest rate swap was estimated by a third party using inputs that are observable or that can be corroborated by observable market data, such as interest rate yield curves, and, therefore, are classified within Level 2 of the valuation hierarchy. See Note 5 – Notes and Loans Payable and Financing Arrangements for more information regarding our financial instruments.

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

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For our fiscal year ended April 30, 2018, one of our customers accounted for 11.9% of net sales and none of our customers accounted for 10.0% or more of our accounts receivable. For the fiscal years ended April 30, 2017, none of our customers exceeded 10% of net sales; however, one of our customers accounted for approximately 17.5% of our accounts receivable. For the fiscal year ended April 30, 2016, we did not have any customers that exceeded either 10% of net sales or accounts receivable.

Inventories — We value inventories at the lower cost, using the first-in, first-out, or FIFO method, or net realizable value. An allowance for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory, past history, and expected future usage.

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

Intangible Assets — We record intangible assets at cost or based on the fair value of the assets acquired. Intangible assets consist of developed technology, customer relationships, trademarks, trade names, and patents. We amortize intangible assets over their estimated useful lives or in proportion to expected yearly revenue generated from the intangibles that were acquired.

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

Segment Information — We have two reporting segments: Firearms, which includes our Firearms and Manufacturing Services divisions; and Outdoor Products & Accessories, which includes our Outdoor Products & Accessories and Electro-Optics divisions that are separate operating segments but have been aggregated into one reporting segment. See Note 19 – Segment Reporting for more information regarding our segments.

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

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Share — We calculate basic and diluted earnings per common share in accordance with the provisions of ASC 260-10, Earnings Per Share. Basic earnings per common share equals net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share equals net income divided by the weighted average number of common shares outstanding during the period, including the effect of outstanding stock options and other stock-based instruments if their effect is dilutive.

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per common share (in thousands, except per share data):

	For the Year Ended April 30,
	2018			2017			2016
	Net		Per Share	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$20,128	54,061	$0.37	$127,854	55,930	$2.29	$93,958	54,765	$1.72
Effect of dilutive stock awards	—	773	—	—	961	(0.04)	—	1,200	(0.04)
Diluted earnings	$20,128	54,834	$0.37	$127,854	56,891	$2.25	$93,958	55,965	$1.68

All of our outstanding stock options and restricted stock units, or RSUs, were included in the computation of diluted earnings per share for the years ended April 30, 2018, 2017, and 2016.

Valuation of Long-lived Tangible and Intangible Assets — We evaluate the recoverability of long-lived assets, or asset groups, whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. When such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the assets, such carrying values are reduced to fair value and this adjusted carrying value becomes the asset’s new cost basis. We determine fair value primarily using future anticipated cash flows that are directly associated with and are expected to arise as a direct result of the use and eventual disposition of the asset, or asset group, discounted using an interest rate commensurate with the risk involved.

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

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that could materially impact future results of operations and financial position in the reporting period identified. No material impairment charges were recorded in fiscal 2018, 2017, or 2016 based on the review of long-lived tangible and intangible assets.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with ASC 350, Intangibles-Goodwill and Other, we test goodwill for impairment on an annual basis on February 1 and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the operating units to their carrying amounts to assess whether impairment is present. We have reviewed the provisions of ASC 280-10, Segment Reporting Topic, with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of ASC 280-10-50, we have determined that we operate in two reporting segments: Firearms and Outdoor Products & Accessories. Our Firearms reporting segment is one operating segment while our Outdoor Products & Accessories reporting segment has two operating segments: Outdoor Products & Accessories and Electro-Optics, which have been aggregated into one reporting segment. As of April 30, 2018, we had $191.3 million of goodwill.

We estimate the fair value of our Firearms, Outdoor Products & Accessories, and Electro-Optics operating units using an equal weighting of the fair values derived from the income approach and the market approach because we believe a market participant would equally weight both approaches when valuing the operating units. The income approach is based on the projected cash flows that are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. Fair value is estimated using internally developed forecasts and assumptions. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include revenue growth rates, profitability projections, and terminal value growth rates. The market approach estimates fair values based on the determination of appropriate publicly traded market comparison companies and market multiples of revenue and earnings derived from those companies with similar operating and investment characteristics as the operating unit being valued. Finally, we compare and reconcile our overall fair value to our market capitalization in order to assess the reasonableness of the calculated fair values of our operating units. We recognize an impairment loss for goodwill if the implied fair value of goodwill is less than the carrying value. The fair values of all reporting units reflect the decrease in the federal statutory income tax rate as a result of the Tax Cuts and Jobs Act, or Tax Reform, that was recently enacted in the United States. As of our valuation date, our Firearms operating unit had $18.5 million of goodwill and its fair value significantly exceeded its carrying value. Our Outdoor Products & Accessories operating unit had $119.8 million of goodwill and its fair value exceeded its carrying value by 2.0%. Our Electro-Optics operating unit had $53.0 million of goodwill and its fair value exceeded its carrying value by 1.6%. Although we concluded that there was no impairment on the goodwill associated with our operating units as of April 30, 2018, we will continue to closely monitor their performance and related market conditions for future indicators of potential impairment and reassess accordingly. Our assumptions related to the development of fair value could deviate materially from actual results and forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our financial results of operations, specifically as it relates to our Outdoor Products & Accessories and Electro-Optics operating units.

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

Warranty  — We generally provide a limited one-year warranty and a lifetime service policy to the original purchaser of our new firearm products. We either provide a limited one year or limited lifetime warranty program to the original purchaser of most of our outdoor products and accessories products and we will repair or replace any of our electro-optics products or parts that are found to be defective under normal use and service with an item of equivalent value, at our option, without charge during the warranty period.  We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claims data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize would be adversely impacted.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From time to time, we have experienced certain manufacturing and design issues with respect to some of our firearms and have initiated some product recalls and safety alerts in the past.

In November 2011, we initiated a recall of all Thompson/Center Arms Venture rifles manufactured since the products’ introduction in mid-2009. In June 2013, we also initiated a recall of all Thompson/Center Arms bolt action rifles manufactured since the products’ introduction in 2007. In April 2018, we initiated a consumer advisory for certain models of our M&P Shield EZ pistols because in rare circumstances the safety on the pistol will move from the fire position to the “safety on” position when using ammunition that produces a high level of felt recoil. In May 2018, we initiated a recall of certain models of our electro-optics products that incorporated diodes manufactured by a particular third party because the diodes failed to comply with a Food and Drug Administration, or FDA, standard for laser products. We have made efforts to notify all consumers that may be impacted by this recall. The remaining cost of all recalls, safety alerts, and consumer advisories is $3.5 million, which is recorded in the accrued warranty balance.

Warranty expense for the fiscal years ended April 30, 2018, 2017, and 2016 amounted to $5.8 million, $1.3 million, and $2.5 million, respectively.

The following table sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the fiscal years ended April 30, 2018, 2017, and 2016 (in thousands):

Balance as of April 30, 2016	$8,403
Warranties issued and adjustments to provisions	3,769
Changes related to preexisting product recall accruals	(2,437)
Warranties assumed in acquisition	228
Warranty claims	(4,419)
Balance as of April 30, 2017	5,544
Warranties issued and adjustments to provisions	5,834
Warranty claims	(3,865)
Balance as of April 30, 2018	$7,513

Sales and Promotional Related Expenses — We present product sales in our consolidated financial statements, net of customer promotional program costs that depend upon the volume of sales. For promotional program costs that are not dependent on the volume of sales, we record promotional costs in cost of goods sold. The total of all our promotional programs amounted to $58.2 million, $37.3 million, and $20.7 million for the fiscal years ended April 30, 2018, 2017, and 2016, respectively. We have a co-op advertising program at the retail level. We expensed costs amounting to $23.3 million, $21.3 million, and $6.5 million for fiscal 2018, 2017, and 2016, respectively, as selling and marketing expenses.

Shipping and Handling — In the accompanying consolidated financial statements, we included amounts billed to customers for shipping and handling in net sales. In our Firearms segment, we include costs relating to shipping and handling charges, including inbound freight charges, internal transfer costs, and the other costs of our distribution network, in cost of goods sold. In our Outdoor Products & Accessories segment, inbound freight charges and internal transfer costs are included in cost of goods sold; however, costs incurred to distribute products to customers is included in general and administrative expenses.

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

We have evaluated the new standard against our existing accounting policies and practices, including reviewing standard purchase orders, invoices, shipping terms, and agreements with customers. We will adopt the new standard in the first quarter of fiscal 2019 using the modified retrospective approach and will not restate our prior year consolidated financial statements. Based on this adoption, we will modify the timing of revenue recognition related to certain of our sales promotions that involve the shipment of free goods. We will recognize the cumulative effect of adopting this standard as an adjustment to our opening retained earnings. We expect the adjustment to retained earnings to be approximately $5.5 million, with an expected impact to fiscal 2019 revenue of $22.5 million relating to fiscal 2018 sales promotions, and an immaterial impact to net income on an ongoing basis. Prior periods will not be retrospectively restated.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement —Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from Tax Reform that are stranded in accumulated other comprehensive income. This standard also requires certain disclosures about stranded tax effects. This ASU, however, does not change the underlying guidance that requires the effects of a change in tax laws or rates to be included from continuing operations. The requirements of this ASU are effective for annual and interim reporting periods beginning after December 15, 2018, and early adoption is permitted. The new guidance can be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the corporate income tax rate is recognized. We have elected to early adopt this standard during the year ended April 30, 2018, which did not have a material impact on our consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Goodwill

The changes in the carrying amount of goodwill by reporting segment are as follows (in thousands):

		Outdoor Products &
	Firearms Segment	Accessories Segment	Total Goodwill
Balance as of April 30, 2016	$13,770	$62,587	$76,357
Adjustments	—	(141)	(141)
Acquisitions	—	92,801	92,801
Balance as of April 30, 2017	13,770	155,247	169,017
Adjustments	—	10,249	10,249
Acquisitions	4,720	7,301	12,021
Balance as of April 30, 2018	$18,490	$172,797	$191,287

For more information regarding goodwill impairment testing, see Note 3 — Significant Accounting Policies — Valuation of Long-lived Tangible and Intangible Assets to our consolidated financial statements.

5. Notes and Loans Payable and Financing Arrangements

Credit Facilities — On June 15, 2015, we and certain of our domestic subsidiaries entered into an unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan, of which $87.7 million remains outstanding as of April 30, 2018. The Revolving Line provides for availability for general corporate purposes with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. On October 27, 2016, we entered into a second amendment to our Credit Agreement, or the Second Amendment, which, among other things, increased the Revolving Line to $350.0 million, increased the option to expand the credit commitment to $150.0 million, and extended the maturity of the Revolving Line from June 15, 2020 to October 27, 2021. Other than the changes described in the Second Amendment, we otherwise remain subject to the terms of the Credit Agreement, as described below. We incurred $525,000 of debt issuance costs related to this amendment and have recorded these costs in notes payable in the consolidated balance sheet.

As of April 30, 2018, we had $25.0 million of borrowings outstanding on the Revolving Line, which bore interest at 4.15%, equal to the LIBOR rate plus an applicable margin. The Term Loan, which bears interest at a variable rate, was entered into for the purpose of redeeming the entire $100.0 million of then outstanding 5.875% Senior Notes due 2017, or the 5.875% Senior Notes. The Term Loan requires principal payments of $6.3 million per annum plus interest, payable quarterly. Any remaining outstanding amount on the maturity date of June 15, 2020 will be due in full. Concurrent with closing the Term Loan, we redeemed our then outstanding 5.875% Senior Notes for a $2.9 million call premium, which is included in interest expense, plus accrued and unpaid interest. As part of the redemption, in fiscal 2016, we wrote off $1.7 million of debt issuance costs related to the 5.875% Senior Notes.

We were required to obtain interest rate protection on the Term Loan covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement, which requires us to pay interest at a defined rate of 1.56% while receiving interest at a defined variable rate of one-month LIBOR (0.188% at July 31, 2015). This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan, which is subject to change based on changes in our consolidated leverage ratio. As of April 30, 2018, our interest rate on the Term Loan was 4.14%.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognize derivatives as either assets or liabilities on our consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. Our interest rate swap agreement is considered effective and qualifies as a cash flow hedge. The effective portion of the gain or loss on the derivative that is designated and qualifies as a cash flow hedge is recorded as a component of accumulated other comprehensive income or loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of April 30, 2018, the interest rate swap was considered effective and had no effect on earnings. The fair value of the interest rate swap on April 30, 2018 and 2017 was an asset of $2.1 million and $572,000, respectively, and was recorded in other assets on our consolidated balance sheet. We do not expect the interest rate swap to have any material effect on earnings within the next 12 months.

2018 Senior Notes – During fiscal 2015, we issued an aggregate of $75.0 million of 5.000% Senior Notes due 2018, or the 2018 Senior Notes, to various institutional investors pursuant to the terms and conditions of an indenture and purchase agreements. The 2018 Senior Notes bear interest at a rate of 5.000% per annum payable on January 15 and July 15 of each year, beginning on January 15, 2015. We incurred $2.3 million of debt issuance costs related to the issuance of the 2018 Senior Notes. As discussed below, the 2018 Senior Notes were redeemed on March 8, 2018 with proceeds from the issuance of 5.000% Senior Notes due 2020. As part of the redemption, in fiscal 2018, we wrote off $226,000 of debt issuance costs related to the 2018 Senior Notes.

2020 Senior Notes – On February 28, 2018, we issued an aggregate of $75.0 million of 5.000% Senior Notes due 2020, or the 2020 Senior Notes, to various institutional investors pursuant to the terms and conditions of an indenture, or the 2020 Senior Notes Indenture, and purchase agreements. The 2020 Senior Notes bear interest at a rate of 5.000% per annum payable on February 28 and August 28 of each year, beginning on August 28, 2018. We incurred 158,000 of debt issuance costs related to the issuance of the 2020 Senior Notes.

At any time prior to February 28, 2019, we may, at our option, upon not less than 30 nor more than 60 days’ prior notice, redeem all or a portion of the 2020 Senior Notes at a redemption price of 102.500% of the principal amount of the 2020 Senior Notes to be redeemed plus accrued and unpaid interest as of the applicable redemption date. On or after February 28, 2019, we may, at our option, upon not less than 30 nor more than 60 days’ prior notice, redeem all or a portion of the 2020 Senior Notes at a redemption price of 100.000% of the principal amount of the 2020 Senior Notes to be redeemed plus accrued and unpaid interest as of the applicable redemption date. Subject to certain restrictions and conditions, we may be required to make an offer to repurchase the 2020 Senior Notes from the holders of the 2020 Senior Notes in connection with a change of control or disposition of assets. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the 2020 Senior Notes mature on August 28, 2020.

The 2020 Senior Notes are general, unsecured obligations of our company. The 2020 Senior Notes Indenture contains certain affirmative and negative covenants, including limitations on restricted payments (such as share repurchases, dividends, and early payment of indebtedness), limitations on indebtedness, limitations on the sale of assets, and limitations on liens. Payments that would otherwise be characterized as restricted payments are permitted under the 2020 Senior Notes Indenture in an amount not to exceed 50% of our consolidated net income for the period from the issue date to the date of the restricted payment, provided that at the time of making such payments, (a) no default has occurred or would result from the making of such payments, and (b) we are able to satisfy the debt incurrence test under the 2020 Senior Notes Indenture, or the 2020 Senior Notes Lifetime Aggregate Limit. In addition, the 2020 Senior Notes Indenture provides for other exceptions to the restricted payments covenant, each of which are independent of the 2020 Senior Notes Lifetime Aggregate Limit. Among such exceptions are (i) the ability to make share repurchases each fiscal year in an amount not to exceed the lesser of (A) $50.0 million in any fiscal year or (B) 75.0% of our consolidated net income for the previous four consecutive published fiscal quarters prior to the date of the determination of such consolidated net income, and (ii) share repurchases over the life of the 2020 Senior Notes in an aggregate amount not to exceed $75.0 million.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The limitation on indebtedness in the 2020 Senior Notes Indenture is only applicable at such time that the consolidated coverage ratio (as set forth in the 2020 Senior Notes Indenture) for us and our restricted subsidiaries is less than 3.00 to 1.00. In general, as set forth in the 2020 Senior Notes Indenture, the consolidated coverage ratio is determined by comparing our prior four quarters’ consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) to our consolidated interest expense. The carrying value of our 2020 Senior Notes as of April 30, 2018 approximated the fair value in considering Level 2 inputs within the hierarchy.

Debt Issuance Costs — We recorded, in notes payable, $158,000, $525,000, and $1.0 million of debt issuance costs for the fiscal years ended April 30, 2018, 2017, and 2016, respectively. These costs are being amortized to expense over the life of the credit facility or the 2020 Senior Notes Indenture. In total, we amortized $1.1 million, $918,000, and $2.7 million to interest expense for all debt issuance costs in fiscal 2018, 2017, and 2016, respectively, including write-offs related to extinguishment.

The Credit Agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 2020 Senior Notes Indenture contains a financial covenant relating to times interest earned.

Letters of Credit — At April 30, 2018, we had outstanding letters of credit aggregating $1.0 million.

6. Net Sales

The following table sets forth the breakdown of net sales for the fiscal years ended April 30, 2018, 2017, and 2016 (in thousands):

	For the Years Ended April 30,
	2018	2017	2016
Handguns	$326,290	$556,566	$485,413
Long Guns	90,222	179,612	127,607
Other Products & Services	32,474	36,819	39,045
Firearms Segment	448,986	772,997	652,065
Outdoor Products & Accessories Segment	157,864	130,191	70,843
Total Net Sales	$606,850	$903,188	$722,908

We sell our products and services in our Firearms segment under our Smith & Wesson, M&P, Performance Center, Gemtech, Thompson/Center Arms, and Smith & Wesson Precision Components brands. Depending upon the product or service, our firearm customers primarily include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; businesses; and retailers. We sell our outdoor products & accessories products under our Caldwell, Wheeler, Tipton, Frankford Arsenal, Smith & Wesson, M&P, Thompson/Center Arms, Lockdown, Hooyman, BOG-POD, Golden Rod, Non-Typical, Crimson Trace, Imperial, Schrade, Old Timer, Bubba Blade, UST, and KeyGear brands.  Our outdoor products and accessories customers are generally, distributors, retailers, and consumers.

We sell our products worldwide. The following table sets forth the breakdown of export net sales included in the above table. Our export net sales accounted for 5%, 3%, and 3% of total net sales for the fiscal years ended April 30, 2018, 2017, and 2016, respectively (in thousands):

	For the Years Ended April 30,
Region	2018	2017	2016
Europe	$9,586	$11,545	$8,913
Asia	4,725	4,046	3,989
Latin America	2,038	1,778	2,593
All others international	12,388	10,418	9,120
Total international net sales	$28,737	$27,787	$24,615

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our Firearm and Outdoor Products & Accessories segments own tooling that is located at various suppliers in Asia and North America.

7. Advertising Costs

We expense advertising costs, primarily consisting of magazine advertisements, printed materials, and television advertisements, either as incurred or upon the first occurrence of the advertising. Advertising expense, included in selling and marketing expenses for the fiscal years ended April 30, 2018, 2017, and 2016, amounted to $25.8 million, $22.3 million, and $21.8 million, respectively.

8. Property, Plant, and Equipment

The following table summarizes property, plant, and equipment as of April 30, 2018 and 2017 (in thousands):

	April 30, 2018	April 30, 2017
Machinery and equipment	$251,706	$242,479
Software and hardware	43,097	39,526
Building and improvements	29,908	28,110
Land and improvements	3,845	3,573
	328,556	313,688
Less: Accumulated depreciation and amortization	(198,545)	(170,538)
	130,011	143,150
Construction in progress	29,114	6,535
Total property, plant, and equipment, net	$159,125	$149,685

Depreciation of tangible assets and amortization of software expense amounted to $30.0 million, $29.2 million, and $27.8 million for the fiscal years ended April 30, 2018, 2017, and 2016, respectively. The large increase in construction in progress is due to the costs incurred for the purchase of land and costs related to the design and construction of our national logistics facility.

The following table summarizes depreciation and amortization expense, which includes amortization of intangibles and debt financing costs, by line item for the fiscal years ended April 30, 2018, 2017, and 2016 (in thousands):

	For the Years Ended April 30,
	2018	2017	2016
Cost of sales	$24,582	$24,744	$22,332
Research and development	557	428	1,136
Selling and marketing	619	424	221
General and administrative (a)	25,212	23,699	14,869
Interest expense	1,105	918	2,679
Total depreciation and amortization	$52,075	$50,213	$41,237

(a)

General and administrative expenses included $20.8 million, $18.4 million, and $9.9 million of amortization for the fiscal years ended April 30, 2018, 2017, and 2016, respectively, recorded as a result of our acquisitions.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Inventories

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or market, as of April 30, 2018 and 2017 (in thousands):

	April 30, 2018	April 30, 2017
Finished goods	$91,480	$61,080
Finished parts	42,075	51,177
Work in process	7,657	9,379
Raw material	12,141	10,046
Total inventories	$153,353	$131,682

10. Intangible Assets

The following table presents a summary of intangible assets as of April 30, 2018 and 2017 (in thousands):

	April 30, 2018			April 30, 2017
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships (a)	$92,360	$(28,252)	$64,108	$105,260	$(16,463)	$88,797
Developed technology	21,130	(8,178)	12,952	19,430	(5,436)	13,994
Patents, trademarks, and trade names	56,718	(22,099)	34,619	53,308	(15,619)	37,689
Backlog	1,150	(1,150)	—	1,150	(1,150)	—
	171,358	(59,679)	111,679	179,148	(38,668)	140,480
Patents in progress	855	—	855	611	—	611
Total definite-lived intangible assets	172,213	(59,679)	112,534	179,759	(38,668)	141,091
Indefinite-lived intangible assets	226	—	226	226	—	226
Total intangible assets	$172,439	$(59,679)	$112,760	$179,985	$(38,668)	$141,317

(a)

Changes to the gross carrying amount of customer relationships is related to purchase accounting adjustments. For more information regarding the changes in valuation of customer relations, see Note 2 — Acquisitions to our consolidated financial statements.

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed technology, and five years for patents, trademarks, and trade names. Amortization expense, excluding amortization of deferred financing costs, amounted to $21.0 million, $20.1 million, and $10.7 million for the fiscal years ended April 30, 2018, 2017, and 2016, respectively.

The following table represents future expected amortization expense as of April 30, 2018, which will primarily be recorded in our Outdoor Products & Accessories segment (in thousands):

Fiscal	Amount
2019	$21,971
2020	19,095
2021	16,488
2022	14,109
2023	11,747
Thereafter	28,269
Total	$111,679

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Accrued Expenses

The following table sets forth other accrued expenses as of April 30, 2018 and 2017 (in thousands):

	April 30, 2018	April 30, 2017
Accrued rebates and promotions	$21,339	$26,750
Accrued employee benefits	5,741	4,574
Accrued taxes other than income	3,933	7,758
Accrued professional fees	2,332	2,079
Current portion of capital lease obligation	431	1,022
Interest payable	930	1,361
Accrued other	6,926	8,142
Total accrued expenses	$41,632	$51,686

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $48.9 million and $61.5 million as of April 30, 2018 and 2017, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value of our Term Loan approximated the fair value as of April 30, 2018, in considering Level 2 inputs within the hierarchy. The carrying value of our 2020 Senior Notes as of April 30, 2018 approximated the fair value in considering Level 2 inputs within the hierarchy as our 2020 Senior Notes are not frequently traded. The fair value of our interest rate swap was estimated by a third party using inputs that are observable or that can be corroborated by observable market data, such as interest rate yield curves, and, therefore, are classified within Level 2 of the valuation hierarchy. For more information regarding the interest rate swap, refer to Note 5 — Notes and Loans Payable and Financing Arrangements to our consolidated financial statements.

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

In connection with the purchase of UST, up to an additional $2.0 million may be paid over a period of two years, contingent upon the financial performance of the acquired business. The valuation of this contingent consideration liability was established in accordance with ASC 805 — Business Combinations. The initial fair value of this contingent consideration liability was $1.7 million. Based on the current forecasted revenue, during the year ended April 30, 2018, we recorded a $1.6 million reduction in the fair value of this contingent consideration liability because we do not expect that the acquired business will achieve the performance metrics. This reduction was recorded in other income on the condensed consolidated statements of income. As of April 30, 2018, the fair value of this contingent liability was $60,000, which was recorded as a non-current liability.

In connection with the Gemtech acquisition, up to a maximum of $17.1 million may be paid contingent upon the cumulative three year sales volume of the acquired business. The valuation of this contingent consideration liability was established in accordance with ASC 805 — Business Combinations. Based on current forecasted revenue, we believe it is unlikely that the acquired business will achieve the performance metrics. Therefore, as of April 30, 2018, the contingent liability was recorded at a fair value of $100,000 in non-current liabilities.

13. Self-Insurance Reserves

As of April 30, 2018 and 2017, we had reserves for workers’ compensation, product liability, municipal liability, and medical/dental costs totaling $9.2 million and $8.7 million, respectively, of which $4.8 million was classified as other non-current liabilities. As of April 30, 2018 and 2017, $3.9 million and $3.6 million, respectively, were included in accrued expenses on the accompanying consolidated balance sheets. In addition, as of April 30, 2018 and 2017, $590,000 of workers’ compensation recoverable was classified as other assets. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates.

The following table is a summary of the activity in the workers’ compensation, product liability, municipal liability, and medical/dental reserves in the fiscal years ended April 30, 2018, 2017, and 2016 (in thousands):

	For the Year Ended April 30,
	2018	2017	2016
Beginning balance	$8,663	$10,082	$9,610
Additional provision charged to expense	22,802	15,801	16,781
Payments	(22,292)	(17,220)	(16,309)
Ending balance	$9,173	$8,663	$10,082

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability, municipal liability, workers’ compensation, and other matters when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable. As of April 30, 2018 and 2017, we had accrued reserves for product and municipal litigation liabilities of $3.4 million and $3.2 million, respectively (of which $2.9 million was non-current), consisting entirely of expected legal defense costs. In addition, as of April 30, 2018 and 2017, we had recorded receivables from insurance carriers related to these liabilities of $1.9 million, nearly all of which has been classified as other assets.

14. Stockholders’ Equity

Treasury Stock

During fiscal 2017, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until March 28, 2019. This share repurchase authorization is similar to the $50.0 million authorization from June 2015 under which we repurchased 2.6 million shares of common stock for $50.0 million in fiscal 2017. During the fiscal year ended April 30, 2018, there were no share repurchases under this stock repurchase program.

Incentive Stock and Employee Stock Purchase Plans

We have two stock incentive plans, or SPs: the 2004 Incentive Stock Plan and the 2013 Incentive Stock Plan. New grants under the 2004 Incentive Stock Plan have not been made since the approval of the 2013 Incentive Stock Plan at our September 23, 2013 annual meeting of stockholders. All new grants covering all participants are issued under the 2013 Incentive Stock Plan.

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

Except in specific circumstances, grants vest over a period of three or four years and grants of stock options are exercisable for a period of 10 years. The plan also permits the grant of awards to non-employees, which our board of directors or committee has authorized in the past.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The number of shares and weighted average exercise prices of options for the fiscal years ended April 30, 2018, 2017, and 2016 are as follows:

	For the Years Ended April 30,
	2018		2017		2016
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	335,160	$6.58	389,360	$6.16	1,879,630	$6.37
Exercised during the period	(19,000)	4.70	(54,200)	3.57	(1,490,270)	6.42
Options outstanding, end of period	316,160	$6.69	335,160	$6.58	389,360	$6.16
Weighted average remaining contractual life	3.16 years		4.01 years		5.04 years
Options exercisable, end of period	316,160	$6.69	335,160	$6.58	389,360	$6.16
Weighted average remaining contractual life	3.16 years		4.01 years		5.04 years

As of April 30, 2018, there were 4,746,149 shares available for grant under the 2013 Incentive Stock Plan. We use our unissued share pool for all shares issued for options, restricted stock awards, RSUs, performance share units, performance-based restricted stock units, or PSUs, and shares issued under our Employee Stock Purchase Plan, or ESPP.

The aggregate intrinsic value of outstanding and exercisable stock options as of April 30, 2018, 2017, and 2016 was $1.4 million, $5.2 million, and $6.1 million, respectively. The aggregate intrinsic value of the options exercised for the years ended April 30, 2018, 2017, and 2016 was $116,000, $1.3 million, and $27.2 million, respectively. At April 30, 2018, there was no unrecognized compensation cost of outstanding options.

The following table summarizes stock compensation expense by line item for the fiscal years ended April 30, 2018, 2017, and 2016 (in thousands):

	For the Years Ended April 30,
	2018	2017	2016
Cost of sales	$882	$1,139	$564
Research and development	187	217	169
Selling and marketing	382	801	494
General and administrative	6,364	6,433	5,245
Total stock-based compensation	$7,815	$8,590	$6,472

We grant service-based RSUs to employees, consultants, and directors. The awards are made at no cost to the recipient. An RSU represents the right to acquire one share of our common stock and does not carry voting or dividend rights. Except in specific circumstances, RSU grants to employees generally vest over a period of three or four years with one-third or one-fourth of the units vesting, respectively, on each anniversary date of the grant date. The aggregate fair value of our RSU grants is amortized to compensation expense over the applicable vesting period.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We grant PSUs to our executive officers and certain management employees who are not executive officers. At the time of grant, we calculate the fair value of our PSUs using the Monte-Carlo simulation. We incorporate the following variables into the valuation model:

	For the Years Ended April 30,
	2018	2017	2016
Grant date fair market value
American Outdoor Brands Corporation	$11.11	$21.89	$21.93
Russell 2000 Index	$1,557.89	$1,417.13	$1,140.40
Volatility (a)
American Outdoor Brands Corporation	42.27%	41.67%	39.93%
Russell 2000 Index	16.26%	16.77%	16.75%
Correlation coefficient (b)	0.19	0.22	0.32
Risk-free interest rate (c)	2.61%	1.44%	0.93%
Dividend yield (d)	0%	0%	0%

(a)	Expected volatility is calculated over the most recent period that represents the remaining term of the performance period as of the valuation date, or three years.
(b)	The correlation coefficient utilizes the same historical price data used to develop the volatility assumptions.
(c)	The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bill, commensurate with the three-year performance period.
(d)	We do not expect to pay dividends in the foreseeable future.

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

During the year ended April 30, 2018, we granted 157,700 PSUs to certain of our executive officers. We also granted 388,186 service-based RSUs during the year ended April 30, 2018, including 159,167 RSUs to certain of our executive officers, 52,826 RSUs to our directors, and 176,193 RSUs to non-executive officer employees. In addition, in connection with a 2014 grant of 105,000 PSUs (i.e., the target amount granted), which achieved 115.2% of the targeted award, we vested and delivered awards totaling 121,504 shares to certain of our executive officers. Compensation expense recognized related to grants of RSUs and PSUs was $7.1 million for the fiscal year ended April 30, 2018.

During the fiscal year ended April 30, 2018, we canceled 208,496 service-based RSUs and 39,429 PSUs as a result of the service period condition not being met and delivered 300,496 shares of common stock to current employees under vested RSUs and PSUs with a total market value of $6.2 million.

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

The grant date fair value of RSUs and PSUs that vested in fiscal 2018 and 2017, was $5.0 million. The grant date fair value of RSUs and PSUs that vested in fiscal 2016 was $4.6 million.

A summary of activity for unvested RSUs and PSUs for fiscal years 2018, 2017, and 2016 is as follows:

	For the Year Ended April 30,
	2018		2017		2016
		Weighted		Weighted		Weighted
	Total # of	Average	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	1,428,848	$18.58	1,215,753	$15.38	1,190,879	$12.45
Awarded	561,890	15.09	666,509	19.85	541,077	17.72
Vested	(300,496)	16.53	(433,966)	11.64	(430,768)	10.57
Forfeited	(247,925)	17.04	(19,448)	17.19	(85,435)	10.94
RSUs and PSUs outstanding, end of period	1,442,317	$17.80	1,428,848	$18.58	1,215,753	$15.38

As of April 30, 2018, there was $9.6 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.8 years.

On September 26, 2011, our stockholders approved our 2011 ESPP, which authorizes the sale of up to 6,000,000 shares of our common stock to employees. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value, or FMV, per share of our common stock on any purchase date is less than the FMV per share on the start date of a 12-month offering period, then that offering period will automatically terminate, and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the FMV on the first day of the offering period or the FMV on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is 12,500 shares, or a total of $25,000 in shares, based on the FMV on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our board of directors in its discretion, or (c) March 31, 2022. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During fiscal 2018, 2017, and 2016, 203,002, 144,102, and 157,674 shares, respectively, were purchased by our employees under our ESPP.

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

The following assumptions were used in valuing our ESPP purchases during the years ended April 30, 2018, 2017, and 2016:

	For the Years Ended April 30,
	2018	2017	2016
Risk-free interest rate	1.62%	0.60%	0.19%
Expected term	6 months	6 months	6 months
Expected volatility	42.3%	45.3%	40.9%
Dividend yield	0%	0%	0%

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table). The total stock-based compensation expense, including stock options, purchases under our ESPP, and RSU and PSU awards, was $7.8 million, $8.6 million, and $6.5 million, for fiscal years 2018, 2017, and 2016, respectively.

15. Employer Sponsored Benefit Plans

Contributory Defined Investment Plan — We offer two contributory defined investment plans covering substantially all employees, subject to service requirements.  Employees may contribute up to 100% of their annual pay, depending on the plan. We generally make discretionary matching contributions of up to 50% of the first 6% of employee contributions to the plan. We contributed $3.0 million, $2.7 million, and $2.4 million for the fiscal years ended April 30, 2018, 2017, and 2016, respectively.

Non-Contributory Profit Sharing Plan — We have a non-contributory profit sharing plan covering substantially all of our employees. Employees become eligible on May 1 following the completion of a full fiscal year of continuous service. Our contributions to the plan are discretionary. For fiscal 2018, we plan to contribute approximately $1.3 million, which has been recorded in general and administrative costs. We contributed $13.0 million and $11.5 million for the fiscal years ended April 30, 2017 and 2016, respectively. Contributions are funded after the fiscal year-end.

16. Income Taxes

Income tax (benefit)/expense from continuing operations consists of the following (in thousands):

	For the Year Ended April 30,
	2018	2017	2016
Current:
Federal	$5,081	$61,943	$48,961
State	1,184	9,349	6,622
Total current	6,265	71,292	55,583
Deferred:
Deferred federal	(9,081)	(6,969)	(4,187)
Deferred state	305	(871)	(261)
Total deferred	(8,776)	(7,840)	(4,448)
Total income tax (benefit)/expense	$(2,511)	$63,452	$51,135

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the provision for income taxes from continuing operations at statutory rates to the provision (benefit) in the consolidated financial statements (in thousands):

	For the Year Ended April 30,
	2018	2017	2016
Federal income taxes expected at the statutory rate (a)	$5,355	$66,957	$50,783
State income taxes, less federal income tax benefit	1,460	5,310	4,349
Stock compensation	(322)	(3,092)	108
Business meals and entertainment	302	296	233
Domestic production activity deduction	(335)	(5,728)	(4,414)
Research and development tax credit	(426)	(453)	(215)
Change in uncertain tax positions	—	—	(91)
Other	(403)	162	382
Federal tax rate change on deferred taxes	(8,142)	—	—
Total income tax (benefit)/expense	$(2,511)	$63,452	$51,135
(a)	We had a blended statutory rate of 30.4% in fiscal 2018 because of Tax Reform and a statutory rate of 35% in fiscal 2017 and 2016, respectively.

Deferred tax assets (liabilities) related to temporary differences are the following (in thousands):

	For the Years Ended April 30,
	2018	2017
Non-current tax assets (liabilities):
Net operating loss carryforwards and tax credits	$3,372	$2,902
Inventories	6,204	9,325
Accrued expenses, including compensation	3,037	8,194
Environmental reserves	258	279
Product liability	353	515
Accrued promotions	1,061	4,193
Workers' compensation	485	796
Warranty reserve	1,843	2,114
Stock-based compensation	3,576	4,734
State bonus depreciation	1,117	1,049
Property taxes	(160)	(189)
Property, plant, and equipment	(18,434)	(30,017)
Intangible assets	(12,510)	(27,032)
Pension	218	179
Other	21	130
Less valuation allowance	(3,336)	(2,792)
Net deferred tax asset/(liability) — total	$(12,895)	$(25,620)

We had federal net operating loss carryforwards amounting to $216,000 as of April 30, 2018, which expire in fiscal 2020. We obtained $8.2 million in additional loss carryforwards through our acquisition of SWSS on July 20, 2009, the majority of which was utilized in fiscal 2010. Utilization of the remaining losses is limited by Section 382 of the Internal Revenue Code to $108,000 in fiscal 2018 and for each taxable year thereafter. It is possible that future substantial changes in our ownership could occur that could result in additional ownership changes pursuant to Section 382 of the Internal Revenue Code. If such an ownership change were to occur, there could be an annual limitation on the remaining tax loss carryforward.

There were $17.9 million and $17.1 million in state net operating loss carryforwards as of April 30, 2018 and 2017, respectively. The state net operating loss carryforwards will expire between April 30, 2025 and April 30, 2037. There were $3.1 million and $3.2 million of state tax credit carryforwards as of April 30, 2018 and 2017, respectively. The state tax credit carryforwards will expire between April 30, 2020 and April 30, 2026 or have no expiration date.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of April 30, 2018, valuation allowances of $921,000 and $2.4 million were provided on our deferred tax assets for those state net operating loss carryforwards, and state tax credits, respectively, that we do not anticipate using prior to their expiration. As of April 30, 2017, valuation allowances of $720,000 and $2.1 million were provided on our deferred tax assets for those state net operating loss carryforwards and state tax credits, respectively, that we do not anticipate using prior to their expiration. The increase in the valuation allowance on our deferred tax assets for state net operating losses and credits and other state deferred tax assets related mainly to Massachusetts Investment Tax Credits. No valuation allowances were provided on our deferred federal income tax assets as of April 30, 2018 or 2017, as we believe that it is more likely than not that all such assets will be realized. Recording a valuation allowance or reversing a valuation allowance could have an effect on our future results of operations and financial position.

On December 22, 2017, the U.S. federal government enacted comprehensive tax legislation with Tax Reform, which makes broad and complex changes to the U.S. tax code. Tax Reform significantly revises the corporate federal income tax by, among other things, lowering the corporate federal income tax rate, limiting various deductions, and repealing the domestic manufacturing deduction. We expect to see net benefits from the lower federal tax rate, although there are offsetting effects from other components of Tax Reform.

Tax Reform reduced the U.S. federal statutory income tax rate from 35% to 21% generally effective for tax years beginning on or after January 1, 2018. However, companies with fiscal years that include January 1, 2018 must use a blended rate. Our U.S. federal statutory tax rate will be 21.0% starting in fiscal 2019.

On December 22, 2017, the SEC issued Staff Accounting Bulletin 118, or SAB118, that provides additional guidance allowing companies to use a measurement period, similar to that used in business combinations, to account for the impacts of Tax Reform in their financial statements. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the Tax Reform is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. We have accounted for the impacts of Tax Reform to the extent a reasonable estimate could be made during the fiscal year ended April 30, 2018. We will continue to refine our estimates throughout the measurement period or until the accounting is complete.

We estimate the impact of Tax Reform, based on currently available information and interpretations of the law, to be a benefit of $8.7 million. The tax benefit is due to remeasurement of deferred tax assets and liabilities at lower enacted corporate federal tax rates, which did not have a cash impact in fiscal 2018. The actual impact of Tax Reform may differ from this estimate, possibly materially, because of, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and actions we may take as a result of Tax Reform.

The income tax provisions (benefit) represent effective tax rates of (14.3%) and 33.2% for the fiscal year ended April 30, 2018 and 2017, respectively. The tax benefit in fiscal 2018 was primarily caused by the effect of Tax Reform which resulted in the remeasurement of deferred tax assets and liabilities, as well as lower operating profit. Excluding the impact of Tax Reform and other discrete items, our effective tax rate for the fiscal year ended April 30, 2018 was 35.4%.

At April 30, 2018 and 2017, we did not have any gross tax-effected unrecognized tax benefits.

With limited exception, we are subject to U.S. federal, state, and local, or non-U.S. income tax audits by tax authorities for fiscal years subsequent to April 30, 2014.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Commitments and Contingencies

Litigation

We are a defendant in five product liability cases and are aware of 10 other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties. On May 23, 2018, we were named in an action related to the Parkland, Florida shooting, filed in the Circuit Court, Broward County, Florida, seeking a declaratory judgment that a Florida statute that provides firearm manufacturers and dealers immunity from liability when their legally manufactured and lawfully sold firearms are later used in criminal acts only applies to civil actions commenced by governmental agencies not private litigants.

We believe that the various allegations as described above are unfounded, and, in addition, that any accident and any results from them or any injuries were due to negligence or misuse of the firearm by the claimant or a third party.

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

For the fiscal years ended April 30, 2018, 2017, and 2016, we paid $473,000, $254,000, and $264,000, respectively, in defense and administrative costs relative to product liability and municipal litigation. In addition, we spent an aggregate of $129,000, $209,000, and $55,000, respectively, in those fiscal years in settlement fees related to product liability cases.

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

We recognize gains and expenses for changes in our product liability provisions and municipal litigation liabilities. In fiscal 2018, we recorded expense of $540,000; in fiscal 2017, we recorded a gain of $364,000; and in fiscal 2016, we recorded expense of $299,000.

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

We are also subject to numerous federal, state and local environmental laws and regulations concerning, among other things, emissions in the air, discharges to land, surface, subsurface strata and water and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other materials. These laws have required us to make significant expenditures of both a capital and expense nature. Several of the more significant federal laws applicable to our operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act.

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

As of April 30, 2018 and 2017, we recorded approximately $1.0 million and $730,000, respectively, of environmental reserve in non-current liabilities. We have calculated the net present value of the environmental reserve to be equal to the carrying value of the liability recorded on our books. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

When the available information is sufficient to estimate the amount of liability, that estimate has been used. When the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. We may not have insurance coverage for our environmental remediation costs. We have not recognized any gains from probable recoveries or other gain contingencies. The environmental reserve was calculated using undiscounted amounts based on environmental remediation reports obtained from independent third-parties.

Based on information known to us, we do not expect current environmental regulations or environmental proceedings and claims to have a material adverse effect on our consolidated financial position, results of operations, or cash flows. However, it is not possible to predict with certainty the impact on us of future environmental compliance requirements or the cost of resolving of future environmental health and safety proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under federal environmental laws is joint and several in nature, and environmental laws and regulations are subject to modification and changes in interpretation. There can be no assurance that additional or changing environmental regulation will not become more burdensome in the future and that any such development would not have a material adverse effect on our company.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contracts

Employment Agreements — We have employment, severance, and change of control agreements with certain officers and managers.

Other Agreements — We have distribution agreements with various third parties in the ordinary course of business.

Leases

In fiscal 2017, we announced a plan to establish a national logistics facility in Boone County, Missouri. We ultimately plan to rely on this logistics facility for substantially all of our product distribution. In fiscal 2018, we broke ground on our new 633,000 square foot facility, which is currently scheduled to be completed and operational in fiscal 2019. The building for our national logistics facility will be treated as a capital lease and will be recorded in construction in progress, offset by a capital lease payable throughout building construction and will have no impact on cash flow. The total cost of the building is estimated to be between $45.0 million and $50.0 million, of which we expect approximately $30.0 million to $35.0 million will be recorded as a right of use asset on our consolidated balance sheet when construction is complete. In addition, we expect to spend between $25.0 million and $30.0 million related to material handling equipment, information technology systems, and other capital projects in support of our national logistics facility. As of April 30, 2018, we have recorded $22.0 million in construction in progress, which is included in property, plant, and equipment in our consolidated balance sheet, for costs incurred by the builder relating to the purchase of land and costs related to the design and construction of the building, offset by a $22.0 million capital lease payable which is included in other non-current liabilities in our consolidated balance sheet.

The following summarizes our operating leases for office and/or manufacturing space:

Location of Lease	Expiration Date
Bentonville, Arkansas	September 25, 2018
Jacksonville, Florida	December 31, 2018
Columbia. Missouri	February 28, 2019
Shenzen, China	February 28, 2019
Columbia, Missouri	April 30, 2019
Scottsdale, Arizona	April 30, 2021
Wilsonville, Oregon	October 31, 2022
Columbia, Missouri	April 30, 2023
Deep River, Connecticut	May 4, 2024
Meridian, Idaho	November 30, 2027

We also lease machinery, photocopiers, and vehicles for our national sales force with various expiration dates.

As of April 30, 2018, the operating lease commitments were as follows (in thousands):

For the Year Ended April 30,	Amount
2019	$3,938
2020	2,864
2021	2,734
2022	2,409
2023	2,189
Thereafter	2,149
$16,283

Rent expense in the fiscal years ended April 30, 2018, 2017, and 2016 was $5.2 million, $4.4 million, and $4.1 million, respectively.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results in fiscal 2018 and 2017. In our opinion, all adjustments necessary to present fairly the information for such quarters have been reflected (in thousands, except per share data):

	For the Year Ended April 30, 2018
	First	Second	Third		Fourth	Full
	Quarter	Quarter	Quarter		Quarter	Year
Net sales	$129,021	$148,427	$157,376		$172,026	$606,850
Gross profit	40,632	50,799	46,917		57,404	195,752
Net (loss)/income	$(2,165)	$3,234	$11,395	(c)	$7,664	$20,128
Per common share (a)
Basic - total	$(0.04)	$0.06	$0.21		$0.14	$0.37
Diluted - total	$(0.04)	$0.06	$0.21		$0.14	$0.37

	For the Year Ended April 30, 2017
	First		Second	Third	Fourth	Full
	Quarter		Quarter	Quarter	Quarter	Year
Net sales	$206,951		$233,528	$233,523	$229,186	$903,188
Gross profit	87,569		97,605	99,311	90,787	375,272
Net income	$35,222	(b)	$32,483	$32,453	$27,696	$127,854
Per common share (a)
Basic - total	$0.63	(b)	$0.58	$0.58	$0.50	$2.29
Diluted - total	$0.62	(b)	$0.57	$0.57	$0.50	$2.25

(a)	Basic and diluted earnings per share may not equal the sum of the quarterly basic and diluted earnings per share due to rounding.
(b)

Our first quarter results for fiscal 2017 were restated as a result of adopting ASU 2016-09, Compensation – Stock Compensation, during the second quarter of fiscal 2017. As a result of this adoption, net income increased $2.6 million and net income per basic and diluted share increased $0.05 for the three months ended July 31, 2016.

(c)

Amount includes an income tax benefit of approximately $9.4 million, primarily caused by the effect of Tax Reform, which resulted in the remeasurement of deferred tax assets and liabilities at lower enacted corporate federal tax rates.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. Segment Reporting

We report our results of operations in two segments: (1) Firearms (which includes Firearms and Manufacturing Services divisions) and (2) Outdoor Products & Accessories (which includes Outdoor Products & Accessories and Electro-Optics divisions). Our two segments are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. The Firearms segment has been determined to be a single operating segment and reporting segment based on our reliance on production metrics such as gross margin per unit produced, units produced per day, incoming orders per day, and revenue produced by trade channel, all of which are particular to the Firearms segment. The Outdoor Products & Accessories segment represents two operating segments that have been aggregated into a reportable segment, which are evaluated by a measurement of incoming orders per day and sales and gross margin by customer and brand.

The Firearms segment includes our firearms, services, and other components, which we manufacture or provide at our facilities in Springfield, Massachusetts, Houlton, Maine, Meridian, Idaho, and Deep River, Connecticut and our firearm products, which we develop, assemble, and market in our Springfield, Massachusetts facility. The Outdoor Products & Accessories segment includes our accessories products, which we develop, source, market, and distribute at our facilities in Columbia, Missouri and Jacksonville, Florida and our electro-optics products, which we develop, market, and assemble in our Wilsonville, Oregon facility. We report operating costs based on the activities performed within each segment.

Segment assets are those directly used in or clearly allocable to a reportable segment’s operations. Assets by business segment are presented in the following table as of April 30, 2018 and 2017 (in thousands):

	As of April 30, 2018			As of April 30, 2017
	Firearms	Outdoor Products & Accessories	Total	Firearms	Outdoor Products & Accessories	Total
Total assets	$346,517	$398,543	$745,060	$393,341	$394,695	$788,036
Property, plant, and equipment, net	146,154	12,971	159,125	135,985	13,700	149,685
Intangibles, net	4,944	107,816	112,760	2,792	138,525	141,317
Goodwill	18,490	172,797	191,287	13,770	155,247	169,017

Results by business segment are presented in the following table for the years ended April 30, 2018, 2017, and 2016 (in thousands):

	For the Year Ended April 30, 2018 (a)
	Firearms		Outdoor Products & Accessories		Corporate	Intersegment Eliminations	Total
Revenue from external customers	$448,986		$157,864		$—	$—	$606,850
Intersegment revenue	3,807		13,816		—	(17,623)	—
Total net sales	452,793		171,680		—	(17,623)	606,850
Cost of sales	332,889	(b)	93,822		—	(15,613)	411,098
Gross margin	119,903		77,859		—	(2,010)	195,752
Operating income/(loss)	30,213		(5,508)	(c)	(44,128)	46,471	27,048
Income tax expense/(benefit) (d)	16,729		(8,059)		(11,181)	—	(2,511)

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended April 30, 2017 (a)
	Firearms	Outdoor Products & Accessories		Corporate	Intersegment Eliminations	Total
Revenue from external customers	$772,997	$130,191		$—	$—	$903,188
Intersegment revenue	3,643	10,530		—	(14,173)	—
Total net sales	776,640	140,721		—	(14,173)	903,188
Cost of sales	464,019	75,737	(e)	—	(11,840)	527,916
Gross margin	312,619	64,985		—	(2,332)	375,272
Operating income/(loss)	201,442	(3,949)	(f)	(47,787)	50,233	199,939
Income tax expense/(benefit)	77,585	(2,300)		(11,833)	—	63,452

	For the Year Ended April 30, 2016 (a)
	Firearms		Outdoor Products & Accessories		Corporate	Intersegment Eliminations	Total
Revenue from external customers	$652,065	(g)	$70,843	(g)	$—	$—	$722,908
Intersegment revenue	1,821		743		—	(2,564)	—
Total net sales	653,886		71,586		—	(2,564)	722,908
Cost of sales	394,118	(g)	37,536	(g)	—	(2,558)	429,096
Gross margin	259,767		34,051		—	(6)	293,812
Operating income/(loss)	153,728		3,511		(17,201)	18,605	158,643
Income tax expense/(benefit)	58,103		1,006		(7,974)	—	51,135

(a)

For the years ended April 30, 2018, 2017, and 2016, we allocated all of corporate overhead expenses except for interest and income taxes, such as general and administrative expenses and other corporate-level expenses, to both our Firearms and Outdoor Products & Accessories segments.

(b)	Amount includes $500,000 of additional cost of goods sold from the fair value inventory step-up related to our 2018 Acquisitions.
(c)	Amount includes $20.8 million of amortization of intangible assets identified as a result of our acquisitions.
(d)

Amounts include an income tax benefit of approximately $8.7 million, primarily caused by the effect of Tax Reform, which resulted in the remeasurement of deferred tax assets and liabilities at lower enacted corporate federal tax rates.

(e)	Amount includes $4.7 million of additional cost of goods sold from the fair value inventory step-up and backlog expense related to the 2017 Acquisitions.
(f)	Amount includes $18.4 million of amortization of intangible assets identified as a result of our acquisitions.
(g)

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

SCHEDULE II

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended April 30, 2018, 2017, and 2016

		Additions
		Charged to		Charged to
	Beginning	Costs and		Other				End of
	of Period	Expenses		Accounts		Deductions		Period
2018
Allowance for doubtful accounts	$598	$1,000		$401	(1)	$(175)		$1,824
Deferred tax valuation allowance	2,792	544		—		—		3,336
2017
Allowance for doubtful accounts	$680	$1,319		$108	(2)	$(1,509)	(3)	$598
Deferred tax valuation allowance	2,561	231		—		—		2,792
2016
Allowance for doubtful accounts	$722	$5	(4)	$—		$(47)		$680
Deferred tax valuation allowance	2,621	(60)		—		—		2,561

(1)	Increase in fiscal 2018 valuation accounts represents acquired balances related to the Gemtech acquisition.
(2)	Increase in fiscal 2017 valuation accounts represents acquired balances related to the 2017 Acquisitions.
(3)	Decrease in fiscal 2017 valuation accounts primarily represents a write-off of one of our customers’ accounts receivable balances.
(4)	Amount does not include $506,000 Charged to Costs and Expenses related to notes receivable.