Form 10-Q
period 2018-07-31
AMERICAN OUTDOOR BRANDS CORP
filed 2018-08-30
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

The registrant had 54,389,046 shares of common stock, par value $0.001, outstanding as of August 28, 2018.

AMERICAN OUTDOOR BRANDS CORPORATION

Quarterly Report on Form 10-Q

For the Three Months Ended July 31, 2018 and 2017

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 6. Exhibits	29
Signatures	31
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Smith & Wesson®, S&W®, M&P®, M&P Shield®, Performance Center®, Bodyguard®, Governor®, SW22 Victory®, T/C ®, America’s Master Gunmaker ®, Compass®, Contender®, Dimension®, Encore®, Triumph®, Weather Shield®, Caldwell®, Delta Series®, Wheeler®, Tipton®, Frankford Arsenal®, Lockdown®, BOG-POD®, Golden Rod®, Mag Charger®, Hooyman®, Schrade®, Old Timer®, Uncle Henry®, Imperial®, Non-Typical Wildlife Solutions®, Crimson Trace®, Lasergrips®, Laserguard®, Rail Master®, Shockstop®, Key Gear®, U-Dig-It®, Bubba Blade®, One Cut and You’re Through®, Gemtech®, G-Core®, Halo®, Integra®, World Class Silencers®, LiNQ®, Stinky Bubba®, and Turkinator™ are some of the registered U.S. trademarks of our company or one of our subsidiaries. American Outdoor Brands CorporationSM, M2.0™, SDVE™, Thompson/Center Arms™, Impact!™, Strike™, Venture™, Defender Series™, Instinctive Activation™, Master Series™, UST™, Blast Jacket™, One™, The Professional’s Choice for Decades™, and World Class Ammunition™ are some of the unregistered trademarks of our company or one of our subsidiaries. This report also may contain trademarks and trade names of other companies.

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding the impact, if any, of recently issued accounting standards on our consolidated financial statements; the expected performance of acquired businesses; our assessment of factors relating to the valuation of assets acquired and liabilities assumed in acquisitions, the timing for such evaluations, and the potential adjustment in such evaluations; assessments that we make about determining segments and reporting units; the features of our outstanding debt and our expectation that our interest rate swap will not have any material effect on our earnings or our consolidated financial statements within the next 12 months; estimated amortization expense of intangible assets for future periods; the potential for impairment charges; potential repurchases of our common stock; the outcome of the lawsuits to which we are subject and their effect on us; our belief that inventory levels, both internally and in the distribution channel, in excess of demand, may negatively impact future operating results; our belief that it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors, including seasonality, new product introductions, news events, political events,  and consumer tastes; our belief that inventory levels will continue to increase in the second quarter due to reduced manufacturing output as well as planned inventory build to reduce the risk of shipping complications at the time that our national logistics facility becomes operational; the impact of the Tax Cuts and Jobs Act, or Tax Reform, on our operating results, including our belief that Tax Reform will be a benefit to us and reduce our effective tax rate; the effects of acquisitions on our overall financial performance; our assessment of our acquisitions, including the quality and strength of their products; our assessment of consumer demand and factors that stimulate demand for our products; the effect on our business of various factors, including terrorism and the level of political pressures on firearm laws and regulations; future investments for capital expenditures; future products and product developments; the features, quality, and performance of our products; the success of particular product or marketing programs; our market share and factors that affect our market share; and liquidity and anticipated cash needs and availability. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q reflect our views as of the date of this Quarterly Report on Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements, including the demand for our products; the costs and ultimate conclusion of certain legal matters; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; the competitive environment; the supply, availability, and costs of raw materials and components; the potential for increased regulation of firearms and firearm-related products; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; the position of our hunting products in the consumer discretionary marketplace and distribution channel; our penetration rates in new and existing markets; our strategies; our ability to maintain and enhance brand recognition and reputation; risks associated with the establishment of our new 632,000 square foot national logistics facility including the timing of completion and the expected benefits; our ability to introduce new products; the success of new products; our ability to expand our markets; our ability to integrate acquired businesses in a successful manner; the general growth of our outdoor products and accessories business; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, filed with the SEC on June 20, 2018.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	July 31, 2018	April 30, 2018
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$25,238	$48,860
Accounts receivable, net of allowance for doubtful accounts of $1,774 on July 31, 2018 and $1,824 on April 30, 2018	41,504	56,676
Inventories	166,891	153,353
Prepaid expenses and other current assets	9,250	6,893
Income tax receivable	1,034	4,582
Total current assets	243,917	270,364
Property, plant, and equipment, net	172,788	159,125
Intangibles, net	107,454	112,760
Goodwill	191,203	191,287
Other assets	11,483	11,524
	$726,845	$745,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,622	$33,617
Accrued expenses	37,524	41,632
Accrued payroll and incentives	9,861	10,514
Accrued income taxes	857	513
Accrued profit sharing	1,537	1,283
Accrued warranty	6,167	6,823
Current portion of notes and loans payable	6,300	6,300
Total current liabilities	93,868	100,682
Deferred income taxes	11,349	12,895
Notes and loans payable, net of current portion	153,837	180,304
Capital lease payable, net of current portion	34,206	22,143
Other non-current liabilities	6,905	6,888
Total liabilities	300,165	322,912
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 72,550,428 shares issued and 54,383,566 shares outstanding on July 31, 2018 and 72,433,705 shares issued and 54,266,843 shares outstanding on April 30, 2018	73	72
Additional paid-in capital	255,189	253,616
Retained earnings	392,181	389,146
Accumulated other comprehensive income	1,612	1,689
Treasury stock, at cost (18,166,862 shares on July 31, 2018 and April 30, 2018)	(222,375)	(222,375)
Total stockholders’ equity	426,680	422,148
	$726,845	$745,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended July 31,
	2018	2017
	(In thousands, except per share data)
Net sales	$138,833	$129,021
Cost of sales	86,411	88,389
Gross profit	52,422	40,632
Operating expenses:
Research and development	2,810	2,786
Selling and marketing	11,615	11,718
General and administrative	24,521	29,328
Total operating expenses	38,946	43,832
Operating income/(loss)	13,476	(3,200)
Other (expense)/income, net:
Other (expense)/income, net	(18)	1,298
Interest expense, net	(2,001)	(2,391)
Total other (expense)/income, net	(2,019)	(1,093)
Income/(loss) from operations before income taxes	11,457	(4,293)
Income tax expense/(benefit)	3,812	(2,128)
Net income/(loss)	7,645	(2,165)
Comprehensive income/(loss):
Change in unrealized loss on interest rate swap	(104)	(119)
Other comprehensive loss, before income taxes	(104)	(119)
Income tax benefit on other comprehensive loss	27	40
Other comprehensive loss, net of tax	(77)	(79)
Comprehensive income/(loss):	$7,568	$(2,244)
Net income/(loss) per share:
Basic	$0.14	$(0.04)
Diluted	$0.14	$(0.04)
Weighted average number of common shares outstanding:
Basic	54,345	53,905
Diluted	54,931	53,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income/(Loss)	Shares	Amount	Equity
Balance at April 30, 2018	72,434	$72	$253,616	$389,146	$1,689	18,167	$(222,375)	$422,148
Proceeds from exercise of employee stock options	17	—	139	—	—	—	—	139
Stock-based compensation	—	—	1,990	—	—	—	—	1,990
Change in unrealized loss on interest rate swap, net of tax effect	—	—	—	—	(77)	—	—	(77)
Impact of adoption of accounting standard updates	—	—	—	(4,610)	—	—	—	(4,610)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	100	1	(556)	—	—	—	—	(555)
Net income	—	—	—	7,645	—	—	—	7,645
Balance at July 31, 2018	72,551	$73	$255,189	$392,181	$1,612	18,167	$(222,375)	$426,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended July 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$7,645	$(2,165)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,852	13,769
Loss on sale/disposition of assets	7	5
Provision for losses on notes and accounts receivable	55	227
Deferred income taxes	(1,520)	—
Change in fair value of contingent consideration	—	(1,300)
Stock-based compensation expense	1,990	1,888
Changes in operating assets and liabilities:
Accounts receivable	15,208	15,470
Inventories	(13,538)	(29,385)
Prepaid expenses and other current assets	(2,363)	(2,233)
Income taxes	3,892	(2,107)
Accounts payable	(3,921)	(12,752)
Accrued payroll and incentives	(653)	(12,051)
Accrued profit sharing	254	1,611
Accrued expenses	(8,568)	(5,520)
Accrued warranty	(656)	(42)
Other assets	(62)	(217)
Other non-current liabilities	17	310
Net cash provided by/(used in) operating activities	10,639	(34,492)
Cash flows from investing activities:
Payments to acquire patents and software	(190)	(97)
Proceeds from sale of property and equipment	1	—
Payments to acquire property and equipment	(6,919)	(4,691)
Net cash used in investing activities	(7,108)	(4,788)
Cash flows from financing activities:
Proceeds from loans and notes payable	—	25,000
Payments on capital lease obligation	(161)	(161)
Payments on notes and loans payable	(26,575)	(1,575)
Proceeds from exercise of options to acquire common stock	139	—
Payment of employee withholding tax related to restricted stock units	(556)	(2,161)
Net cash (used in)/provided by financing activities	(27,153)	21,103
Net decrease in cash and cash equivalents	(23,622)	(18,177)
Cash and cash equivalents, beginning of period	48,860	61,549
Cash and cash equivalents, end of period	$25,238	$43,372
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,220	$3,199
Income taxes	484	417

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Three Months Ended July 31,
	2018	2017
	(In thousands)
Purchases of property and equipment included in accounts payable	$4,332	$1,815
Purchases of property and equipment funded by capital lease	12,074	—
Capital lease obligation	12,074	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2018 and 2017

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

In our Firearms segment, we manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, bolt action rifles, and muzzleloaders), handcuffs, suppressors, and other firearm-related products for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our firearm products under the Smith & Wesson, M&P, Performance Center, Gemtech, and Thompson/Center Arms brands. We manufacture our firearm products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut. We perform research and development activities for our suppressors and accessories products at our facility in Meridian, Idaho. We also sell our manufacturing services to other businesses under our Smith & Wesson and Smith & Wesson Precision Components brands.

In our Outdoor Products & Accessories segment, we design, source, distribute, and manufacture reloading, gunsmithing, and gun cleaning supplies; high-quality stainless steel cutting tools and accessories; flashlights; tree saws and related trimming accessories; shooting supplies, rests, and other related accessories; fishing accessories; apparel; vault accessories; laser grips and laser sights; and a full range of products for survival and emergency preparedness. We sell our products under the Caldwell, Wheeler, Tipton, Frankford Arsenal, Smith & Wesson, M&P, Thompson/Center, Lockdown, Hooyman, BOG-POD, Golden Rod, Non-Typical Wildlife Solutions, Crimson Trace, Imperial, Schrade, Old Timer, Bubba Blade, UST, and KeyGear brands. We develop and market our outdoor products and accessories at our facilities in Columbia, Missouri; Wilsonville, Oregon; and Jacksonville, Florida.

During fiscal 2018, we acquired substantially all of the net assets of Gemini Technologies, Incorporated, or Gemtech, as well as Bubba Blade branded products and other assets from Fish Tales, LLC, in two separate transactions, which we refer to collectively as the 2018 Acquisitions. See Note 4 – Acquisitions below for more information regarding these transactions.

(2) Basis of Presentation:

Interim Financial Information – The condensed consolidated balance sheet as of July 31, 2018, the condensed consolidated statements of income and comprehensive income for the three months ended July 31, 2018 and 2017, the condensed consolidated statement of changes in stockholders’ equity for the three months ended July 31, 2018, and the condensed consolidated statements of cash flows for the three months ended July 31, 2018 and 2017 have been prepared by us without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at July 31, 2018 and for the periods presented, have been included. All intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2018 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018. The results of operations for the three months ended July 31, 2018 may not be indicative of the results that may be expected for the year ending April 30, 2019, or any other period.

Revenue Recognition - We recognize revenue in accordance with the provisions of Accounting Standard Update, Revenue from Contracts with Customers (Topic 606), which became effective for us on May 1, 2018. Generally all performance obligations are satisfied and revenue is recognized when the risks and rewards of ownership have transferred to the customer, which is generally upon shipment but could be delayed until the receipt of customer acceptance.

In some instances, sales include multiple performance obligations. The most common of these instances relates to sales promotion programs under which customers are entitled to receive free goods based upon their purchase of our products. The fulfillment of these free goods are our responsibility. In such instances, we allocate the revenue of the promotional sales based on the

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2018 and 2017

estimated level of participation in the sales promotional program and the timing of the shipment of all of the products included in the promotional program, including the free goods. Revenue is recognized proportionally as each performance obligation is satisfied, based on the relative transaction price of each product. The net change in contract liabilities for a given period is reported as an increase or decrease to sales.

Our product sales are generally sold free on board, or FOB, shipping point and provide payment terms to most commercial customers ranging from 20 to 90 days of product shipment with a discount available to some customers for early payment. For contracts with discounted terms, the transaction price is determined upon establishment of the contract that contains the final terms of the sale, including the description, quantity, and price of each product purchased. We estimate variable consideration relative to the amount of cash discounts to which customers are likely to be entitled. In some instances, we provide longer payment terms, particularly as it relates to our hunting dating programs, which represent payment terms due in the fall for certain orders of hunting products received in the spring and summer. We do not consider these extended terms to be a significant financing component of the contract because the payment terms are less than one year. In all cases, we consider our costs related to shipping and handling to be a cost of fulfilling the contract with the customer.

Recently Issued Accounting Standards – In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted the new standard on May 1, 2018 utilizing the modified retrospective approach. See Note 3 – Revenue Recognition and Contracts with Customers below for more information.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), or ASU 2016-02, which amends the existing guidance to require lessees to recognize lease assets and lease liabilities arising from operating leases in a classified balance sheet. The requirements of this ASU are effective for financial statements for annual periods beginning after December 15, 2018, and early adoption is permitted. We are in the process of implementing leasing software to assist us in the accounting and tracking of leases. Although we anticipate the effect of ASU 2016-02 will result in increasing our lease assets and lease liabilities on our condensed consolidated balance sheet, we are still evaluating the impact that it will have on our condensed consolidated financial statements. We plan to adopt ASU 2016-02 in our first quarter of fiscal 2020.

(3) Revenue Recognition and Contracts with Customers:

On May 1, 2018, we adopted ASU 2014-09 using the modified retrospective approach, and recorded a contract liability, included in accrued expenses in the condensed consolidated balance sheet, for outstanding performance obligations related to sales promotions. Under the modified retrospective approach, results for reporting periods after May 1, 2018 will be presented in accordance with ASU 2014-09, while prior period amounts will not be adjusted and will continue to be reported in accordance with the previous guidance, Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition. When evaluating our performance obligations, we disaggregate revenue based on major product lines which correlate with our reportable segments disclosed in Note 14 — Segment Reporting. Also, domestic sales account for 95% of our total net sales. There are no significant judgments or estimates used in the determination of performance obligations and the transaction price for the performance obligations are allocated on a pro-rata basis. There are no other contract costs that need to be considered based on the nature of our performance obligations.

The following table outlines adjustments we recorded to our condensed consolidated balance sheet as a result of the adoption of ASU 2014-09 (in thousands):

	Balance at April 30, 2018	Accounting Standard Adjustments	Opening Balance May 1, 2018
Accrued expenses	$41,632	$(17,176)	$24,456
Deferred revenue from contracts with customers	—	23,305	23,305
Deferred taxes	12,895	(1,519)	11,376
Retained earnings	389,146	(4,610)	384,536

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2018 and 2017

At April 30, 2018, we had accrued $17.2 million of sales promotions representing the cost of free goods earned but not yet shipped to our customers. On adoption of ASU 2014-09, we reversed this accrual and recorded deferred revenue of $23.3 million relating to these outstanding performance obligations, a deferred tax asset of $1.5 million, and a $4.6 million adjustment to reduce the opening balance of retained earnings at May 1, 2018. Deferred revenue is recorded in accrued expenses in the condensed consolidated balance sheet.

The following table outlines the impact of the adoption of ASU 2014-09 on revenue recognized during the three months ended July 31, 2018 (in thousands):

Outstanding performance obligations with customers as of May 1, 2018	$23,305
Revenue recognized	(13,998)
Revenue deferred	4,314
Outstanding performance obligations with customers as of July 31, 2018	$13,621

During the three months ended July 31, 2018, we recognized $14.0 million of revenue previously deferred as the performance obligation relating to sales promotions was satisfied. This recognition of revenue was partially offset by $4.3 million of additional deferred revenue for outstanding performance obligations relating to sales promotions that have not been satisfied, which was recorded to accrued expenses in the condensed consolidated balance sheet. This resulted in a $9.7 million net increase of revenue during the three months ended July 31, 2018. We estimate that revenue from the outstanding performance obligations as of July 31, 2018 will be recognized during fiscal 2019. As a result of the adoption of ASU 2014-09, gross margin was decreased by 0.9% and earnings per share was increased by $0.03.

(4) Acquisitions:

2018 Acquisitions

In August 2017, in two separate transactions, we acquired (1) substantially all of the net assets of Gemtech and (2) Bubba Blade branded products and other assets from Fish Tales, LLC. The aggregate purchase price for the two acquisitions was $23.1 million, subject to certain adjustments, for which we utilized a combination of cash on hand and borrowings under our revolving line of credit. In connection with the Gemtech acquisition, additional consideration of up to a maximum of $17.1 million may be paid contingent upon the cumulative three year sales volume of Gemtech products. The valuation of this contingent consideration liability was established in accordance with ASC 805 — Business Combinations. Based on current forecasted revenue, we believe it is unlikely that the acquired business will achieve the performance metrics. Therefore, as of July 31, 2018, the contingent liability was recorded at a fair value of $100,000 in non-current liabilities. Gemtech, based in Meridian, Idaho, is a provider of quality suppressors and accessories for the consumer, law enforcement, and military markets. Fish Tales, LLC, based in Oro Valley, Arizona, was a provider of premium sportsmen knives and tools for fishing and hunting, including the premium knife brand Bubba Blade. The valuations of the assets acquired and liabilities assumed in the 2018 Acquisitions are substantially complete.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2018 and 2017

The following table summarizes the estimated preliminary allocation of the purchase price for the 2018 Acquisitions (in thousands):

	2018 Acquisitions	Measurement
	(As Initially	Period	2018 Acquisitions
	Reported)	Adjustments	(As Adjusted)
Accounts receivable	$846	(86)	$760
Inventories	4,683	17	4,700
Other current assets	145	(56)	89
Property, plant, and equipment	506	13	519
Intangibles	6,400	—	6,400
Goodwill	11,846	90	11,936
Total assets acquired	24,426	(22)	24,404
Accounts payable	1,261	(25)	1,236
Accrued payroll	49	(1)	48
Other long term liabilities	100	(100)	—
Total liabilities assumed	1,410	(126)	1,284
	$23,016	104	$23,120

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

(5) Goodwill:

The changes in the carrying amount of goodwill for the three months ended July 31, 2018 by reporting segment are as follows:

		Outdoor Products &
	Firearms Segment	Accessories Segment	Total Goodwill
Balance as of April 30, 2018	$18,490	$172,797	$191,287
Adjustments	(84)	—	(84)
Balance as of July 31, 2018	$18,406	$172,797	$191,203

Refer to Note 14 — Segment Reporting below for more detail.

(6) Notes, Loans Payable, and Financing Arrangements:

Credit Facilities – On June 15, 2015, we and certain of our domestic subsidiaries entered into an unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan, of which $86.1 million remained outstanding as of July 31, 2018. The Revolving Line provides for availability for general corporate purposes, with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. On October 27, 2016, we entered into a second amendment to our Credit Agreement, or the Second Amendment, which, among other things, increased the Revolving Line to $350.0 million, increased the option to expand the credit commitment to an additional $150.0 million, and extended

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2018 and 2017

the maturity of the Revolving Line from June 15, 2020 to October 27, 2021. Other than the changes described in the Second Amendment, we otherwise remain subject to the terms of the Credit Agreement, as described below. We incurred $525,000 of debt issuance costs related to this amendment and have recorded these costs in notes and loans payable in the condensed consolidated balance sheet.

As of July 31, 2018, we had no borrowings outstanding on the Revolving Line. Had there been borrowings, they would have borne an interest rate of 5.00% per annum if we had selected the prime rate option and a range of 4.15% to 4.60% per annum if we had selected the LIBOR rate option. The Term Loan, which bears interest at a variable rate, requires principal payments of $6.3 million per annum plus interest, payable quarterly. Any remaining outstanding amount under the Term Loan on the maturity date of June 15, 2020 will be due in full.

We were required to obtain interest rate protection on the Term Loan covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement, which requires us to pay interest at a defined rate of 1.56% while receiving interest at a defined variable rate equal to the one-month LIBOR rate. This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan, which is subject to change based on changes in our consolidated leverage ratio. As of July 31, 2018, our interest rate on the Term Loan was 4.32%.

As of July 31, 2018, the interest rate swap was considered effective and had no effect on earnings. The fair value of the interest rate swap on July 31, 2018 was an asset of $2.0 million and was recorded in other assets on our condensed consolidated balance sheet. We do not expect the interest rate swap to have any material impact on earnings within the next 12 months.

2018 Senior Notes – During fiscal 2015, we issued an aggregate of $75.0 million of 5.000% Senior Notes due 2018, or the 2018 Senior Notes, to various institutional investors pursuant to the terms and conditions of an indenture and purchase agreements. The 2018 Senior Notes bear interest at a rate of 5.000% per annum payable on January 15 and July 15 of each year, beginning on January 15, 2015. We incurred $2.3 million of debt issuance costs related to the issuance of the 2018 Senior Notes. As discussed below, the 2018 Senior Notes were redeemed on March 8, 2018 with proceeds from the issuance of 5.000% Senior Notes due 2020, or the 2020 Senior Notes. As part of the redemption, in fiscal 2018, we wrote off $226,000 of debt issuance costs related to the 2018 Senior Notes.

2020 Senior Notes – On February 28, 2018, we issued an aggregate of $75.0 million of the 2020 Senior Notes to various institutional investors pursuant to the terms and conditions of an indenture, or the 2020 Senior Notes Indenture, and purchase agreements. The 2020 Senior Notes bear interest at a rate of 5.000% per annum payable on February 28 and August 28 of each year, beginning on August 28, 2018. We incurred $158,000 of debt issuance costs related to the issuance of the 2020 Senior Notes.

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

For the Three Months Ended July 31, 2018 and 2017

four consecutive published fiscal quarters prior to the date of the determination of such consolidated net income, and (ii) share repurchases over the life of the 2020 Senior Notes in an aggregate amount not to exceed $75.0 million.

The limitation on indebtedness in the 2020 Senior Notes Indenture is only applicable at such time that the consolidated coverage ratio (as set forth in the 2020 Senior Notes Indenture) for us and our restricted subsidiaries is less than 3.00 to 1.00. In general, as set forth in the 2020 Senior Notes Indenture, the consolidated coverage ratio is determined by comparing our prior four quarters’ consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) to our consolidated interest expense. The carrying value of our 2020 Senior Notes as of July 31, 2018 approximated the fair value in considering Level 2 inputs within the hierarchy.

The Credit Agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 2020 Senior Notes Indenture contains a financial covenant relating to times interest earned.

Letters of Credit – At July 31, 2018, we had outstanding letters of credit aggregating $1.0 million.

(7) Fair Value Measurement:

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $25.2 million and $48.9 million as of July 31, 2018 and April 30, 2018, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

The carrying value of our Term Loan approximated the fair value as of July 31, 2018, in considering Level 2 inputs within the hierarchy. The carrying value of our 2020 Senior Notes as of July 31, 2018 approximated the fair value in considering Level 2 inputs within the hierarchy as our 2020 Senior Notes are not frequently traded. The fair value of our interest rate swap was estimated by a third party using inputs that are observable or that can be corroborated by observable market data, such as interest rate yield curves, and, therefore, is classified within Level 2 of the valuation hierarchy. For more information regarding the interest rate swap, refer to Note 5 — Notes, Loans Payable, and Financing Arrangements.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2018 and 2017

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

In connection with our acquisition of substantially all the net assets of Ultimate Survival Technologies, Inc. in fiscal 2017, up to an additional $2.0 million may be paid by us over a period of two years, contingent upon the financial performance of the acquired business. The valuation of this contingent consideration liability was established in accordance with ASC 805 — Business Combinations. The initial fair value of this contingent consideration liability was $1.7 million. Based on the current forecasted revenue, during fiscal 2018, we recorded a $1.6 million reduction in the fair value of this contingent consideration liability because we do not expect that the acquired business will achieve the performance metrics. This reduction was recorded in other income on the condensed consolidated statements of income. As of July 31, 2018, the fair value of this contingent liability was $60,000, which was recorded as a non-current liability.

In connection with the Gemtech acquisition, up to a maximum of $17.1 million may be paid contingent upon the cumulative three year sales volume of the acquired business. The valuation of this contingent consideration liability was established in accordance with ASC 805 — Business Combinations. Based on current forecasted revenue, we believe it is unlikely that the acquired business will achieve the performance metrics. Therefore, as of July 31, 2018, the contingent liability was recorded at a fair value of $100,000 in non-current liabilities.

(8) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or net realizable value, as of July 31, 2018 and April 30, 2018 (in thousands):

	July 31, 2018	April 30, 2018
Finished goods	$107,916	$91,480
Finished parts	39,577	42,075
Work in process	6,107	7,657
Raw material	13,291	12,141
Total inventories	$166,891	$153,353

(9) Intangible Assets:

The following table presents a summary of intangible assets as of July 31, 2018 and April 30, 2018 (in thousands):

	July 31, 2018			April 30, 2018
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$92,360	$(30,719)	$61,641	$92,360	$(28,252)	$64,108
Developed technology	21,130	(9,461)	11,669	21,130	(8,178)	12,952
Patents, trademarks, and trade names	56,879	(23,840)	33,039	56,718	(22,099)	34,619
Backlog	1,150	(1,150)	—	1,150	(1,150)	—
	171,519	(65,170)	106,349	171,358	(59,679)	111,679
Patents in progress	879	—	879	855	—	855
Total definite-lived intangible assets	172,398	(65,170)	107,228	172,213	(59,679)	112,534
Indefinite-lived intangible assets	226	—	226	226	—	226
Total intangible assets	$172,624	$(65,170)	$107,454	$172,439	$(59,679)	$112,760

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2018 and 2017

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed technology, and five years for patents, trademarks, and trade names. Amortization expense, excluding amortization of deferred financing costs, amounted to $5.4 million and $5.7 million for the three months ended July 31, 2018 and 2017, respectively.

Estimated amortization expense of intangible assets for the remainder of fiscal 2019 and succeeding fiscal years is as follows:

Fiscal	Amount
2019	$16,449
2020	19,114
2021	16,506
2022	14,125
2023	11,762
Thereafter	28,393
Total	$106,349

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, we evaluate the fair value of the definite and indefinite-lived intangible assets to determine if an impairment charge is required. We performed our most recent annual impairment review as of February 1, 2018. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced below its carrying value during the three months ended July 31, 2018, and therefore intangible assets were not tested for impairment.

(10) Accrued Expenses:

The following table sets forth other accrued expenses as of July 31, 2018 and April 30, 2018 (in thousands):

	July 31, 2018	April 30, 2018
Accrued rebates and promotions	$17,073	$21,339
Accrued employee benefits	6,079	5,741
Accrued professional fees	2,629	2,332
Accrued distributor incentives	2,080	1,502
Interest payable	1,707	930
Accrued taxes other than income	1,529	3,933
Accrued commissions	1,559	1,342
Current portion of capital lease obligation	288	431
Accrued other	4,580	4,082
Total accrued expenses	$37,524	$41,632

(11) Stockholders’ Equity:

Treasury Stock

During fiscal 2017, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until March 28, 2019. As of July 31, 2018, there were no share repurchases under this stock repurchase program.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2018 and 2017

Earnings per Share

The following table provides a reconciliation of the net income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings/(loss) per share for the three months ended July 31, 2018 and 2017 (in thousands, except per share data):

	For the Three Months Ended July 31,
	2018			2017
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$7,645	54,345	$0.14	$(2,165)	53,905	$(0.04)
Effect of dilutive stock awards	—	586	—	—	—	—
Diluted earnings	$7,645	54,931	$0.14	$(2,165)	53,905	$(0.04)

All of our outstanding stock options and restricted stock units, or RSUs, were included in the computation of diluted earnings per share for the three months ended July 31, 2018 and 2017.

Incentive Stock and Employee Stock Purchase Plans

We have two stock incentive plans: the 2004 Incentive Stock Plan and the 2013 Incentive Stock Plan. New grants under the 2004 Incentive Stock Plan have not been made since the approval of the 2013 Incentive Stock Plan at our September 23, 2013 annual meeting of stockholders. All new grants covering all participants are issued under the 2013 Incentive Stock Plan. Except in specific circumstances, grants vest over a period of three or four years and stock options are exercisable for a period of 10 years from the date of grant. The plan also permits the grant of awards to non-employees, which our board of directors has authorized in the past.

The number of shares and weighted average exercise prices of stock options for the three months ended July 31, 2018 and 2017 were as follows:

	For the Three Months Ended July 31,
	2018		2017
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	316,160	$6.69	335,160	$6.58
Exercised during the period	(17,399)	7.98	—	—
Options outstanding, end of period	298,761	$6.61	335,160	$6.58
Weighted average remaining contractual life	2.86 years		3.76 years
Options exercisable, end of period	298,761	$6.61	335,160	$6.58
Weighted average remaining contractual life	2.86 years		3.76 years

The aggregate intrinsic value of outstanding and exercisable stock options as of July 31, 2018 and 2017 was $853,000 and $4.7 million, respectively. The aggregate intrinsic value of the stock options exercised for the three months ended July 31, 2018 was $76,000. There were no stock options exercised for the three months ended July 31, 2017. At July 31, 2018, there were no unrecognized compensation costs of outstanding stock options.

We have an Employee Stock Purchase Plan, or ESPP, in which each participant is granted an option to purchase our common stock on each subsequent exercise date during the offering period (as such terms are defined in the ESPP) in accordance with the terms of the ESPP.

The total stock-based compensation expense, including stock options, purchases under our ESPP, RSUs, and performance-based RSUs, or PSUs, was $2.0 million and $1.9 million for the three months ended July 31, 2018 and 2017, respectively. Stock-based

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2018 and 2017

compensation expense is included in cost of sales, sales and marketing, research and development, and general and administrative expenses.

We grant service-based RSUs to employees and directors. The awards are made at no cost to the recipient. An RSU represents the right to receive one share of our common stock and does not carry voting or dividend rights. Except in specific circumstances, RSU grants to employees vest over a period of four years with one-fourth of the units vesting on each anniversary of the grant date. The aggregate fair value of our RSU grants is amortized to compensation expense over the vesting period.

We grant PSUs to our executive officers and certain management employees who are not executive officers. The PSUs vest, and the fair value of such PSUs will be recognized, over the corresponding three-year performance period.

During the three months ended July 31, 2018, we granted an aggregate of 140,771 service-based RSUs to non-executive officer employees. Compensation expense recognized related to grants of RSUs and PSUs was $1.8 million for the three months ended July 31, 2018. During the three months ended July 31, 2018, we cancelled 112,000 PSUs as a result of the performance metric not being met and 6,180 service-based RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the three months ended July 31, 2018, we delivered common stock to our employees, including our executive officers, with a total market value of $1.7 million.

During the three months ended July 31, 2017, we granted an aggregate of 164,180 service-based RSUs to non-executive officer employees. In addition, in connection with a 2014 grant of 105,500 PSUs (i.e., the target amount granted), which achieved 115.2% of the targeted award, or the maximum award possible, we vested and delivered awards totaling 121,504 shares to certain of our executive officers. Compensation expense recognized related to grants of RSUs and PSUs was $1.7 million for the three months ended July 31, 2017. We delivered common stock to our employees, including our executive officers, during the three months ended July 31, 2017 under vested RSUs and PSUs with a total market value of $1.7 million.

A summary of activity for unvested RSUs and PSUs for the three months ended July 31, 2018 and 2017 is as follows:

	For the Three Months Ended July 31,
	2018		2017
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	1,442,316	$17.80	1,428,848	$18.46
Awarded	140,771	12.35	180,184	23.57
Vested	(146,523)	18.78	(247,491)	16.94
Forfeited	(118,180)	15.53	(92,902)	12.71
RSUs and PSUs outstanding, end of period	1,318,384	$17.31	1,268,639	$19.91

As of July 31, 2018, there was $9.3 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.8 years.

(12) Income Taxes:

Income tax provisions for interim periods are based on estimated effective annual income tax rates and include federal and state income taxes.

On December 22, 2017, the U.S. federal government enacted comprehensive tax legislation with the Tax Cuts and Jobs Act, or Tax Reform, which makes broad and complex changes to the U.S. tax code. Tax Reform significantly revised the corporate federal income tax by, among other things, lowering the corporate federal income tax rate, limiting various deductions, and repealing the domestic manufacturing deduction. We expect to see net benefits from the lower federal tax rate, although there are offsetting effects from other components of Tax Reform.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2018 and 2017

Tax Reform reduced the U.S. federal statutory income tax rate from 35% to 21% generally effective for tax years beginning on or after January 1, 2018. Our U.S. federal statutory tax rate will be 21.0% in fiscal 2019.

On December 22, 2017, the SEC issued Staff Accounting Bulletin 118, or SAB118, that provides additional guidance allowing companies to use a measurement period, similar to that used in business combinations, to account for the impacts of Tax Reform in their financial statements. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the Tax Reform is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. We have accounted for the impacts of Tax Reform to the extent a reasonable estimate could be made during the fiscal year ended April 30, 2019. We will continue to refine our estimates throughout the measurement period or until the accounting is complete.

We estimated the impact of Tax Reform, based on currently available information and interpretations of the law, to be a benefit to us of $8.7 million, which was included in our fiscal 2018 tax benefit. The majority of the tax benefit is due to remeasurement of deferred tax assets and liabilities at lower enacted corporate federal tax rates, which did not have a cash impact on fiscal 2018. The actual impact of Tax Reform may differ from this estimate, possibly materially, because of, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and actions we may take as a result of Tax Reform.

The income tax provisions represented effective tax rates of 33.3% and 49.6% for the three months ended July 31, 2018 and 2017, respectively.

(13) Commitments and Contingencies:

Litigation

In January 2018, Gemini Technologies, Incorporated, or Gemini, commenced an action against us and Smith & Wesson Corp. in the United States District Court for the District of Idaho, or District Court.  The complaint alleges, among other things, that the defendants breached the earn-out and other provisions of the Asset Purchase Agreement and ancillary agreements between the parties in connection with Smith & Wesson Corp.’s acquisition of the Gemtech business from Gemini.  The complaint seeks a declaratory judgment interpreting various terms of the Asset Purchase Agreement and damages in the sum of $18.6 million. In May 2018, the District Court dismissed the complaint on the grounds of forum non conveniens. In June 2018, Gemini appealed the decision dismissing its complaint to the United States Court of Appeals for the Ninth Circuit. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action.

We are a defendant in seven product liability cases and are aware of seven other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. In January 2018, the trial court granted defendants’ Motion for Judgement on the Pleadings, dismissing the case in its entirety. In February 2018, plaintiffs appealed the dismissal to the Indiana Court of Appeals. In May 2018, we were named in an action related to the Parkland, Florida shooting, filed in the Circuit Court, Broward County, Florida, seeking a declaratory judgement that a Florida statute that provides firearm manufacturers and dealers immunity from liability when their legally manufactured and lawfully sold firearms are later used in criminal acts only applies to civil actions commenced by governmental agencies not private litigants. In August 2018, we moved to dismiss the complaint on the grounds that it seeks an impermissible advisory opinion.

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

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2018 and 2017

We are vigorously defending ourselves in the lawsuits to which we are subject. An unfavorable outcome or prolonged litigation could harm our business. Litigation of this nature also is expensive, time consuming, and diverts the time and attention of our management.

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

Leases

In fiscal 2017, we announced a plan to establish a national logistics facility in Boone County, Missouri. We ultimately plan to rely on this logistics facility for substantially all of our product distribution. In fiscal 2018, we broke ground on our new 633,000 square foot facility, which is currently scheduled to be completed and operational in fiscal 2019. The building for our national logistics facility will be treated as a capital lease and will be recorded in construction in progress, offset by a capital lease payable throughout building construction and will have no impact on cash flow. The total cost of the building is estimated to be between $45.0 million and $50.0 million, of which we expect approximately $30.0 million to $35.0 million will be recorded as a right of use asset on our condensed consolidated balance sheet when construction is complete. In addition, we expect to spend between $25.0 million and $30.0 million related to material handling equipment, information technology systems, and other capital projects in support of our national logistics facility. As of July 31, 2018, we have recorded $34.0 million in construction in progress, which is included in property, plant, and equipment in our condensed consolidated balance sheet, for costs incurred by the builder relating to the purchase of land and costs related to the design and construction of the building, offset by a $34.0 million capital lease payable which is included in capital lease payable, net of current portion, in our condensed consolidated balance sheet.

(14) Segment Reporting:

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

The Firearms segment includes our firearms, services, and other components, which we manufacture or provide at our facilities in Springfield, Massachusetts; Houlton, Maine; Meridian, Idaho; and Deep River, Connecticut, and our firearm products, which we develop, assemble, and market in our Springfield, Massachusetts facility. The Outdoor Products & Accessories segment includes our accessories products, which we develop, source, market, and distribute at our facilities in Columbia, Missouri and Jacksonville, Florida, and our electro-optics products, which we develop, market, and assemble in our Wilsonville, Oregon facility.  We report operating costs based on the activities performed within each segment.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2018 and 2017

Segment assets are those directly used in or clearly allocable to a reportable segment’s operations. Assets by business segment are presented in the following table as of July 31, 2018 and April 30, 2018 (in thousands):

	As of July 31, 2018			As of April 30, 2018
	Firearms	Outdoor Products & Accessories	Total	Firearms	Outdoor Products & Accessories	Total
Total assets	$330,352	$396,493	$726,845	$346,517	$398,543	$745,060
Property, plant, and equipment, net	159,669	13,119	172,788	146,154	12,971	159,125
Intangibles, net	4,898	102,556	107,454	4,944	107,816	112,760
Goodwill	18,406	172,797	191,203	18,490	172,797	191,287

Results by business segment are presented in the following tables for the three months ended July 31, 2018 and 2017 (in thousands):

	For the Three Months Ended July 31, 2018 (a)
	Firearms	Outdoor Products & Accessories	Corporate	Intersegment Eliminations	Total
Revenue from external customers	$104,474	$34,359	$—	$—	$138,833
Intersegment revenue	784	2,897	—	(3,681)	—
Total net sales	105,258	37,256	—	(3,681)	138,833
Cost of sales	70,465	20,374	—	(4,428)	86,411
Gross margin	34,793	16,882	—	747	52,422
Operating income/(loss)	14,091	(2,418)	(10,552)	12,355	13,476
Income tax expense/(benefit)	4,124	(426)	114	—	3,812

	For the Three Months Ended July 31, 2017 (a)
	Firearms	Outdoor Products & Accessories	Corporate	Intersegment Eliminations	Total
Revenue from external customers	$98,357	$30,664	$—	$—	$129,021
Intersegment revenue	1,081	1,871	—	(2,952)	—
Total net sales	99,438	32,535	—	(2,952)	129,021
Cost of sales	72,757	18,432	—	(2,800)	88,389
Gross margin	26,681	14,103	—	(152)	40,632
Operating income/(loss)	668	(4,893)	(11,770)	12,795	(3,200)
Income tax expense/(benefit)	2,395	(1,636)	(2,887)	—	(2,128)

(a)

We allocate all of corporate overhead expenses except for interest and income taxes, such as general and administrative expenses and other corporate-level expenses, to both our Firearms and Outdoor Products & Accessories segments.

(15) Subsequent Events:

In August 2018, we announced a plan to transition our Ultimate Survival Technologies, LLC, or UST, business and operations into our Columbia, Missouri facility. That plan includes (i) closing our Jacksonville, Florida facility as part of our previously announced strategy to consolidate warehousing and logistics operations into the national logistics facility that we are constructing in Missouri and (ii) relocating our Jacksonville-based UST sales, marketing, and research and development activities to Columbia, Missouri. In connection with the integration, we expect to incur restructuring charges of approximately $1.5 million to $2.5 million relating to tangible asset impairment, severance, retention, and relocation beginning in our second quarter of fiscal 2019 and concluding in our first quarter of fiscal 2020, with cash outlays primarily being incurred in our first quarter of fiscal 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018 and our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. This section sets forth key objectives and performance indicators used by us as well as key industry data tracked by us.

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

First Quarter Fiscal 2019 Highlights

Our operating results for the three months ended July 31, 2018 included the following:

•	Company net sales were $138.8 million, an increase of $9.8 million, or 7.6%, from the comparable quarter last year.
•	Firearms segment gross sales were $105.3 million, which included $784,000 of intersegment revenue, an increase of $5.9 million, or 5.9%, from the comparable quarter last year.
•

Outdoor Products & Accessories segment gross sales were $37.3 million, which included $2.9 million of intersegment revenue, an increase of $4.7 million, or 14.5%, from the comparable quarter last year. Inorganic gross sales totaled $1.2 million, or 3.2%, of gross sales for this segment for the three months ended July 31, 2018. Organic gross sales in this segment grew 10.7%.

•	Company gross margin was 37.8%, an increase of 6.3% from the comparable quarter last year.
•	Company net income was $7.6 million, or $0.14 per diluted share, compared with a net loss of $2.2 million, or ($0.04) per diluted share, for the comparable quarter last year.

Results of Operations

Net Sales

The following table sets forth certain information regarding net sales for the three months ended July 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Handguns	$75,456	$74,234	$1,222	1.6%
Long Guns	21,512	15,859	5,653	35.6%
Other Products & Services	7,506	8,264	(758)	-9.2%
Firearms Segment	104,474	98,357	6,117	6.2%
Outdoor Products & Accessories Segment	34,359	30,664	3,695	12.0%
Total Net Sales	$138,833	$129,021	$9,812	7.6%

Company net sales for the three months ended July 31, 2018 were $138.8 million, an increase of $9.8 million, or 7.6%, over net sales of $129.0 million for the three months ended July 31, 2017. Net sales for our Firearms segment for the three months ended July 31, 2018 increased 6.2% over the comparable quarter last year partially due to a change in accounting standards that impacted the timing of revenue recognition when shipping promotional products.  Had this new standard been in place during the three months ended July 31, 2017, we would have reported net sales for our Firearms segment of $105.7 million, or $7.4 million of additional revenue, for the first quarter of fiscal 2018.  Therefore, absent the change in accounting standards, net sales for our Firearms segment of $104.5 million was relatively flat when compared to $105.7 million in spite of a $10.6 million reduction in promotional consumer rebates, which increased our average selling price in the current quarter. Notwithstanding the increase in net sales, actual unit shipments into the consumer channel for certain of our handgun products decreased from the comparable quarter last year as customer orders softened, likely as a result of reduced political pressures on firearm laws and regulations (as indicated by a 10.1% reduction in total adjusted background checks reported in the National Instant Criminal Background Check System). Our handgun product revenue increased $1.2 million, or 1.6%, over the comparable quarter last year primarily as a result of lower consumer rebates on our polymer pistols and the recognition of deferred revenue on shipments of promotional products, partially offset by lower shipments of concealed carry M&P branded polymer pistols and Performance Center branded polymer pistols. Revenue for our long guns increased $5.7 million, or 35.6%, over the comparable quarter last year primarily as a result of higher demand for modern sporting rifles. New products, defined as any new SKU not shipped in the comparable quarter last year, represented 28.5% of firearm revenue for the three months ended July 31, 2018 and included our new concealed carry M&P branded polymer pistol and many other product line extensions for our M&P and Thompson/Center Arms branded products. The reduction in the number of units sold negatively impacted firearm revenue by 13.7%.

As expected, our inventory levels increased during the three months ended July 31, 2018 as a result of the preparation for the fall hunting and holiday seasons and a planned inventory build to reduce the risk of shipping complications at the time that our national logistics facility in Boone County, Missouri becomes operational. While inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results, it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors, including seasonality, new product introductions, news events, political events, and consumer tastes.

Net sales for our Outdoor Products & Accessories segment for the three months ended July 31, 2018 increased 12.0% over the comparable quarter last year. Organic revenue in this segment increased $2.5 million, or 8.1%, over the comparable quarter last year primarily because of lower promotional activity and product mix. During the three months ended July 31, 2018, inorganic net sales totaled $1.2 million, which represented 3.5% of net sales for this segment. Net sales for our Outdoor Products & Accessories segment was 24.7% of total company net sales compared with 23.8% in the comparable quarter last year.

The following table sets forth certain information regarding trade channel net sales for the three months ended July 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Sporting Goods Distribution Channel	$122,451	$109,064	$13,387	12.3%
Professional Channel	12,720	15,139	(2,419)	-16.0%
Other Products & Services	3,662	4,818	(1,156)	-24.0%
Total Net Sales	$138,833	$129,021	$9,812	7.6%

We include domestic handgun, long gun, and parts revenue as well as revenue from Outdoor Products & Accessories in our sporting goods distribution channel. We include international and law enforcement handgun, long gun, and handcuff revenue in our professional channel, and we include specialty services and plastic injection molding revenue in other products and services.

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended July 31, 2018 and 2017 (units in thousands):

Total Units Shipped	2018	2017	# Change	% Change
Handguns	237	306	(69)	-22.5%
Long Guns	66	51	15	29.4%

Sporting Goods Distribution Channel Units Shipped	2018	2017	# Change	% Change
Handguns	214	274	(60)	-21.9%
Long Guns	62	45	17	37.8%

Professional Channel Units Shipped	2018	2017	# Change	% Change
Handguns	23	32	(9)	-28.1%
Long Guns	4	6	(2)	-33.3%

Notwithstanding an increase in revenue for handguns over the comparable quarter last year, total unit shipments for handguns declined because of lower consumer rebates that increased our average selling price as well as the recognition of deferred revenue on shipments of promotional products. Total unit shipments and revenue for long guns increased primarily as a result of increased demand for modern sporting rifles.

Cost of Sales and Gross Profit

The following tables set forth certain information regarding cost of sales and gross profit for the three months ended July 31, 2018 and 2017 (dollars in thousands):

Total Company	2018	2017	$ Change	% Change
Cost of sales	$86,411	$88,389	$(1,978)	-2.2%
Gross profit	$52,422	$40,632	$11,790	29.0%
% of net sales (gross margin)	37.8%	31.5%

Firearms Segment	2018	2017	$ Change	% Change
Cost of sales	$67,901	$71,456	$(3,555)	-5.0%
Gross profit	$36,573	$26,901	$9,672	36.0%
% of net sales (gross margin)	35.0%	27.4%

Outdoor Products & Accessories Segment	2018	2017	$ Change	% Change
Cost of sales	$18,510	$16,933	$1,577	9.3%
Gross profit	$15,849	$13,731	$2,118	15.4%
% of net sales (gross margin)	46.1%	44.8%

Gross margin for the three months ended July 31, 2018 for our Firearms segment increased by 7.6% over the comparable quarter last year, primarily because of a combination of lower promotional product discounts, consumer rebates, and favorable manufacturing spending, which favorably impacted Firearms gross margin by 18.5%. The favorable impacts to Firearms gross margin were partially offset by decreased production volumes and unfavorable manufacturing fixed cost absorption, which negatively impacted Firearms gross margin by 9.2%.

Gross margin for the three months ended July 31, 2018 for our Outdoor Products & Accessories segment increased 1.3% over the comparable quarter last year primarily because of a change in product mix and lower promotional activity. Our Outdoor Products & Accessories segment favorably impacted total company gross margin by 2.8% for the three months ended July 31, 2018.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended July 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Research and development	$2,810	$2,786	$24	0.9%
Selling and marketing	11,615	11,718	(103)	-0.9%
General and administrative	24,521	29,328	(4,807)	-16.4%
Total operating expenses	$38,946	$43,832	$(4,886)	-11.1%
% of net sales	28.1%	34.0%

Operating expenses decreased $4.8 million from the comparable quarter last year. General and administrative expenses decreased as a result of a $1.5 million decrease in professional fees, $1.3 million of reduced compensation related expenses, and a $950,000 lower donation to the National Rifle Association, partially because of the timing of payments.

Operating Income/(Loss)

The following table sets forth certain information regarding operating income/(loss) for the three months ended July 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Operating income/(loss)	$13,476	$(3,200)	$16,676	-521.1%
% of net sales (operating margin)	9.7%	-2.5%

Operating income for the three months ended July 31, 2018 was $13.5 million, an increase of $16.7 million over the comparable quarter last year, primarily because of a combination of lower promotional product discounts, consumer rebates, favorable manufacturing spending, a decrease in professional fees, and reduced compensation related expenses, partially offset by decreased production volumes and unfavorable manufacturing fixed cost absorption.

Other Income/(Expense)

The following table sets forth certain information regarding operating income/(expense) for the three months ended July 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Other income/(expense)	$(18)	$1,298	$(1,316)	N/A

Other income/(expense) decreased from the comparable quarter last year as a result of a $1.3 million adjustment in the contingent consideration liability in connection with the acquisition of Ultimate Survival Technologies, Inc. in fiscal 2017.

Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended July 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Interest expense	$(2,001)	$(2,391)	$390	-16.3%

Interest expense decreased by $390,000 from the comparable quarter last year as a result of lower overall outstanding debt during the three months ended July 31, 2018.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended July 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Income tax (benefit)/expense	$3,812	$(2,128)	$5,940	-279.1%
% of income from operations (effective tax rate)	33.3%	49.6%		-16.3%

The effective tax rates were 33.3% and 49.6% for the three months ended July 31, 2018 and 2017, respectively. The decrease in the effective tax rate from the comparable quarter last year is primarily because of the effects of the Tax Cuts and Job Act of 2017 which reduced the U.S. federal statutory income tax rate from 35% to 21% effective January 1, 2018, offset by the tax effect of stock compensation that is treated as a discrete item.

Net Income/(Loss)

The following table sets forth certain information regarding net income/(loss) and the related per share data for the three months ended July 31, 2018 and 2017 (dollars in thousands, except per share data):

	2018	2017	$ Change	% Change
Net income/(loss)	$7,645	$(2,165)	$9,810	-453.1%
Net income/(loss) per share
Basic	$0.14	$(0.04)	$0.18	-450.0%
Diluted	$0.14	$(0.04)	$0.18	-450.0%

Net income was $7.6 million for the three months ended July 31, 2018 compared with a net loss of $2.2 million in the comparable quarter last year, primarily resulting from increased revenue resulting from lower promotional product discounts, consumer rebates, the favorable impacts on gross margin, and the reduced operating expenses, discussed above. This was offset by decreased production volumes and unfavorable manufacturing fixed cost absorption, discussed above.

Liquidity and Capital Resources

Our principal cash requirements are to (1) finance the growth of our operations, including working capital and capital expenditures, (2) service our existing debt, and (3) fund any potential acquisitions. Capital expenditures for material handling equipment and other capital projects to support our national logistics facility, various information technology projects, and tooling for new product offerings represent important cash needs for the remainder of fiscal 2019.

The following table sets forth certain cash flow information for the three months ended July 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Operating activities	$10,639	$(34,492)	$45,131	-130.8%
Investing activities	(7,108)	(4,788)	2,320	48.5%
Financing activities	(27,153)	21,103	48,256	-228.7%
Total cash flow	$(23,622)	$(18,177)	$95,707	526.5%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

Cash provided by operating activities was $10.6 million for the three months ended July 31, 2018 compared with a cash usage of $34.5 million for the three months ended July 31, 2017. Cash provided by operating activities for the three months ended July 31, 2018 was impacted by net income before depreciation and amortization of $20.5 million and $15.2 million of decreased accounts receivable due to the timing of customer payments. Cash generated by operating activities was partially offset by $13.5 million of increased inventory because of a build in inventory that is typical during the slow summer months, $8.6 million reduction in accrued expenses because of decreased promotional product discounts and consumer rebate accruals, and $3.9 million of reduced accounts payable because of the timing of payments. We anticipate that inventory levels may continue to increase due to a planned inventory build to reduce the risk of potential shipping complications that may arise when our national logistics facility becomes operational.

Investing Activities

Cash used in investing activities decreased $2.3 million for the three months ended July 31, 2018 compared with the comparable quarter last year. We recorded capital expenditures of $6.9 million during the three months ended July 31, 2018, $2.2 million lower than the prior year comparable period. Excluding spending related to our national logistics facility, we currently expect to spend approximately $20.0 million to $25.0 million on capital expenditures in fiscal 2019. Including spending related to our national logistics facility, we currently expect to spend between $45.0 million to $50.0 million, an increase of $26.5 million to $31.5 million, respectively, over the $18.5 million spent in fiscal 2018. The building for our national logistics facility will be treated as a capital lease and will be recorded in construction in progress, offset by a capital lease payable throughout building construction and will have no impact on cash flow. As of July 31, 2018, we have recorded $34.0 million in construction in progress, which is included in property, plant, and equipment in our condensed consolidated balance sheet, for costs incurred by the builder relating to the purchase of land and costs related to the design and construction of the building, offset by a $22.0 million capital lease payable, which is included in capital lease payable, net of current portion, in our condensed consolidated balance sheet. The total cost of the building is estimated to be between $45.0 million and $50.0 million, of which we expect approximately $30.0 million to $35.0 million will be recorded as a right of use asset on our condensed consolidated balance sheet when construction is complete. In addition, we expect to spend between $25.0 million and $30.0 million related to material handling equipment, information technology systems, and other capital projects in support of our national logistics facility.

Financing Activities

Cash used in financing activities was $27.2 million for the three months ended July 31, 2018 compared with cash provided by financing activities of $21.1 million for the three months ended July 31, 2017. Cash provided by financing activities during the three months ended July 31, 2018 was primarily a result of $25.0 million of payments on our revolving line of credit and principal payments on our Term Loan.

Credit Facilities – On June 15, 2015, we and certain of our domestic subsidiaries entered into an unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan, of which $86.1 million remains outstanding as of July 31, 2018. The Revolving Line provides for availability for general corporate purposes, with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. On October 27, 2016, we entered into a second amendment to our Credit Agreement, or the Second Amendment, which, among other things, increased the Revolving Line to $350.0 million, increased the option to expand the credit commitment to an additional $150.0 million, and extended the maturity of the Revolving Line from June 15, 2020 to October 27, 2021. Other than the changes described in the Second Amendment, we otherwise remain subject to the terms of the Credit Agreement, as described below. We incurred $525,000 of debt issuance costs related to this amendment and have recorded these costs in notes and loans payable in the condensed consolidated balance sheet.

We were required to obtain interest rate protection on the Term Loan covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement, which requires us to pay interest at a defined rate of 1.56% while receiving interest at a defined variable rate equal to the one-month LIBOR rate. This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan, which is subject to change based on changes in our consolidated leverage ratio. As of July 31, 2018, our interest rate on the Term Loan was 4.32%.

As of July 31, 2018, the interest rate swap was considered effective and had no effect on earnings. The fair value of the interest rate swap on July 31, 2018 was an asset of $2.0 million and was recorded in other assets on our condensed consolidated balance sheet. We do not expect the interest rate swap to have any material impact on earnings within the next 12 months.

2018 Senior Notes - During fiscal 2015, we issued an aggregate of $75.0 million of 5.000% Senior Notes due 2018, or the 2018 Senior Notes, to various institutional investors pursuant to the terms and conditions of an indenture and purchase agreements. The 2018 Senior Notes bear interest at a rate of 5.000% per annum payable on January 15 and July 15 of each year, beginning on January 15, 2015. We incurred $2.3 million of debt issuance costs related to the issuance of the 2018 Senior Notes. As discussed below, the 2018 Senior Notes were redeemed on March 8, 2018 with proceeds from the issuance of 5.000% Senior Notes due 2020, or the 2020 Senior Notes. As part of the redemption, in fiscal 2018, we wrote off $226,000 of debt issuance costs related to the 2018 Senior Notes.

2020 Senior Notes - On February 28, 2018, we issued an aggregate of $75.0 million of the 2020 Senior Notes to various institutional investors pursuant to the terms and conditions of an indenture, or the 2020 Senior Notes Indenture, and purchase agreements. The 2020 Senior Notes bear interest at a rate of 5.000% per annum payable on February 28 and August 28 of each year, beginning on August 28, 2018. We incurred $158,000 of debt issuance costs related to the issuance of the 2020 Senior Notes.

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

The Credit Agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 2020 Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of July 31, 2018.

During fiscal 2017, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until March 28, 2019. As of July 31, 2018, there were no purchases under this stock repurchase program.

Our future capital requirements will depend on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the construction of our national logistics facility, and any acquisitions or strategic investments that we may determine to make. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.

As of July 31, 2018, we had $25.2 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months.

Other Matters

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant accounting policies are disclosed in Note 3 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018. The most significant areas involving our judgments and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, to which there have been no material changes. Actual results could differ from our estimates.

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements, if any, is discussed in Note 2—Basis of Presentation to our condensed consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended July 31, 2018, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding. We enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk associated with our variable rate debt. We may be exposed to credit and market risks, including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. As of July 31, 2018, we have an interest rate swap agreement outstanding, which matures on June 15, 2020 and hedges the variable interest on our Term Loan. The outstanding balance of the Term Loan was $86.1 million, and the aggregate net fair value of the interest rate swap was $2.0 million as of July 31, 2018. The fair value of this interest rate swap agreement is dependent upon existing market interest rates and swap spreads. We do not anticipate future changes in interest rates to have a material impact on our consolidated financial statements. As of July 31, 2018, the effective interest rate of our Term Loan was 4.32%.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2018, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2018, our disclosure controls and procedures were effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The nature of legal proceedings against us is discussed in Note 13—Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During fiscal 2017, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until March 28, 2019. As of July 31, 2018, we have made no purchases under this stock repurchase program.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (immediately preceding the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

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

AMERICAN OUTDOOR BRANDS CORPORATION, a Nevada corporation

Date: August 30, 2018	By:	/s/ P. James Debney
P. James Debney
President and Chief Executive Officer

Date: August 30, 2018	By:	/s/ Jeffrey D. Buchanan
Jeffrey D. Buchanan
Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer