Form 10-Q
period 2018-10-31
AMERICAN OUTDOOR BRANDS CORP
filed 2018-12-06
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 54,539,926 shares of common stock, par value $0.001, outstanding as of December 4, 2018.

AMERICAN OUTDOOR BRANDS CORPORATION

Quarterly Report on Form 10-Q

For the Three and Six Months Ended October 31, 2018 and 2017

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	33

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6. Exhibits	35
Signatures	37
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

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding the impact, if any, of recently issued accounting standards on our consolidated financial statements; the expected performance of acquired businesses; our assessment of factors relating to the valuation of assets acquired and liabilities assumed in acquisitions, the timing for such evaluations, and the potential adjustment in such evaluations; assessments that we make about determining segments and reporting units; the features of our outstanding debt and our expectation that our interest rate swap will not have any material effect on our earnings or our consolidated financial statements within the next 12 months; estimated amortization expense of intangible assets for future periods; the potential for impairment charges; potential repurchases of our common stock; the outcome of the lawsuits to which we are subject and their effect on us; our belief that inventory levels, both internally and in the distribution channel, in excess of demand, may negatively impact future operating results; our belief that it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors, including seasonality, new product introductions, news events, political events,  and consumer tastes; our belief that inventory levels will continue to increase due to planned inventory build for the fall hunting and holiday seasons and to reduce the risk of shipping complications at the time that our national logistics facility becomes operational; the impact of the Tax Cuts and Jobs Act, or Tax Reform, on our operating results, including our belief that Tax Reform will be a benefit to us and reduce our effective tax rate; the effects of acquisitions on our overall financial performance; our assessment of our acquisitions, including the quality and strength of their products; our assessment of consumer demand and factors that stimulate demand for our products; the effect on our business of various factors, including terrorism and the level of political pressures on firearm laws and regulations; future investments for capital expenditures; future products and product developments; the features, quality, and performance of our products; the success of particular product or marketing programs; our market share and factors that affect our market share; and liquidity and anticipated cash needs and availability. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q reflect our views as of the date of this Quarterly Report on Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors, among other, economic, social, political, legislative, and regulatory factors; the potential for increased regulation of firearms and firearms-related products; actions of social activists that could have an adverse effect on our business; the impact of lawsuits; the demand for our products; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; our competitive environment; the supply, availability, and costs of raw materials and components; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; our penetration rates in new and existing markets; our strategies; our ability to maintain and enhance brand recognition and reputation; risks associated with the establishment of our new 632,000 square foot national logistics facility including the timing of completion and the expected benefits; our ability to introduce new products; the success of new products; our ability to expand our markets; our ability to integrate acquired businesses in a successful manner; the general growth of our outdoor products and accessories business; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, filed with the SEC on June 20, 2018.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	October 31, 2018	April 30, 2018
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$36,407	$48,860
Accounts receivable, net of allowance for doubtful accounts of $1,276 on October 31, 2018 and $1,824 on April 30, 2018	63,899	56,676
Inventories	175,217	153,353
Prepaid expenses and other current assets	8,239	6,893
Income tax receivable	1,120	4,582
Total current assets	284,882	270,364
Property, plant, and equipment, net	179,636	159,125
Intangibles, net	101,964	112,760
Goodwill	191,821	191,287
Other assets	11,327	11,524
	$769,630	$745,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,425	$33,617
Accrued expenses and deferred revenue	33,889	41,632
Accrued payroll and incentives	12,836	10,514
Accrued income taxes	837	513
Accrued profit sharing	914	1,283
Accrued warranty	5,831	6,823
Current portion of notes and loans payable	6,300	6,300
Total current liabilities	99,032	100,682
Deferred income taxes	11,335	12,895
Notes and loans payable, net of current portion	177,369	180,304
Capital lease payable, net of current portion	38,667	22,143
Other non-current liabilities	6,985	6,888
Total liabilities	333,388	322,912
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 72,705,772 shares issued and 54,538,910 shares outstanding on October 31, 2018 and 72,433,705 shares issued and 54,266,843 shares outstanding on April 30, 2018	73	72
Additional paid-in capital	258,126	253,616
Retained earnings	398,846	389,146
Accumulated other comprehensive income	1,572	1,689
Treasury stock, at cost (18,166,862 shares on October 31, 2018 and April 30, 2018)	(222,375)	(222,375)
Total stockholders’ equity	436,242	422,148
	$769,630	$745,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net sales	$161,703	$148,427	$300,536	$277,448
Cost of sales	105,317	97,628	191,728	186,017
Gross profit	56,386	50,799	108,808	91,431
Operating expenses:
Research and development	3,251	2,746	6,062	5,532
Selling and marketing	15,291	15,351	26,906	27,069
General and administrative	26,518	24,713	51,039	54,041
Total operating expenses	45,060	42,810	84,007	86,642
Operating income	11,326	7,989	24,801	4,789
Other (expense)/income, net:
Other income/(expense), net	8	(3)	(9)	1,295
Interest expense, net	(2,274)	(2,963)	(4,274)	(5,354)
Total other (expense)/income, net	(2,266)	(2,966)	(4,283)	(4,059)
Income from operations before income taxes	9,060	5,023	20,518	730
Income tax expense/(benefit)	2,395	1,789	6,208	(337)
Net income	6,665	3,234	14,310	1,067
Comprehensive income/(loss):
Change in unrealized (loss)/income on interest rate swap	(54)	356	(158)	236
Other comprehensive (loss)/income, before income taxes	(54)	356	(158)	236
Income tax benefit/(expense) on other comprehensive loss	14	(128)	41	(87)
Other comprehensive (loss)/income, net of tax	(40)	228	(117)	149
Comprehensive income:	$6,625	$3,462	$14,193	$1,216
Net income per share:
Basic	$0.12	$0.06	$0.26	$0.02
Diluted	$0.12	$0.06	$0.26	$0.02
Weighted average number of common shares outstanding:
Basic	54,444	54,044	54,395	53,975
Diluted	55,107	54,656	55,047	54,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income/(Loss)	Shares	Amount	Equity
Balance at April 30, 2018	72,434	$72	$253,616	$389,146	$1,689	18,167	$(222,375)	$422,148
Proceeds from exercise of employee stock options	33	—	215	—	—	—	—	215
Stock-based compensation	—	—	3,952	—	—	—	—	3,952
Shares issued under employee stock purchase plan	108	—	943	—	—	—	—	943
Change in unrealized loss on interest rate swap, net of tax effect	—	—	—	—	(117)	—	—	(117)
Impact of adoption of accounting standard updates	—	—	—	(4,610)	—	—	—	(4,610)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	131	1	(600)	—	—	—	—	(599)
Net income	—	—	—	14,310	—	—	—	14,310
Balance at October 31, 2018	72,706	$73	$258,126	$398,846	$1,572	18,167	$(222,375)	$436,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended October 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$14,310	$1,067
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	25,994	26,317
(Loss)/gain on sale/disposition of assets	(1,038)	34
Provision for losses on notes and accounts receivable	146	354
Deferred income taxes	(1,519)	—
Change in fair value of contingent consideration	—	(1,300)
Stock-based compensation expense	3,952	4,179
Changes in operating assets and liabilities:
Accounts receivable	(7,278)	27,112
Inventories	(22,482)	(42,581)
Prepaid expenses and other current assets	(1,352)	(1,362)
Income taxes	3,786	(1,133)
Accounts payable	5,488	(8,725)
Accrued payroll and incentives	2,322	(11,640)
Accrued profit sharing	(369)	(10,399)
Accrued expenses and deferred revenue	(12,052)	(13,084)
Accrued warranty	(992)	262
Other assets	40	(362)
Other non-current liabilities	95	609
Net cash provided by/(used in) operating activities	9,051	(30,652)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(23,016)
Payments to acquire patents and software	(207)	(254)
Proceeds from sale of property and equipment	1,223	6
Payments to acquire property and equipment	(19,605)	(9,863)
Net cash used in investing activities	(18,589)	(33,127)
Cash flows from financing activities:
Proceeds from loans and notes payable	50,000	75,000
Payments on capital lease obligation	(323)	(323)
Payments on notes and loans payable	(53,150)	(3,150)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	1,158	1,058
Payment of employee withholding tax related to restricted stock units	(600)	(2,184)
Net cash (used in)/provided by financing activities	(2,915)	70,401
Net (decrease)/increase in cash and cash equivalents	(12,453)	6,622
Cash and cash equivalents, beginning of period	48,860	61,549
Cash and cash equivalents, end of period	$36,407	$68,171
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$4,339	$4,844
Income taxes	3,065	1,257

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Six Months Ended October 31,
	2018	2017
	(In thousands)
Purchases of property and equipment included in accounts payable	$4,332	$1,815
Purchases of property and equipment funded by capital lease	16,547	—
Capital lease obligation	16,547	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2018 and 2017

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

In our Outdoor Products & Accessories segment, we design, source, distribute, and manufacture reloading, gunsmithing, and gun cleaning supplies; high-quality stainless steel cutting tools and accessories; flashlights; tree saws and related trimming accessories; shooting supplies, rests, and other related accessories; fishing accessories; apparel; vault accessories; laser grips and laser sights; and a full range of products for survival and emergency preparedness. We sell our products under the Caldwell, Wheeler, Tipton, Frankford Arsenal, Smith & Wesson, M&P, Thompson/Center, Lockdown, Hooyman, BOG-POD, Golden Rod, Non-Typical Wildlife Solutions, Crimson Trace, Imperial, Schrade, Old Timer, Uncle Henry, Bubba Blade, UST, and KeyGear brands. We develop and market our outdoor products and accessories at our facilities in Columbia, Missouri; Wilsonville, Oregon; and Jacksonville, Florida.

During fiscal 2018, we acquired substantially all of the net assets of Gemini Technologies, Incorporated, or Gemtech, as well as Bubba Blade branded products and other assets from Fish Tales, LLC, in two separate transactions, which we refer to collectively as the 2018 Acquisitions. See Note 4 – Acquisitions below for more information regarding these transactions.

(2) Basis of Presentation:

Interim Financial Information – The condensed consolidated balance sheet as of October 31, 2018, the condensed consolidated statements of income and comprehensive income for the three and six months ended October 31, 2018 and 2017, the condensed consolidated statement of changes in stockholders’ equity for the six months ended October 31, 2018, and the condensed consolidated statements of cash flows for the three and six months ended October 31, 2018 and 2017 have been prepared by us without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at October 31, 2018 and for the periods presented, have been included. All intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2018 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018. The results of operations for the three and six months ended October 31, 2018 may not be indicative of the results that may be expected for the year ending April 30, 2019, or any other period.

Revenue Recognition - We recognize revenue in accordance with the provisions of Accounting Standards Update, or ASU, Revenue from Contracts with Customers (Topic 606), which became effective for us on May 1, 2018. Generally, all performance obligations are satisfied and revenue is recognized when the risks and rewards of ownership have transferred to the customer, which is generally upon shipment but could be delayed until the receipt of customer acceptance.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2018 and 2017

In some instances, sales include multiple performance obligations. The most common of these instances relates to sales promotion programs under which customers are entitled to receive free goods based upon their purchase of our products. The fulfillment of these free goods are our responsibility. In such instances, we allocate the revenue of the promotional sales based on the estimated level of participation in the sales promotional program and the timing of the shipment of all of the products included in the promotional program, including the free goods. Revenue is recognized proportionally as each performance obligation is satisfied, based on the relative transaction price of each product. The net change in contract liabilities for a given period is reported as an increase or decrease to sales.

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

Recently Issued Accounting Standards – In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted the new standard on May 1, 2018 utilizing the modified retrospective approach. See Note 3 – Revenue Recognition and Contracts with Customers below for more information.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), or ASU 2016-02, which amends the existing guidance to require lessees to recognize lease assets and liabilities arising from operating leases in a classified balance sheet. The requirements of this ASU are effective for financial statements for annual periods beginning after December 15, 2018, and early adoption is permitted. We are in the process of implementing leasing software to assist us in the accounting and tracking of leases and plan to use the optional transition method allowed by ASU 2016-02. Under this method, the standard will be applied in the comparative period presented in the year of adoption. We plan to elect to use the package of practical expedients, which permits us to not reassess certain lease contract provisions. Although we anticipate the effect of ASU 2016-02 will result in increasing our lease assets and liabilities on our consolidated balance sheet, we are still evaluating the impact that it will have on our consolidated financial statements. We plan to adopt ASU 2016-02 in our first quarter of fiscal 2020.

(3) Revenue Recognition and Contracts with Customers:

On May 1, 2018, we adopted ASU 2014-09 using the modified retrospective approach, and recorded a contract liability, included in accrued expenses in the condensed consolidated balance sheet, for outstanding performance obligations related to sales promotions. Under the modified retrospective approach, results for reporting periods after May 1, 2018 will be presented in accordance with ASU 2014-09, while prior period amounts will not be adjusted and will continue to be reported in accordance with the previous guidance, Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition. When evaluating our performance obligations, we disaggregate revenue based on major product lines, which correlate with our reportable segments disclosed in Note 13 — Segment Reporting. Also, domestic sales account for 95% of our total net sales. There are no significant judgments or estimates used in the determination of performance obligations, and the transaction price for the performance obligations are allocated on a pro-rata basis. There are no other contract costs that need to be considered based on the nature of our performance obligations.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2018 and 2017

The following table outlines adjustments we recorded to our condensed consolidated balance sheet as a result of the adoption of ASU 2014-09 (in thousands):

	Balance at April 30, 2018	Accounting Standard Adjustments	Opening Balance May 1, 2018
Accrued expenses and deferred revenue	$41,632	$(17,176)	$24,456
Deferred revenue from contracts with customers	—	23,305	23,305
Deferred income taxes	12,895	(1,519)	11,376
Retained earnings	389,146	(4,610)	384,536

At April 30, 2018, we had accrued $17.2 million of sales promotions, representing the cost of free goods earned but not yet shipped to our customers. On adoption of ASU 2014-09, we reversed this accrual and recorded deferred revenue of $23.3 million relating to these outstanding performance obligations, a deferred tax asset of $1.5 million, and a $4.6 million adjustment to reduce the opening balance of retained earnings at May 1, 2018. Deferred revenue is recorded in accrued expenses in the condensed consolidated balance sheet.

The following table outlines the impact of the adoption of ASU 2014-09 on revenue recognized during the six month period ended October 31, 2018 (in thousands):

Outstanding performance obligations with customers as of May 1, 2018	$23,305
Revenue recognized	(13,998)
Revenue deferred	4,314
Outstanding performance obligations with customers as of July 31, 2018	13,621
Revenue recognized	(12,337)
Revenue deferred	7,667
Outstanding performance obligations with customers as of October 31, 2018	$8,951

For the six months ended October 31, 2018, we recognized $26.3 million of revenue previously deferred as the performance obligation relating to sales promotions was satisfied. This recognition of revenue was partially offset by $12.0 million of additional deferred revenue for outstanding performance obligations relating to sales promotions that have not been satisfied, which was recorded to accrued expenses in the condensed consolidated balance sheet. This resulted in a $14.3 million net increase of revenue for the six months ended October 31, 2018. We estimate that revenue from the outstanding performance obligations as of October 31, 2018 will be recognized during fiscal 2019. As a result of the adoption of ASU 2014-09, for the three months ended October 31, 2018, gross margin was decreased by 1.0% and there was no impact to earnings per share and for the six months ended October 31, 2018, gross margin was decreased by 0.9% and earnings per share was increased by $0.05.

(4) Acquisitions:

2018 Acquisitions

In August 2017, in two separate transactions, we acquired (1) substantially all of the net assets of Gemtech and (2) Bubba Blade branded products and other assets from Fish Tales, LLC. The aggregate purchase price for the two acquisitions was $23.1 million, subject to certain adjustments, for which we utilized a combination of cash on hand and borrowings under our revolving line of credit. In connection with the Gemtech acquisition, additional consideration of up to a maximum of $17.1 million may be paid contingent upon the cumulative three year sales volume of Gemtech products. The valuation of this contingent consideration liability was established in accordance with ASC 805 — Business Combinations. Based on current forecasted revenue, we believe it is unlikely that the acquired business will achieve the performance metrics. Therefore, as of October 31, 2018, the contingent liability was recorded at a fair value of $100,000 in non-current liabilities. Gemtech, based in Meridian, Idaho, is a provider of quality suppressors and accessories for the consumer, law enforcement, and military markets. Fish Tales, LLC, based in Oro Valley, Arizona and currently operated out of our Columbia, Missouri facility, was a provider of premium sportsmen knives and tools for fishing and hunting, including the premium knife brand Bubba Blade. The valuations of the assets acquired and liabilities assumed in the 2018 Acquisitions are complete. During the three months ended October 31, 2018, we increased goodwill by $618,000 due to inventory valuation adjustments.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2018 and 2017

The following table summarizes the allocation of the purchase price for the 2018 Acquisitions (in thousands):

	2018 Acquisitions	Measurement
	(As Initially	Period	2018 Acquisitions
	Reported)	Adjustments	(As Adjusted)
Accounts receivable	$846	(86)	$760
Inventories	4,683	(601)	4,082
Other current assets	145	(56)	89
Property, plant, and equipment	506	13	519
Intangibles	6,400	—	6,400
Goodwill	11,846	708	12,554
Total assets acquired	24,426	(22)	24,404
Accounts payable	1,261	(25)	1,236
Accrued payroll	49	(1)	48
Other long-term liabilities	100	(100)	—
Total liabilities assumed	1,410	(126)	1,284
	$23,016	104	$23,120

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

(5) Goodwill:

The changes in the carrying amount of goodwill for the three and six months ended October 31, 2018 by reporting segment are as follows:

		Outdoor Products &
	Firearms Segment	Accessories Segment	Total Goodwill
Balance as of April 30, 2018	$18,490	$172,797	$191,287
Adjustments	(84)	—	(84)
Balance as of July 31, 2018	18,406	172,797	191,203
Adjustments	618	—	618
Balance as of October 31, 2018	$19,024	$172,797	$191,821

Refer to Note 13 — Segment Reporting below for more detail.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2018 and 2017

(6) Notes, Loans Payable, and Financing Arrangements:

Credit Facilities – On June 15, 2015, we and certain of our domestic subsidiaries entered into an unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan, of which $84.5 million remained outstanding as of October 31, 2018. The Revolving Line provides for availability for general corporate purposes, with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. On October 27, 2016, we entered into a second amendment to our Credit Agreement, or the Second Amendment, which, among other things, increased the Revolving Line to $350.0 million, increased the option to expand the credit commitment to an additional $150.0 million, and extended the maturity of the Revolving Line from June 15, 2020 to October 27, 2021. Other than the changes described in the Second Amendment, we otherwise remain subject to the terms of the Credit Agreement, as described below. We incurred $525,000 of debt issuance costs related to this amendment and have recorded these costs in notes and loans payable in the condensed consolidated balance sheet.

As of October 31, 2018, we had $25.0 million of borrowings outstanding on the Revolving Line, which bore interest at 4.29%, equal to the LIBOR rate plus an applicable margin. The Term Loan, which bears interest at a variable rate, requires principal payments of $6.3 million per annum plus interest, payable quarterly. Any remaining outstanding amount under the Term Loan on the maturity date of June 15, 2020 will be due in full.

We were required to obtain interest rate protection on the Term Loan covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement, which requires us to pay interest at a defined rate of 1.56% while receiving interest at a defined variable rate equal to the one-month LIBOR rate. This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan, which is subject to change based on changes in our consolidated leverage ratio. As of October 31, 2018, our interest rate on the Term Loan was 4.16%.

As of October 31, 2018, the interest rate swap was considered effective and had no effect on earnings. The fair value of the interest rate swap on October 31, 2018 was an asset of $1.9 million, which was recorded in other assets on our condensed consolidated balance sheet. We do not expect the interest rate swap to have any material impact on earnings within the next 12 months.

2018 Senior Notes – During fiscal 2015, we issued an aggregate of $75.0 million of 5.000% Senior Notes due 2018, or the 2018 Senior Notes, to various institutional investors pursuant to the terms and conditions of an indenture and purchase agreements. The 2018 Senior Notes bore interest at a rate of 5.000% per annum payable on January 15 and July 15 of each year, beginning on January 15, 2015. We incurred $2.3 million of debt issuance costs related to the issuance of the 2018 Senior Notes. As discussed below, the 2018 Senior Notes were redeemed on March 8, 2018 with proceeds from the issuance of 5.000% Senior Notes due 2020, or the 2020 Senior Notes. As part of the redemption, in fiscal 2018, we wrote off $226,000 of debt issuance costs related to the 2018 Senior Notes.

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

For the Three and Six Months Ended October 31, 2018 and 2017

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

The limitation on indebtedness in the 2020 Senior Notes Indenture is only applicable at such time that the consolidated coverage ratio (as set forth in the 2020 Senior Notes Indenture) for us and our restricted subsidiaries is less than 3.00 to 1.00. In general, as set forth in the 2020 Senior Notes Indenture, the consolidated coverage ratio is determined by comparing our prior four quarters’ consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) to our consolidated interest expense. The carrying value of our 2020 Senior Notes as of October 31, 2018 approximated the fair value in considering Level 2 inputs within the hierarchy.

The Credit Agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 2020 Senior Notes Indenture contains a financial covenant relating to times interest earned.

Letters of Credit – At October 31, 2018, we had outstanding letters of credit aggregating $1.0 million.

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $36.4 million and $48.9 million as of October 31, 2018 and April 30, 2018, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2018 and 2017

The carrying value of our Term Loan approximated the fair value as of October 31, 2018 in considering Level 2 inputs within the hierarchy. The carrying value of our 2020 Senior Notes as of October 31, 2018 approximated the fair value in considering Level 2 inputs within the hierarchy as our 2020 Senior Notes are not frequently traded. The fair value of our interest rate swap was estimated by a third party using inputs that are observable or that can be corroborated by observable market data, such as interest rate yield curves, and, therefore, is classified within Level 2 of the valuation hierarchy. For more information regarding the interest rate swap, refer to Note 6 — Notes, Loans Payable, and Financing Arrangements.

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our assumptions about the assumptions a market participant would use in pricing the asset or liability.

The acquisition-related contingent consideration liability represents the estimated fair value of additional future earn-outs payable for acquisitions of businesses that included earn-out clauses. The valuation of the contingent consideration will be evaluated on an ongoing basis and is based on management estimates and entity-specific assumptions, which are considered Level 3 inputs.

In connection with our acquisition of substantially all the net assets of Ultimate Survival Technologies, Inc. in fiscal 2017, up to an additional $2.0 million may be paid by us over a period of two years, contingent upon the financial performance of the acquired business. The valuation of this contingent consideration liability was established in accordance with ASC 805 — Business Combinations. The initial fair value of this contingent consideration liability was $1.7 million. Based on the current forecasted revenue, during fiscal 2018, we recorded a $1.6 million reduction in the fair value of this contingent consideration liability because we do not expect that the acquired business will achieve the performance metrics. This reduction was recorded in other income on the condensed consolidated statements of income. As of October 31, 2018, the fair value of this contingent liability was $60,000, which was recorded as a non-current liability.

In connection with the Gemtech acquisition, up to a maximum of $17.1 million may be paid contingent upon the cumulative three year sales volume of Gemtech products. The valuation of this contingent consideration liability was established in accordance with ASC 805 — Business Combinations. Based on current forecasted revenue, we believe it is unlikely that the acquired business will achieve the performance metrics. Therefore, as of October 31, 2018, the contingent liability was recorded at a fair value of $100,000 in non-current liabilities.

(8) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or net realizable value, as of October 31, 2018 and April 30, 2018 (in thousands):

	October 31, 2018	April 30, 2018
Finished goods	$115,015	$91,480
Finished parts	38,452	42,075
Work in process	7,511	7,657
Raw material	14,239	12,141
Total inventories	$175,217	$153,353

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2018 and 2017

(9) Intangible Assets:

The following table presents a summary of intangible assets as of October 31, 2018 and April 30, 2018 (in thousands):

	October 31, 2018			April 30, 2018
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$92,360	$(33,311)	$59,049	$92,360	$(28,252)	$64,108
Developed technology	21,130	(10,827)	10,303	21,130	(8,178)	12,952
Patents, trademarks, and trade names	57,125	(25,379)	31,746	56,718	(22,099)	34,619
Backlog	1,150	(1,150)	—	1,150	(1,150)	—
	171,765	(70,667)	101,098	171,358	(59,679)	111,679
Patents in progress	640	—	640	855	—	855
Total definite-lived intangible assets	172,405	(70,667)	101,738	172,213	(59,679)	112,534
Indefinite-lived intangible assets	226	—	226	226	—	226
Total intangible assets	$172,631	$(70,667)	$101,964	$172,439	$(59,679)	$112,760

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed technology, and five years for patents, trademarks, and trade names. Amortization expense, excluding amortization of deferred financing costs, amounted to $5.5 million and $4.3 million for the three months ended October 31, 2018 and 2017, respectively. Amortization expense, excluding amortization of deferred financing costs, amounted to $11.0 million and $10.1 for the six months ended October 31, 2018 and 2017, respectively.

Estimated amortization expense of intangible assets for the remainder of fiscal 2019 and succeeding fiscal years is as follows:

Fiscal	Amount
2019	$11,003
2020	19,124
2021	16,516
2022	14,136
2023	11,773
Thereafter	28,546
Total	$101,098

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, we evaluate the fair value of the definite and indefinite-lived intangible assets to determine if an impairment charge is required. We performed our most recent annual impairment review as of February 1, 2018. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced below its carrying value during the six months ended October 31, 2018, and, therefore, intangible assets were not tested for impairment.

(10) Stockholders’ Equity:

Treasury Stock

During fiscal 2017, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until March 28, 2019. As of October 31, 2018, there were no share repurchases under this stock repurchase program.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2018 and 2017

Earnings per Share

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three and six months ended October 31, 2018 and 2017 (in thousands, except per share data):

	For the Three Months Ended October 31,
	2018			2017
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$6,665	54,444	$0.12	$3,234	54,044	$0.06
Effect of dilutive stock awards	—	663	—	—	612	—
Diluted earnings	$6,665	55,107	$0.12	$3,234	54,656	$0.06

	For the Six Months Ended October 31,
	2018			2017
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$14,310	54,395	$0.26	$1,067	53,975	$0.02
Effect of dilutive stock awards	—	652	—	—	825	—
Diluted earnings	$14,310	55,047	$0.26	$1,067	54,800	$0.02

All of our outstanding stock options and restricted stock units, or RSUs, were included in the computation of diluted earnings per share for the three and six months ended October 31, 2018 and 2017.

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

The number of shares and weighted average exercise prices of stock options for the six months ended October 31, 2018 and 2017 were as follows:

	For the Six Months Ended October 31,
	2018		2017
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	316,160	$6.69	335,160	$6.58
Exercised during the period	(32,899)	6.52	—	—
Options outstanding, end of period	283,261	$6.71	335,160	$6.58
Weighted average remaining contractual life	2.74 years		3.51 years
Options exercisable, end of period	283,261	$6.71	335,160	$6.58
Weighted average remaining contractual life	2.74 years		3.51 years

The aggregate intrinsic value of outstanding and exercisable stock options as of October 31, 2018 and 2017 was $2.0 million and $2.6 million, respectively. The aggregate intrinsic value of the stock options exercised in the three and six months ended October 31, 2018 was $154,000 and $230,000, respectively. There were no stock options exercised in the three and six months ended October 31, 2017. At October 31, 2018, there were no unrecognized compensation expense of outstanding stock options.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2018 and 2017

We have an Employee Stock Purchase Plan, or ESPP, in which each participant is granted an option to purchase our common stock on each subsequent exercise date during the offering period (as such terms are defined in the ESPP) in accordance with the terms of the ESPP. During the six months ended October 31, 2018 and 2017, 107,525 and 81,643 shares were purchased under our ESPP, respectively.

The total stock-based compensation expense, including stock options, purchases under our ESPP, RSUs, and performance-based RSUs, or PSUs, was $4.0 million and $4.2 million for the six months ended October 31, 2018 and 2017, respectively. Stock-based compensation expense is included in cost of sales, sales and marketing, research and development, and general and administrative expenses.

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

During the six months ended October 31, 2018, we granted an aggregate of 191,085 service-based RSUs, including 141,576 to non-executive officer employees and 49,509 RSUs to our directors. Compensation expense recognized related to grants of RSUs and PSUs was $3.6 million for the six months ended October 31, 2018. During the six months ended October 31, 2018, we cancelled 112,000 PSUs as a result of the performance metric not being met and 16,363 service-based RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the six months ended October 31, 2018, we delivered common stock to our employees and directors, including our executive officers, with a total market value of $2.2 million.

During the six months ended October 31, 2017, we granted an aggregate of 220,872 service-based RSUs, including 177,560 to non-executive officer employees and 43,312 to our directors. In addition, in connection with a 2014 grant of 105,500 PSUs (i.e., the target amount granted), which achieved 115.2% of the targeted award, or the maximum award possible, we vested and delivered awards totaling 121,504 shares to certain of our executive officers. Compensation expense recognized related to grants of RSUs and PSUs was $3.8 million for the six months ended October 31, 2017. We delivered common stock to our employees, including our executive officers, during the six months ended October 31, 2017 under vested RSUs and PSUs with a total market value of $5.9 million.

A summary of activity for unvested RSUs and PSUs for the six months ended October 31, 2018 and 2017 is as follows:

	For the Six Months Ended October 31,
	2018		2017
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	1,442,316	$17.80	1,428,848	$18.46
Awarded	191,085	12.61	236,876	20.84
Vested	(182,536)	19.83	(281,263)	16.91
Forfeited	(128,363)	15.91	(122,473)	14.53
RSUs and PSUs outstanding, end of period	1,322,502	$16.99	1,261,988	$19.33

As of October 31, 2018, there was $8.3 million of unrecognized compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average remaining contractual term of 1.5 years.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2018 and 2017

(11) Income Taxes:

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

On December 22, 2017, the SEC issued Staff Accounting Bulletin 118, or SAB118, that provides additional guidance allowing companies to use a measurement period, similar to that used in business combinations, to account for the impacts of Tax Reform in their financial statements. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the Tax Reform is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. We have accounted for the impacts of Tax Reform to the extent a reasonable estimate could be made during the fiscal year ending April 30, 2019. We will continue to refine our estimates throughout the measurement period or until the accounting is complete.

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

The income tax provisions represented effective tax rates of 26.4% and 35.6% for the three months ended October 31, 2018 and 2017, respectively. The income tax provisions represented effective tax rates of 30.3% and -46.2% for the six months ended October 31, 2018 and 2017, respectively.

(12) Commitments and Contingencies:

Litigation

In January 2018, Gemini Technologies, Incorporated, or Gemini, commenced an action against us and Smith & Wesson Corp. in the United States District Court for the District of Idaho, or District Court.  The complaint alleges, among other things, that the defendants breached the earn-out and other provisions of the Asset Purchase Agreement and ancillary agreements between the parties in connection with Smith & Wesson Corp.’s acquisition of the Gemtech business from Gemini.  The complaint seeks a declaratory judgment interpreting various terms of the Asset Purchase Agreement and damages in the sum of $18.6 million. In May 2018, the District Court dismissed the complaint on the grounds of forum non conveniens. In June 2018, Gemini appealed the decision dismissing its complaint to the U.S. Court of Appeals for the Ninth Circuit. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action.

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

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2018 and 2017

We believe that the various allegations as described above are unfounded, and, in addition, that any incident and any results from them were due to negligence or misuse of the firearm by the claimant or a third party.

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

Leases

In fiscal 2017, we announced a plan to establish a national logistics facility in Boone County, Missouri. We ultimately plan to rely on this logistics facility for substantially all of our product distribution. In fiscal 2018, we broke ground on our new 633,000 square foot facility, which was completed in November 2018 and will become operational over the course of the remainder of the fiscal year. The building for our national logistics facility will be treated as a capital lease and will be recorded in construction in progress, offset by a capital lease payable throughout building construction and will have no impact on cash flow. The total cost of the building is approximately $46.0 million, of which we expect approximately $44.0 million will be recorded as a right of use asset on our condensed consolidated balance sheet when construction is complete. In addition, we expect to spend between $25.0 million and $30.0 million related to material handling equipment, information technology systems, and other capital projects in support of our national logistics facility. As of October 31, 2018, we have recorded $38.5 million in construction in progress, which is included in property, plant, and equipment in our condensed consolidated balance sheet, for costs incurred by the builder relating to the purchase of land and costs related to the design and construction of the building, offset by a $38.5 million capital lease payable, which is included in capital lease payable, net of current portion, in our condensed consolidated balance sheet.

UST Transition

In August 2018, we announced a plan to transition our Ultimate Survival Technologies, LLC, or UST, business and operations into our Columbia, Missouri facility. That plan includes (i) closing our Jacksonville, Florida facility as part of our previously announced strategy to consolidate warehousing and logistics operations into the national logistics facility that we are constructing in Missouri and (ii) relocating our Jacksonville-based UST sales, marketing, and research and development activities to Columbia, Missouri. In connection with the integration, we expect to incur restructuring charges of approximately $1.5 million to $2.5 million relating to tangible asset impairment, severance, retention, and relocation beginning in our second quarter of fiscal 2019 and concluding in our first quarter of fiscal 2020, with cash outlays primarily being incurred in our first quarter of fiscal 2020. As of October 31, 2018, there have not any material costs associated with this transition.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2018 and 2017

(13) Segment Reporting:

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

Segment assets are those directly used in or clearly allocable to a reportable segment’s operations. Assets by business segment are presented in the following table as of October 31, 2018 and April 30, 2018 (in thousands):

	As of October 31, 2018			As of April 30, 2018
	Firearms	Outdoor Products & Accessories	Total	Firearms	Outdoor Products & Accessories	Total
Total assets	$372,193	$397,437	$769,630	$346,517	$398,543	$745,060
Property, plant, and equipment, net	166,916	12,720	179,636	146,154	12,971	159,125
Intangibles, net	4,746	97,218	101,964	4,944	107,816	112,760
Goodwill	19,024	172,797	191,821	18,490	172,797	191,287

Results by business segment are presented in the following tables for the three months ended October 31, 2018 and 2017 (in thousands):

	For the Three Months Ended October 31, 2018 (a)
	Firearms	Outdoor Products & Accessories	Corporate	Intersegment Eliminations	Total
Revenue from external customers	$110,994	$50,709	$—	$—	$161,703
Intersegment revenue	762	5,242	—	(6,004)	—
Total net sales	111,756	55,951	—	(6,004)	161,703
Cost of sales	79,912	30,536	—	(5,131)	105,317
Gross margin	31,844	25,415	—	(873)	56,386
Operating income/(loss)	10,371	397	(11,189)	11,747	11,326
Income tax expense/(benefit)	2,709	418	(732)	—	2,395

	For the Three Months Ended October 31, 2017 (a)
	Firearms	Outdoor Products & Accessories	Corporate	Intersegment Eliminations	Total
Revenue from external customers	$100,305	$48,122	$—	$—	$148,427
Intersegment revenue	1,112	2,670	—	(3,782)	—
Total net sales	101,417	50,792	—	(3,782)	148,427
Cost of sales	72,164	28,383	—	(2,919)	97,628
Gross margin	29,253	22,409	—	(863)	50,799
Operating income/(loss)	2,264	2,584	(10,744)	13,885	7,989
Income tax expense/(benefit)	3,666	1,069	(2,946)	—	1,789

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2018 and 2017

Results by business segment are presented in the following tables for the six months ended October 31, 2018 and 2017 (in thousands):

	For the Six Months Ended October 31, 2018 (a)
	Firearms	Outdoor Products & Accessories	Corporate	Intersegment Eliminations	Total
Revenue from external customers	$215,468	$85,068	$—	$—	$300,536
Intersegment revenue	1,546	8,139	—	(9,685)	—
Total net sales	217,014	93,207	—	(9,685)	300,536
Cost of sales	150,377	50,910	—	(9,559)	191,728
Gross margin	66,637	42,297	—	(126)	108,808
Operating income/(loss)	24,461	(2,021)	(21,740)	24,101	24,801
Income tax expense/(benefit)	6,834	(7)	(619)	—	6,208

	For the Six Months Ended October 31, 2017 (a)
	Firearms	Outdoor Products & Accessories	Corporate	Intersegment Eliminations	Total
Revenue from external customers	$198,662	$78,786	$—	$—	$277,448
Intersegment revenue	2,193	4,541	—	(6,734)	—
Total net sales	200,855	83,327	—	(6,734)	277,448
Cost of sales	144,922	46,815	—	(5,720)	186,017
Gross margin	55,933	36,512	—	(1,014)	91,431
Operating income/(loss)	2,932	(2,309)	(22,513)	26,679	4,789
Income tax expense/(benefit)	6,063	(567)	(5,833)	—	(337)

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

In fiscal 2018, in two separate transactions, we acquired substantially all of the net assets of Gemini Technologies, Incorporated, or Gemtech, and Bubba Blade branded products and other assets from Fish Tales, LLC. The aggregate purchase price for the two acquisitions was $23.1 million, subject to certain adjustments, utilizing a combination of cash on hand and borrowings under our revolving line of credit. Gemtech, based in Meridian, Idaho, is a provider of quality suppressors and accessories for the consumer, law enforcement, and military markets. Fish Tales, LLC, based in Oro Valley, Arizona and currently operated out of our Columbia, Missouri facility, was a provider of premium sportsman knives and tools for fishing and hunting, including the premium knife brand Bubba Blade. We collectively refer to the acquisitions of Gemtech and Bubba Blade branded products as the 2018 Acquisitions.

Second Quarter Fiscal 2019 Highlights

Our operating results for the three months ended October 31, 2018 included the following:

•	Company net sales were $161.7 million, an increase of $13.3 million, or 8.9%, over the comparable quarter last year.
•

Firearms segment gross sales were $111.8 million, which included $762,000 of inter-segment revenue, an increase of $10.3 million, or 10.2%, over the comparable quarter last year primarily because of a change in accounting standards that impacted the timing of revenue recognition when shipping promotional products.

•

Outdoor Products & Accessories segment gross sales were $56.0 million, which included $5.2 million of inter-segment revenue, an increase of $5.2 million, or 10.2%, over the comparable quarter last year.

•	Company gross margin was 34.9%, an increase of 70 basis points over the comparable quarter last year.
•	Company net income was $6.7 million, or $0.12 per diluted share, compared with net income of $3.2 million, or $0.06 per diluted share, for the comparable quarter last year.

Our operating results for the six months ended October 31, 2018 included the following:

•	Company net sales were $300.5 million, an increase of $23.1 million, or 8.3%, over the prior year comparable period.
•

Firearms segment gross sales were $217.0 million, which included $1.5 million of inter-segment revenue, an increase of $16.2 million, or 8.0%, over the prior year comparable period primarily because of a change in accounting standards that impacted the timing of revenue recognition when shipping promotional products.

•

Outdoor Products & Accessories segment gross sales were $93.2 million, which included $8.1 million of inter-segment revenue, an increase of $9.9 million, or 11.9%, over the prior year comparable period.

•	Company gross margin was 36.2%, an increase of 3.2% over the prior year comparable period.
•	Company net income was $14.3 million, or $0.26 per diluted share, compared with a net income of $1.1 million, or $0.02 per diluted share, for the prior year comparable period.

Results of Operations

Net Sales – For the Three Months Ended October 31, 2018

The following table sets forth certain information regarding net sales for the three months ended October 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Handguns	$71,791	$68,244	$3,547	5.2%
Long Guns	29,808	24,799	5,009	20.2%
Other Products & Services	9,395	7,262	2,133	29.4%
Firearms Segment	110,994	100,305	10,689	10.7%
Outdoor Products & Accessories Segment	50,709	48,122	2,587	5.4%
Total Net Sales	$161,703	$148,427	$13,276	8.9%

Company net sales for the three months ended October 31, 2018 were $161.7 million, an increase of $13.3 million, or 8.9%, over net sales of $148.4 million for the three months ended October 31, 2017.

The following table sets forth certain information regarding trade channel net sales for the three months ended October 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Sporting Goods Channel	$140,254	$130,823	$9,431	7.2%
Professional Channel	17,452	13,703	3,749	27.4%
Other Products & Services	3,997	3,901	96	2.5%
Total Net Sales	$161,703	$148,427	$13,276	8.9%

We include domestic handgun, long gun, and parts revenue as well as revenue from Outdoor Products & Accessories in our sporting goods channel. We include international and law enforcement handgun, long gun, and handcuff revenue in our professional channel, and we include specialty services and plastic injection molding revenue in other products and services.

Firearms

Net sales for our Firearms segment for the three months ended October 31, 2018 increased 10.7% over the comparable quarter last year, of which 8.6% was a result of a change in accounting standards that impacted the timing of revenue recognition when shipping promotional products and 2.1% was a result of increased demand for our revolvers and modern sporting rifles combined with lower promotional activity resulting in a higher average selling price.

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended October 31, 2018 and 2017 (units in thousands):

Total Units Shipped	2018	2017	# Change	% Change
Handguns	241	243	(2)	-0.8%
Long Guns	95	83	12	14.5%

Sporting Goods Channel Units Shipped	2018	2017	# Change	% Change
Handguns	211	215	(4)	-1.9%
Long Guns	89	78	11	14.1%

Professional Channel Units Shipped	2018	2017	# Change	% Change
Handguns	30	28	2	7.1%
Long Guns	6	5	1	20.0%

Revenue for our handguns increased $3.5 million, or 5.2%, over the comparable quarter last year, primarily because of the recognition of deferred revenue on shipments of promotional products and higher revolver sales, partially offset by lower shipments of Performance Center branded polymer pistols. Actual unit shipments into the sporting goods channel for our handgun products decreased 1.9% from the comparable quarter last year. For the same period, consumer demand for handguns decreased 8.8% (as indicated by adjusted background checks reported in the National Instant Criminal Background Check System, or NICS). The decline in handgun adjusted NICS decreased at a higher rate than our handgun unit shipments into the channel, which we believe indicated an improved demand for our products.

Revenue for our long guns increased $5.0 million, or 20.2%, over the comparable quarter last year, which we believe was partially a result of replenishment of inventory in the sporting goods channel, and partially a result of a successful promotion that bundled a firearm with a shooting accessories product. As a result, we believe we increased our market share in long guns.

Other products and services revenue increased $2.1 million, or 29.4%, over the comparable quarter last year primarily because of higher sales of parts and handcuffs.

New products in our Firearms segment, defined as any new SKU not shipped in the comparable quarter last year, represented 26.6% of firearm revenue for the three months ended October 31, 2018 and included our new concealed carry M&P branded polymer pistol and many other new product line extensions for our M&P and Thompson/Center Arms branded products. The increase in the number of units sold favorably impacted firearm revenue by 5.2%.

As expected, our firearm inventory levels increased during the three months ended October 31, 2018 as a result of the preparation for the fall hunting and holiday seasons and a planned inventory build to reduce the risk of potential shipping disruptions when our national logistics facility in Boone County, Missouri becomes operational. While inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results, it is difficult to forecast the potential impact of distributor inventories on future revenue and income since demand is impacted by many factors, including seasonality, new product introductions, news events, political events, and consumer tastes.

Outdoor Products & Accessories

Net sales for our Outdoor Products & Accessories segment for the three months ended October 31, 2018 increased $2.6 million, or 5.4%, over the comparable quarter last year. Net sales increased primarily from increased revenue for our shooting accessories and cutlery products which we believe is due to market acceptance for newly introduced products over the past few years, increased revenue to strategic retailers (including internet retailers), and increased revenue of slow moving inventory to certain other retailers, partially offset by lower revenue generated by survival equipment and electro-optics products.

New products in our Outdoor Products & Accessories segment represented 4.6% of Outdoor Products & Accessories revenue for the three months ended October 31, 2018 and included over 270 new products. Net sales for our Outdoor Products & Accessories segment was 31.4% of total company net sales compared with 32.4% for the comparable quarter last year.

As expected, our Outdoor Products & Accessories inventory levels increased during the three months ended October 31, 2018 primarily because of preparations for the fall and winter holiday shopping seasons as well as increased inventory purchases to mitigate tariff costs.

Net Sales – For the Six Months Ended October 31, 2018

The following table sets forth certain information regarding net sales for the six months ended October 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Handguns	$147,246	$142,478	$4,768	3.3%
Long Guns	51,321	40,658	10,663	26.2%
Other Products & Services	16,901	15,526	1,375	8.9%
Firearms Segment	215,468	198,662	16,806	8.5%
Outdoor Products & Accessories Segment	85,068	78,786	6,282	8.0%
Total Net Sales	$300,536	$277,448	$23,088	8.3%

Company net sales for the six months ended October 31, 2018 were $300.5 million, an increase of $23.1 million, or 8.3%, over net sales of $277.4 million for the six months ended October 31, 2017.

The following table sets forth certain information regarding trade channel net sales for the six months ended October 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Sporting Goods Channel	$262,704	$239,887	$22,817	9.5%
Professional Channel	30,172	28,842	1,330	4.6%
Other Products & Services	7,660	8,719	(1,059)	-12.1%
Total Net Sales	$300,536	$277,448	$23,088	8.3%

Firearms

Net sales for our Firearms segment for the six months ended October 31, 2018 increased 8.5% over the prior year comparable period primarily as a result of the accounting standard change described above. Absent the change in accounting standards, net sales for our Firearms segment was relatively flat compared with the prior year comparable period despite lower unit shipments into the sporting goods channel because of a $10.6 million reduction in promotional consumer rebates, which increased our average selling price in the current fiscal year.

The following table sets forth certain information regarding firearm units shipped by trade channel for the six months ended October 31, 2018 and 2017 (units in thousands):

Total Units Shipped	2018	2017	# Change	% Change
Handguns	478	549	(71)	-12.9%
Long Guns	161	135	26	19.3%

Sporting Goods Channel Units Shipped	2018	2017	# Change	% Change
Handguns	425	489	(64)	-13.1%
Long Guns	151	123	28	22.8%

Professional Channel Units Shipped	2018	2017	# Change	% Change
Handguns	53	60	(7)	-11.7%
Long Guns	10	12	(2)	-16.7%

Revenue for our handguns increased $4.8 million, or 3.3%, over the prior year comparable period, primarily as a result of lower consumer rebates on our polymer pistols, the recognition of deferred revenue on shipments of promotional products, and higher demand for revolvers, partially offset by lower shipments of concealed carry M&P branded polymer pistols and Performance Center branded polymer pistols. Actual unit shipments into the sporting goods channel for our handgun products decreased 13.1% from the prior year comparable period as overall demand for handguns decreased (as indicated by a 10.8% reduction in adjusted handgun NICS). Most of the decline in handgun unit shipments for fiscal 2019 compared with the prior year comparable period was primarily because of lower promotions and consumer rebates that resulted in reduced orders during our first quarter, partially offset by increased unit shipments during our second quarter primarily because of increased promotional activity and increased demand for our products.

Revenue for our long guns increased $10.7 million, or 26.2%, over the prior year comparable period, partially because of replenishment of inventory in the sporting goods channel, and partially a result of a successful promotion that bundled a firearm with a shooting accessories product. As a result, we believe we increased our market share in long guns.

Other products and services revenue increased $1.4 million, or 8.9%, over the prior year comparable period primarily because of higher sales of parts and handcuffs.

New products represented 27.5% of firearm revenue for the six months ended October 31, 2018 and included our new concealed carry M&P branded polymer pistol and many other new product line extensions for our M&P and Thompson/Center Arms branded products. The reduction in the number of units sold negatively impacted firearm revenue by 4.0%.

Outdoor Products & Accessories

Net sales for our Outdoor Products & Accessories segment for the six months ended October 31, 2018 increased $6.3 million, or 8.0%, over the prior year comparable period. Net sales increased primarily because of increased revenue for our shooting accessories and cutlery products which we believe is due to market acceptance of newly introduced products over the past few years, partially offset by lower revenue of survival equipment and electro-optics products.

New products in our Outdoor Products & Accessories segment represented 4.8% of this segment’s revenue for the six months ended October 31, 2018 and included over 270 new products. Net sales for our Outdoor Products & Accessories segment was 28.3% of total company net sales compared with 28.4% in the prior year comparable period.

Cost of Sales and Gross Profit

The following tables set forth certain information regarding cost of sales and gross profit for the three months ended October 31, 2018 and 2017 (dollars in thousands):

Total Company	2018	2017	$ Change	% Change
Cost of sales	$105,317	$97,628	$7,689	7.9%
Gross profit	$56,386	$50,799	$5,587	11.0%
% of net sales (gross margin)	34.9%	34.2%

Firearms Segment	2018	2017	$ Change	% Change
Cost of sales	$77,918	$71,095	$6,823	9.6%
Gross profit	$33,076	$29,210	$3,866	13.2%
% of net sales (gross margin)	29.8%	29.1%

Outdoor Products & Accessories Segment	2018	2017	$ Change	% Change
Cost of sales	$27,399	$26,533	$866	3.3%
Gross profit	$23,310	$21,589	$1,721	8.0%
% of net sales (gross margin)	46.0%	44.9%

Gross margin for the three months ended October 31, 2018 for our Firearms segment increased by 70 basis points over the comparable quarter last year, primarily because of a combination of lower promotional product discounts and favorable manufacturing spending, which favorably impacted Firearms gross margin by 6.4%. The favorable impacts to Firearms gross margin were partially offset by unfavorable product mix, unfavorable manufacturing fixed cost absorption, and inventory valuation adjustments, which negatively impacted Firearms gross margin by 5.8%.

Gross margin for the three months ended October 31, 2018 for our Outdoor Products & Accessories segment increased 1.1% over the comparable quarter last year, primarily because of a change in product mix and customer mix. Our Outdoor Products & Accessories segment favorably impacted total company gross margin by 5.1% for the three months ended October 31, 2018.

The following table sets forth certain information regarding firearm units shipped by trade channel for the six months ended October 31, 2018 and 2017 (units in thousands):

Total Company	2018	2017	$ Change	% Change
Cost of sales	$191,728	$186,017	$5,711	3.1%
Gross profit	$108,808	$91,431	$17,377	19.0%
% of net sales (gross margin)	36.2%	33.0%

Firearms Segment	2018	2017	$ Change	% Change
Cost of sales	$145,819	$142,551	$3,268	2.3%
Gross profit	$69,650	$56,110	$13,540	24.1%
% of net sales (gross margin)	32.3%	28.2%

Outdoor Products & Accessories Segment	2018	2017	$ Change	% Change
Cost of sales	$45,909	$43,466	$2,443	5.6%
Gross profit	$39,158	$35,321	$3,837	10.9%
% of net sales (gross margin)	46.0%	44.8%

Gross margin for the six months ended October 31, 2018 for our Firearms segment increased by 4.1% over the prior year comparable period, primarily because of a combination of lower promotional product discounts, consumer rebates, and favorable manufacturing spending, which favorably impacted Firearms gross margin by 12.2%. The favorable impacts to Firearms gross margin were partially offset by unfavorable product mix, unfavorable manufacturing fixed cost absorption, and inventory valuation adjustments, which negatively impacted Firearms gross margin by 7.5%.

Gross margin for the six months ended October 31, 2018 for our Outdoor Products & Accessories segment increased 1.2% over the prior year comparable period, primarily because of a change in product mix, customer mix, and lower promotional activity. Our Outdoor Products & Accessories segment favorably impacted total company gross margin by 3.9% for the six months ended October 31, 2018.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended October 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Research and development	$3,251	$2,746	$505	18.4%
Selling and marketing	15,291	15,351	(60)	-0.4%
General and administrative	26,518	24,713	1,805	7.3%
Total operating expenses	$45,060	$42,810	$2,250	5.3%
% of net sales	27.9%	28.8%

Operating expenses increased $2.3 million over the comparable quarter last year. Research and development expense increased $505,000 as a result of increased compensation-related expenses and professional fees. General and administrative expenses increased as a result of a $2.0 million of increased compensation-related expenses, partially offset by reduced professional fees.

The following table sets forth certain information regarding operating expenses for the six months ended October 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Research and development	$6,062	$5,532	$530	9.6%
Selling and marketing	26,906	27,069	(163)	-0.6%
General and administrative	51,039	54,041	(3,002)	-5.6%
Total operating expenses	$84,007	$86,642	$(2,635)	-3.0%
% of net sales	28.0%	31.2%

Operating expenses decreased $2.6 million from the prior year comparable period. Research and development expenses increased $530,000 as a result of increased compensation-related expenses and professional fees. General and administrative expenses decreased as a result of a $2.1 million decrease in professional fees, a $950,000 lower donation to the National Rifle Association, and decreased travel and entertainment related expenses, partially offset by $1.0 million of increased compensation-related expenses.

Operating Income

The following table sets forth certain information regarding operating income for the three months ended October 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Operating income	$11,326	$7,989	$3,337	41.8%
% of net sales (operating margin)	7.0%	5.4%

Operating income for the three months ended October 31, 2018 was $11.3 million, an increase of $3.3 million over the comparable quarter last year, primarily because of a combination of lower promotional product discounts, favorable manufacturing spending, and a decrease in professional fees, partially offset by unfavorable product mix, unfavorable manufacturing fixed cost absorption, inventory valuation adjustments, and increased compensation-related expenses.

The following table sets forth certain information regarding operating income for the six months ended October 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Operating income	$24,801	$4,789	$20,012	417.9%
% of net sales (operating margin)	8.3%	1.7%

Operating income for the six months ended October 31, 2018 was $24.8 million, an increase of $20.0 million over the comparable period, primarily because of a combination of lower promotional product discounts, reduced consumer rebates, favorable manufacturing spending, a decrease in professional fees, and lower donations to the National Rifle Association, partially offset by unfavorable product mix, unfavorable manufacturing fixed cost absorption, inventory valuation adjustments, and increased compensation-related expenses.

Other Income/(Expense)

The following table sets forth certain information regarding operating income/(expense) for the three months ended October 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Other income/(expense)	$8	$(3)	$11	N/A

The following table sets forth certain information regarding operating income/(expense) for the six months ended October 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Other income/(expense)	$(9)	$1,295	$(1,304)	N/A

Other income/(expense) decreased from the prior year comparable period as a result of a $1.3 million adjustment in the contingent consideration liability in connection with the acquisition of Ultimate Survival Technologies, Inc. in fiscal 2017.

Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended October 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Interest expense	$(2,274)	$(2,963)	$(689)	23.3%

Interest expense decreased by $689,000 from the comparable quarter last year as a result of lower overall outstanding debt during the three months ended October 31, 2018.

The following table sets forth certain information regarding interest expense for the six months ended October 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Interest expense	$(4,274)	$(5,354)	$(1,080)	-20.2%

Interest expense decreased by $1.1 million from the prior year comparable period as a result of lower overall outstanding debt during the six months ended October 31, 2018.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended October 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Income tax (benefit)/expense	$2,395	$1,789	$606	33.9%
% of income from operations (effective tax rate)	26.4%	35.6%		-9.2%

The decrease in the effective tax rate from the comparable quarter last year was primarily because of the effects of the Tax Cuts and Job Act of 2017, which reduced the U.S. federal statutory income tax rate from 35% to 21% effective January 1, 2018. The increase in tax expense is a result of increased operating profit over the comparable quarter last year.

The following table sets forth certain information regarding income tax expense for the six months ended October 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Income tax (benefit)/expense	$6,208	$(337)	$6,545	-1942.1%
% of income from operations (effective tax rate)	30.3%	-46.2%		76.4%

The increase in the effective tax rate over the prior year comparable period was primarily because of increased profit in the current year, which also lowered the impact of a discrete item relating to stock compensation. The income tax benefit for the six months ended October 31, 2017 was impacted by a discrete item relating to stock compensation, which had a greater impact on the effective tax rate because of low operating profit.

Net Income

The following table sets forth certain information regarding net income and the related per share data for the three months ended October 31, 2018 and 2017 (dollars in thousands, except per share data):

	2018	2017	$ Change	% Change
Net income	$6,665	$3,234	$3,431	106.1%
Net income per share
Basic	$0.12	$0.06	$0.06	100.0%
Diluted	$0.12	$0.06	$0.06	100.0%

Net income was $6.7 million for the three months ended October 31, 2018 compared with net income of $3.2 million in the comparable quarter last year, primarily because of a combination of lower promotional product discounts, favorable manufacturing spending, a decrease in professional fees, and decreased interest expense, partially offset by unfavorable product mix, unfavorable manufacturing fixed cost absorption, inventory valuation adjustments, and increased compensation-related expenses.

The following table sets forth certain information regarding net income and the related per share data for the six months ended October 31, 2018 and 2017 (dollars in thousands, except per share data):

	2018	2017	$ Change	% Change
Net income	$14,310	$1,067	$13,243	1241.1%
Net income per share
Basic	$0.26	$0.02	$0.24	1200.0%
Diluted	$0.26	$0.02	$0.24	1200.0%

Net income was $14.3 million for the six months ended October 31, 2018 compared with net income of $1.1 million in the prior year comparable period, primarily because of a combination of lower promotional product discounts, reduced consumer rebates, favorable manufacturing spending, a decrease in professional fees, lower donations to the National Rifle Association, and decreased interest expense, partially offset by unfavorable product mix, unfavorable manufacturing fixed cost absorption, inventory valuation adjustments, and increased compensation-related expenses.

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

The following table sets forth certain cash flow information for the six months ended October 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Operating activities	$9,051	$(30,652)	$39,703	-129.5%
Investing activities	(18,589)	(33,127)	(14,538)	-43.9%
Financing activities	(2,915)	70,401	73,316	-104.1%
Total cash flow	$(12,453)	$6,622	$98,481	-1487.2%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

Cash provided by operating activities was $9.1 million for the six months ended October 31, 2018 compared with a cash usage of $30.7 million for the six months ended October 31, 2017. Cash provided by operating activities for the six months ended October 31, 2018 was impacted by net income before depreciation and amortization of $40.3 million, $5.5 million of increased accounts payable because of timing of payments, and $2.3 million of increased payroll and incentives due to increased management incentive accruals. Cash provided by operating activities was partially offset by $22.5 million of increased inventory because of a seasonal build in inventory in preparation for the fall and winter holiday and industry show seasons that typically result in higher demand for our products, a $12.1 million reduction in accrued expenses because of decreased promotional product discounts and consumer rebate accruals, and $7.3 million of decreased accounts receivable due to the timing of customer payments. We anticipate that inventory levels may continue to increase due to a planned inventory build to reduce the risk of potential shipping disruptions that may arise when our national logistics facility in Missouri becomes operational as well as additional product availability to meet our customers’ needs.

Investing Activities

Cash used in investing activities decreased $14.5 million for the six months ended October 31, 2018 compared with the prior year comparable period. We recorded capital expenditures of $19.6 million during the six months ended October 31, 2018, $9.7 million lower than the prior year comparable period. Excluding spending related to our national logistics facility, we currently expect to spend approximately $20.0 million to $25.0 million on capital expenditures in fiscal 2019. Including spending related to our national logistics facility, we currently expect to spend between $45.0 million to $50.0 million on capital expenditures, an increase of $26.5 million to $31.5 million, respectively, over the $18.5 million spent in fiscal 2018. The building for our national logistics facility will be treated as a capital lease and will be recorded in construction in progress, offset by a capital lease payable throughout building construction and will have no impact on cash flow. As of October 31, 2018, we recorded $38.5 million in construction in progress, which is included in property, plant, and equipment in our condensed consolidated balance sheet, for costs incurred by the builder relating to the purchase of land and costs related to the design and construction of the building, offset by a $38.5 million capital lease payable, which is included in capital lease payable, net of current portion, in our condensed consolidated balance sheet. The total cost of the building is estimated to be approximately $46.0 million, of which we expect approximately $44.0 million will be recorded as a right of use asset on our condensed consolidated balance sheet when construction is complete. In addition, we expect to spend between $25.0 million and $30.0 million related to material handling equipment, information technology systems, and other capital projects in support of our national logistics facility.

Financing Activities

Cash used in financing activities was $2.9 million for the six months ended October 31, 2018 compared with cash provided by financing activities of $70.4 million for the six months ended October 31, 2017. Cash used in financing activities during the six months ended October 31, 2018 was primarily a result of principal payments on our Term Loan.

Credit Facilities – On June 15, 2015, we and certain of our domestic subsidiaries entered into an unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan, of which $84.5 million remains outstanding as of October 31, 2018. The Revolving Line provides for availability for general corporate purposes, with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. On October 27, 2016, we entered into a second amendment to our Credit Agreement, or the Second Amendment, which, among other things, increased the Revolving Line to $350.0 million, increased the option to expand the credit commitment to an additional $150.0 million, and extended the maturity of the Revolving Line from June 15, 2020 to October 27, 2021. Other than the changes described in the Second Amendment, we otherwise remain subject to the terms of the Credit Agreement, as described below. We incurred $525,000 of debt issuance costs related to this amendment and have recorded these costs in notes and loans payable in the condensed consolidated balance sheet.

We were required to obtain interest rate protection on the Term Loan covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement, which requires us to pay interest at a defined rate of 1.56% while receiving interest at a defined variable rate equal to the one-month LIBOR rate. This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan, which is subject to change based on changes in our consolidated leverage ratio. As of October 31, 2018, our interest rate on the Term Loan was 4.16%.

As of October 31, 2018, the interest rate swap was considered effective and had no effect on earnings. The fair value of the interest rate swap on October 31, 2018 was an asset of $1.9 million and was recorded in other assets on our condensed consolidated balance sheet. We do not expect the interest rate swap to have any material impact on earnings within the next 12 months.

2018 Senior Notes - During fiscal 2015, we issued an aggregate of $75.0 million of 5.000% Senior Notes due 2018, or the 2018 Senior Notes, to various institutional investors pursuant to the terms and conditions of an indenture and purchase agreements. The 2018 Senior Notes bore interest at a rate of 5.000% per annum payable on January 15 and July 15 of each year, beginning on January 15, 2015. We incurred $2.3 million of debt issuance costs related to the issuance of the 2018 Senior Notes. As discussed below, the 2018 Senior Notes were redeemed on March 8, 2018 with proceeds from the issuance of 5.000% Senior Notes due 2020, or the 2020 Senior Notes. As part of the redemption, in fiscal 2018, we wrote off $226,000 of debt issuance costs related to the 2018 Senior Notes.

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

The Credit Agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 2020 Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of October 31, 2018.

During fiscal 2017, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until March 28, 2019. As of October 31, 2018, there were no purchases under this stock repurchase program.

Our future capital requirements will depend on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the construction of our national logistics facility, and any acquisitions or strategic investments that we may make. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.

As of October 31, 2018, we had $36.4 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended October 31, 2018, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding. We enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk associated with our variable rate debt. We may be exposed to credit and market risks, including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. As of October 31, 2018, we have an interest rate swap agreement outstanding, which matures on June 15, 2020 and hedges the variable interest on our Term Loan. The outstanding balance of the Term Loan was $84.5 million, and the aggregate net fair value of the interest rate swap was $1.9 million as of October 31, 2018. The fair value of this interest rate swap agreement is dependent upon existing market interest rates and swap spreads. We do not anticipate future changes in interest rates to have a material impact on our consolidated financial statements. As of October 31, 2018, the effective interest rate of our Term Loan was 4.16%.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2018, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2018, our disclosure controls and procedures were effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The nature of legal proceedings against us is discussed in Note 12—Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During fiscal 2017, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until March 28, 2019. As of October 31, 2018, we have made no purchases under this stock repurchase program.

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

AMERICAN OUTDOOR BRANDS CORPORATION, a Nevada corporation

Date: December 6, 2018	By:	/s/ P. James Debney
P. James Debney
President and Chief Executive Officer

Date: December 6, 2018	By:	/s/ Jeffrey D. Buchanan
Jeffrey D. Buchanan
Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer