Form 10-Q
period 2019-01-31
AMERICAN OUTDOOR BRANDS CORP
filed 2019-03-07
CIK 1092796

00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

The registrant had 54,557,948 shares of common stock, par value $0.001, outstanding as of March 5, 2019.

AMERICAN OUTDOOR BRANDS CORPORATION

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended January 31, 2019 and 2018

Smith & Wesson®, S&W®, M&P®, M&P Shield®, Performance Center®, Bodyguard®, Governor®, SW22 Victory®, T/C ®, America’s Master Gunmaker ®, Compass®, Contender®, Dimension®, Encore®, Triumph®, Weather Shield®, Caldwell®, Delta Series®, Wheeler®, Tipton®, Frankford Arsenal®, Lockdown®, BOG-POD®, Golden Rod®, Mag Charger®, Hooyman®, Schrade®, Old Timer®, Uncle Henry®, Imperial®, Non-Typical Wildlife Solutions®, Crimson Trace®, Lasergrips®, Laserguard®, Rail Master®, Shockstop®, Laserlyte®, Key Gear®, U-Dig-It®, Bubba®, Bubba Blade®, One Cut and You’re Through®, Gemtech®, G-Core®, Halo®, Integra®, World Class Silencers®, LiNQ®, Stinky Bubba®, and Turkinator™ are some of the registered U.S. trademarks of our company or one of our subsidiaries. American Outdoor Brands CorporationSM, M2.0™, SDVE™, Thompson/Center Arms™, Impact!™, Strike™, Venture™, Defender Series™, Instinctive Activation™, Master Series™, UST™, Blast Jacket™, One™, The Professional’s Choice for Decades™, and World Class Ammunition™ are some of the unregistered trademarks of our company or one of our subsidiaries. This report also may contain trademarks and trade names of other companies.

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding the impact, if any, of recently issued accounting standards on our consolidated financial statements; the expected performance of acquired businesses; our assessment of factors relating to the valuation of assets acquired and liabilities assumed in acquisitions, the timing for such evaluations, and the potential adjustment in such evaluations; assessments that we make about determining segments and reporting units; the features of our outstanding debt and our expectation that our interest rate swap will not have any material effect on our earnings or our consolidated financial statements within the next 12 months; estimated amortization expense of intangible assets for future periods; the potential for impairment charges; potential repurchases of our common stock; the outcome of the lawsuits to which we are subject and their effect on us; our belief that inventory levels, both internally and in the distribution channel, in excess of demand, may negatively impact future operating results; our belief that it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors, including seasonality, new product introductions, news events, political events,  and consumer tastes; our belief that inventory levels may continue to increase due to planned inventory to reduce the risk of shipping complications at the time that our national logistics facility becomes operational; the impact of the Tax Cuts and Jobs Act, or Tax Reform, on our operating results, including our belief that Tax Reform will be a benefit to us and reduce our effective tax rate; the effects of acquisitions on our overall financial performance; our assessment of our acquisitions, including the quality and strength of their products; our assessment of consumer demand and factors that stimulate demand for our products; the effect on our business of various factors, including terrorism and the level of political pressures on firearm laws and regulations; future investments for capital expenditures; future products and product developments; the features, quality, and performance of our products; the success of particular product or marketing programs; our market share and factors that affect our market share; and liquidity and anticipated cash needs and availability. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q reflect our views as of the date of this Quarterly Report on Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among other, economic, social, political, legislative, and regulatory factors; the potential for increased regulation of firearms and firearms-related products; actions of social activists that could have an adverse effect on our business; the impact of lawsuits; the demand for our products; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; our competitive environment; the supply, availability, and costs of raw materials and components; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; our penetration rates in new and existing markets; our strategies; our ability to maintain and enhance brand recognition and reputation; risks associated with the establishment of our new 632,000 square foot national logistics facility including the timing of completion and the expected benefits; our ability to introduce new products; the success of new products; our ability to expand our markets; our ability to integrate acquired businesses in a successful manner; the general growth of our outdoor products and accessories business; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, filed with the SEC on June 20, 2018.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	January 31, 2019	April 30, 2018
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$37,470	$48,860
Accounts receivable, net of allowance for doubtful accounts of $1,943 on January 31, 2019 and $1,824 on April 30, 2018	75,493	56,676
Inventories	173,515	153,353
Prepaid expenses and other current assets	7,602	6,893
Income tax receivable	3,327	4,582
Total current assets	297,407	270,364
Property, plant, and equipment, net	185,599	159,125
Intangibles, net	97,208	112,760
Goodwill	182,101	191,287
Other assets	10,523	11,524
	$772,838	$745,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,895	$33,617
Accrued expenses and deferred revenue	37,515	41,632
Accrued payroll and incentives	16,329	10,514
Accrued income taxes	404	513
Accrued profit sharing	1,580	1,283
Accrued warranty	5,273	6,823
Current portion of notes and loans payable	6,300	6,300
Total current liabilities	101,296	100,682
Deferred income taxes	11,118	12,895
Notes and loans payable, net of current portion	175,902	180,304
Capital lease payable, net of current portion	45,580	22,143
Other non-current liabilities	6,955	6,888
Total liabilities	340,851	322,912
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 72,715,052 issued and 54,548,190 shares outstanding on January 31, 2019 and 72,433,705 shares issued and 54,266,843 shares outstanding on April 30, 2018	73	72
Additional paid-in capital	260,212	253,616
Retained earnings	393,122	389,146
Accumulated other comprehensive income	955	1,689
Treasury stock, at cost (18,166,862 shares on January 31, 2019 and April 30, 2018)	(222,375)	(222,375)
Total stockholders’ equity	431,987	422,148
	$772,838	$745,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS)/INCOME AND COMPREHENSIVE (LOSS)/INCOME

(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net sales	$162,008	$157,376	$462,544	$434,825
Cost of sales	107,949	110,459	299,677	296,477
Gross profit	54,059	46,917	162,867	138,348
Operating expenses:
Research and development	3,297	3,148	9,358	8,680
Selling and marketing	15,373	16,142	42,279	43,210
General and administrative	27,026	21,785	78,065	75,826
Goodwill impairment	10,396	—	10,396	—
Total operating expenses	56,092	41,075	140,098	127,716
Operating (loss)/income	(2,033)	5,842	22,769	10,632
Other (expense)/income, net:
Other income/(expense), net	47	87	38	1,382
Interest expense, net	(2,548)	(2,999)	(6,822)	(8,353)
Total other (expense)/income, net	(2,501)	(2,912)	(6,784)	(6,971)
(Loss)/income from operations before income taxes	(4,534)	2,930	15,985	3,661
Income tax expense/(benefit)	1,191	(8,465)	7,399	(8,803)
Net (loss)/income	(5,725)	11,395	8,586	12,464
Comprehensive (loss)/income:
Change in unrealized (loss)/income on interest rate swap	(834)	853	(991)	1,089
Other comprehensive (loss)/income, before income taxes	(834)	853	(991)	1,089
Income tax benefit/(expense) on other comprehensive loss	217	(234)	257	(321)
Other comprehensive (loss)/income, net of tax	(617)	619	(734)	768
Comprehensive (loss)/income:	$(6,342)	$12,014	$7,852	$13,232
Net (loss)/income per share:
Basic	$(0.10)	$0.21	$0.16	$0.23
Diluted	$(0.10)	$0.21	$0.16	$0.23
Weighted average number of common shares outstanding:
Basic	54,544	54,122	54,444	54,024
Diluted	54,544	54,657	55,132	54,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income/(Loss)	Shares	Amount	Equity
Balance at April 30, 2018	72,434	$72	$253,616	$389,146	$1,689	18,167	$(222,375)	$422,148
Proceeds from exercise of employee stock options	33	—	215	—	—	—	—	215
Stock-based compensation	—	—	6,070	—	—	—	—	6,070
Shares issued under employee stock purchase plan	108	—	943	—	—	—	—	943
Change in unrealized loss on interest rate swap, net of tax effect	—	—	—	—	(734)	—	—	(734)
Impact of adoption of accounting standard updates	—	—	—	(4,610)	—	—	—	(4,610)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	140	1	(632)	—	—	—	—	(631)
Net income	—	—	—	8,586	—	—	—	8,586
Balance at January 31, 2019	72,715	$73	$260,212	$393,122	$955	18,167	$(222,375)	$431,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended January 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$8,586	$12,464
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	39,624	38,775
(Loss)/gain on sale/disposition of assets	(1,033)	36
Provision for losses on notes and accounts receivable	832	304
Goodwill impairment	10,396	—
Deferred income taxes	(1,519)	(10,622)
Change in fair value of contingent consideration	(60)	(1,300)
Stock-based compensation expense	6,070	5,764
Changes in operating assets and liabilities:
Accounts receivable	(19,347)	34,103
Inventories	(20,186)	(25,914)
Prepaid expenses and other current assets	(591)	(803)
Income taxes	1,146	931
Accounts payable	664	(20,385)
Accrued payroll and incentives	5,815	(11,197)
Accrued profit sharing	297	(12,404)
Accrued expenses and deferred revenue	(8,532)	(14,667)
Accrued warranty	(1,550)	201
Other assets	10	(403)
Other non-current liabilities	123	613
Net cash provided by/(used in) operating activities	20,745	(4,504)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(1,791)	(23,120)
Payments to acquire patents and software	(355)	(384)
Proceeds from sale of property and equipment	1,223	6
Payments to acquire property and equipment	(25,989)	(13,956)
Net cash used in investing activities	(26,912)	(37,454)
Cash flows from financing activities:
Proceeds from loans and notes payable	50,000	75,000
Payments on capital lease obligation	(1,025)	(484)
Payments on notes and loans payable	(54,725)	(54,725)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	1,158	1,081
Payment of employee withholding tax related to restricted stock units	(631)	(2,271)
Net cash (used in)/provided by financing activities	(5,223)	18,601
Net decrease in cash and cash equivalents	(11,390)	(23,357)
Cash and cash equivalents, beginning of period	48,860	61,549
Cash and cash equivalents, end of period	$37,470	$38,192
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$5,554	$8,574
Income taxes	$6,885	$1,355

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Nine Months Ended January 31,
	2019	2018
	(In thousands)
Purchases of property and equipment included in accounts payable	$1,606	$3,453
Purchases of property and equipment funded by capital lease	24,271	11,119
Capital lease obligation	24,271	11,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2019 and 2018

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

In our Outdoor Products & Accessories segment, we design, source, distribute, and manufacture reloading, gunsmithing, and gun cleaning supplies; high-quality stainless steel cutting tools and accessories; flashlights; tree saws and related trimming accessories; shooting supplies, rests, and other related accessories; fishing accessories; apparel; vault accessories; laser grips and laser sights; and a full range of products for survival and emergency preparedness. We sell our products under the Caldwell, Wheeler, Tipton, Frankford Arsenal, Smith & Wesson, M&P, Thompson/Center, Lockdown, Hooyman, BOG-POD, Golden Rod, Non-Typical Wildlife Solutions, Crimson Trace, Imperial, Schrade, Old Timer, Uncle Henry, Bubba Blade, UST, LaserLyte, and KeyGear brands. We develop and market our outdoor products and accessories at our facilities in Columbia, Missouri; Wilsonville, Oregon; and Jacksonville, Florida.

During fiscal 2018, we acquired substantially all of the net assets of Gemini Technologies, Incorporated, or Gemtech, as well as Bubba Blade branded products and other assets from Fish Tales, LLC, in two separate transactions, which we refer to collectively as the 2018 Acquisitions. See Note 4 – Acquisitions below for more information regarding these transactions.

In January 2019, we acquired substantially all of the LaserLyte branded products and other assets, or LaserLyte, from P&L Industries Inc., or P&L Industries, for a purchase price of $2.0 million, subject to certain adjustments, utilizing cash on hand. P&L Industries was a provider of laser training and sighting products for the consumer market. The operations of LaserLyte will be fully integrated into our facility located in Wilsonville, Oregon and reported in our Outdoor Products & Accessories segment. This acquisition did not have a material impact on our condensed consolidated financial statements for all periods presented.

(2) Basis of Presentation:

Interim Financial Information – The condensed consolidated balance sheet as of January 31, 2019, the condensed consolidated statements of (loss)/income and comprehensive (loss)/income for the three and nine months ended January 31, 2019 and 2018, the condensed consolidated statement of changes in stockholders’ equity for the nine months ended January 31, 2019, and the condensed consolidated statements of cash flows for the three and nine months ended January 31, 2019 and 2018 have been prepared by us without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at January 31, 2019 and for the periods presented, have been included. All intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2018 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018. The results of operations for the three and nine months ended January 31, 2019 may not be indicative of the results that may be expected for the year ending April 30, 2019, or any other period.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2019 and 2018

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

In accordance with ASC 350, Intangibles-Goodwill and Other, we test goodwill for impairment on an annual basis on February 1 and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the operating units to their carrying amounts to assess whether impairment is present. We have reviewed the provisions of ASC 350-20, with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of ASC 350-20, we have determined that we have three operating units: Firearms, Outdoor Products & Accessories, and Electro-Optics.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2019 and 2018

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

A combination of factors occurring in the firearms industry during the last few years, including changes in the political environment and reduced overall demand for both firearms and the accessories that are attached to firearms, such as laser sights, has resulted in us lowering our long-range sales volume, operating profit, and cash flow forecasts in our Electro-Optics operating unit. Based on those forecasts, we felt it important to seek out efficiencies in that operating unit to increase operating performance and as a result decided to combine our Electro-Optics operating units with our Outdoor Products & Accessories operating unit. The lowered forecasts and the decision to reorganize those operating units caused us to evaluate the fair value of our operating units utilizing those forecasts. Because of that evaluation, we recorded a $10.4 million impairment of goodwill in our Electro-Optics operating unit during the three months ended January 31, 2019. This impairment was recorded in our Outdoor Products & Accessories reporting segment.

We evaluated our other operating units and concluded that the fair value exceeded the carrying amount. The remeasurement of goodwill is classified as a Level 3 fair value assessment as described in Note 7 - Fair Value Measurement, due to the significance of unobservable inputs developed using company-specific information.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), or ASU 2016-02, which amends the existing guidance to require lessees to recognize lease assets and liabilities arising from operating leases in a classified balance sheet. The requirements of this ASU are effective for financial statements for annual periods beginning after December 15, 2018, and early adoption is permitted. We are in the process of implementing leasing software to assist us in the accounting and tracking of leases and plan to use the optional transition method allowed by ASU 2016-02. Under this method, the standard will be applied in the comparative period presented in the year of adoption. We plan to elect to use the package of practical expedients, which permits us to not reassess certain lease contract provisions. Although we anticipate the effect of ASU 2016-02 will result in increasing our lease assets and liabilities on our consolidated balance sheet, we are still evaluating the impact it will have on our consolidated financial statements. We plan to adopt ASU 2016-02 in our first quarter of fiscal 2020.

(3) Revenue Recognition and Contracts with Customers:

On May 1, 2018, we adopted ASU 2014-09 using the modified retrospective approach, and recorded a contract liability, included in accrued expenses in the condensed consolidated balance sheet, for outstanding performance obligations related to sales promotions. Under the modified retrospective approach, results for reporting periods after May 1, 2018 will be presented in accordance with ASU 2014-09, while prior period amounts will not be adjusted and will continue to be reported in accordance with the previous guidance, Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition. When evaluating our performance obligations, we disaggregate revenue based on major product lines, which correlate with our reportable segments disclosed in Note 12 — Segment Reporting. Also, domestic sales account for 95% of our total net sales. There are no significant judgments or estimates used in the determination of performance obligations, and the transaction price for the performance obligations are allocated on a pro-rata basis. There are no other contract costs that need to be considered based on the nature of our performance obligations.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2019 and 2018

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

The following table outlines the impact of the adoption of ASU 2014-09 on revenue recognized during the nine-month period ended January 31, 2019 (in thousands):

Outstanding performance obligations with customers as of May 1, 2018	$23,305
Revenue recognized	(13,998)
Revenue deferred	4,314
Outstanding performance obligations with customers as of July 31, 2018	13,621
Revenue recognized	(12,337)
Revenue deferred	7,667
Outstanding performance obligations with customers as of October 31, 2018	8,951
Revenue recognized	(10,229)
Revenue deferred	9,064
Outstanding performance obligations with customers as of January 31, 2019	$7,786

During the nine months ended January 31, 2019, we recognized $22.6 million of revenue previously deferred as of May 1, 2018 as the performance obligations relating to sales promotions was satisfied. In addition, we deferred $7.1 million during fiscal 2019, net of revenue recognized, as the performance obligations related to sales promotions have not been satisfied, resulting in an outstanding performance obligation liability of $7.8 million that is recorded in accrued expenses in the condensed consolidated balance sheet. During the nine months ended January 31, 2019, we recognized a $15.5 million net increase of revenue relating to the adoption of ASU 2014-09. We estimate that the majority of the revenue from the outstanding performance obligations as of January 31, 2019 will be recognized during fiscal 2019. As a result of the adoption of ASU 2014-09, for the three months ended January 31, 2019, gross margin was unfavorably impacted by 100 basis points and earnings per share was increased by $0.01, and for the nine months ended January 31, 2019, gross margin was unfavorably impacted by 600 basis points and earnings per share was increased by $0.05.

(4) Acquisitions:

2018 Acquisitions

In August 2017, in two separate transactions, we acquired (1) substantially all of the net assets of Gemtech and (2) Bubba Blade branded products and other assets from Fish Tales, LLC. The aggregate purchase price for the two acquisitions was $23.1 million, subject to certain adjustments, for which we utilized a combination of cash on hand and borrowings under our revolving line of credit. In connection with the Gemtech acquisition, additional consideration of up to a maximum of $17.1 million may be paid contingent upon the cumulative three-year sales volume of Gemtech products. The valuation of this contingent consideration liability was established in accordance with ASC 805 — Business Combinations. Based on current forecasted revenue, we believe it is unlikely that the acquired business will achieve the performance metrics. Therefore, as of January 31, 2019, the contingent liability was recorded at a fair value of $100,000 in non-current liabilities. Gemtech, based in Meridian, Idaho, is a provider of quality suppressors and accessories for the consumer, law enforcement, and military markets. Fish Tales, LLC, based in Oro Valley, Arizona and currently operated out of our Columbia, Missouri facility, was a provider of premium sportsmen knives and tools for fishing and hunting,

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2019 and 2018

including the premium knife brand Bubba Blade. The valuations of the assets acquired and liabilities assumed in the 2018 Acquisitions are complete. During the three months ended October 31, 2018, we increased goodwill by $618,000 due to inventory valuation adjustments.

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

(5) Goodwill and Intangible Assets:

The changes in the carrying amount of goodwill for the three and nine months ended January 31, 2019 by reporting segment are as follows:

		Outdoor Products &
	Firearms Segment	Accessories Segment	Total Goodwill
Balance as of April 30, 2018	$18,490	$172,797	$191,287
Adjustments	(84)	—	(84)
Balance as of July 31, 2018	18,406	172,797	191,203
Adjustments	618	—	618
Balance as of October 31, 2018	19,024	172,797	191,821
Acquisitions	—	676	676
Goodwill impairment	—	(10,396)	(10,396)
Balance as of January 31, 2019	$19,024	$163,077	$182,101

See Note 2 — Basis of Presentation for more detail on the goodwill impairment charge.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2019 and 2018

See Note 12 — Segment Reporting for more detail on segment financial information.

The following table presents a summary of intangible assets as of January 31, 2019 and April 30, 2018 (in thousands):

	January 31, 2019			April 30, 2018
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$92,560	$(35,903)	$56,657	$92,360	$(28,252)	$64,108
Developed technology	21,230	(12,192)	9,038	21,130	(8,178)	12,952
Patents, trademarks, and trade names	57,425	(26,920)	30,505	56,718	(22,099)	34,619
Backlog	1,150	(1,150)	—	1,150	(1,150)	—
	172,365	(76,165)	96,200	171,358	(59,679)	111,679
Patents in progress	782	—	782	855	—	855
Total definite-lived intangible assets	173,147	(76,165)	96,982	172,213	(59,679)	112,534
Indefinite-lived intangible assets	226	—	226	226	—	226
Total intangible assets	$173,373	$(76,165)	$97,208	$172,439	$(59,679)	$112,760

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed technology, and five years for patents, trademarks, and trade names. Amortization expense, excluding amortization of deferred financing costs, amounted to $5.5 million and $5.4 million for the three months ended January 31, 2019 and 2018, respectively. Amortization expense, excluding amortization of deferred financing costs, amounted to $16.5 million and $15.4 for the nine months ended January 31, 2019 and 2018, respectively.

Estimated amortization expense of intangible assets for the remainder of fiscal 2019 and succeeding fiscal years is as follows (in thousands):

Fiscal	Amount
2019	$5,527
2020	19,204
2021	16,590
2022	14,204
2023	11,835
Thereafter	28,840
Total	$96,200

(6) Notes, Loans Payable, and Financing Arrangements:

Credit Facilities – On June 15, 2015, we and certain of our domestic subsidiaries entered into an unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan, of which $82.9 million remained outstanding as of January 31, 2019. The Revolving Line provides for availability for general corporate purposes, with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. On October 27, 2016, we entered into a second amendment to our Credit Agreement, or the Second Amendment, which, among other things, increased the Revolving Line to $350.0 million, increased the option to expand the credit commitment to an additional $150.0 million, and extended the maturity of the Revolving Line from June 15, 2020 to October 27, 2021. Other than the changes described in the Second Amendment, we otherwise remain subject to the terms of the Credit Agreement, as described below. We incurred $525,000 of debt issuance costs related to this amendment and have recorded these costs in notes and loans payable in the condensed consolidated balance sheet.

As of January 31, 2019, we had $25.0 million of borrowings outstanding on the Revolving Line, which bore interest at 4.51%, equal to the LIBOR rate plus an applicable margin. The Term Loan, which bears interest at a variable rate, requires principal payments

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2019 and 2018

of $6.3 million per annum plus interest, payable quarterly. Any remaining outstanding amount under the Term Loan on the maturity date of June 15, 2020 will be due in full.

We were required to obtain interest rate protection on the Term Loan covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement, which requires us to pay interest at a defined rate of 1.56% while receiving interest at a defined variable rate equal to the one-month LIBOR rate. This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan, which is subject to change based on changes in our consolidated leverage ratio. As of January 31, 2019, our interest rate on the Term Loan was 4.46%.

As of January 31, 2019, the interest rate swap was considered effective and had no effect on earnings. The fair value of the interest rate swap on January 31, 2019 was an asset of $1.1 million, which was recorded in other assets on our condensed consolidated balance sheet. We do not expect the interest rate swap to have any material impact on earnings within the next 12 months.

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

The limitation on indebtedness in the 2020 Senior Notes Indenture is only applicable at such time that the consolidated coverage ratio (as set forth in the 2020 Senior Notes Indenture) for us and our restricted subsidiaries is less than 3.00 to 1.00. In general, as set forth in the 2020 Senior Notes Indenture, the consolidated coverage ratio is determined by comparing our prior four quarters’ consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) to our consolidated interest expense. The

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2019 and 2018

carrying value of our 2020 Senior Notes as of January 31, 2019 approximated the fair value in considering Level 2 inputs within the hierarchy.

The Credit Agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 2020 Senior Notes Indenture contains a financial covenant relating to times interest earned.

Letters of Credit – At January 31, 2019, we had outstanding letters of credit aggregating $1.0 million.

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $37.5 million and $48.9 million as of January 31, 2019 and April 30, 2018, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

The carrying value of our Term Loan approximated the fair value as of January 31, 2019 in considering Level 2 inputs within the hierarchy. The carrying value of our 2020 Senior Notes as of January 31, 2019 approximated the fair value in considering Level 2 inputs within the hierarchy as our 2020 Senior Notes are not frequently traded. The fair value of our interest rate swap was estimated by a third party using inputs that are observable or that can be corroborated by observable market data, such as interest rate yield curves, and, therefore, is classified within Level 2 of the valuation hierarchy. For more information regarding the interest rate swap, refer to Note 6 — Notes, Loans Payable, and Financing Arrangements.

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

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2019 and 2018

In connection with our acquisition of substantially all the net assets of Ultimate Survival Technologies, Inc. in fiscal 2017, up to an additional $2.0 million could have been paid by us over a period of two years, contingent upon the financial performance of the acquired business. The valuation of this contingent consideration liability was established in accordance with ASC 805 — Business Combinations. The initial fair value of this contingent consideration liability was $1.7 million. Based on the forecasted revenue, during fiscal 2018, we recorded a $1.6 million reduction in the fair value of this contingent consideration liability because we did not expect that the acquired business would achieve the performance metrics. During the three months ended January 31, 2019, we recorded a $60,000 reduction in the remaining fair value of this contingent liability because we confirmed the performance metrics were not achieved. These reductions were recorded in other income on the condensed consolidated statements of income.

In connection with the Gemtech acquisition, up to a maximum of $17.1 million may be paid contingent upon the cumulative three-year sales volume of Gemtech products. The valuation of this contingent consideration liability was established in accordance with ASC 805 — Business Combinations. Based on current forecasted revenue, we believe it is unlikely that the acquired business will achieve the performance metrics. Therefore, as of January 31, 2019, the contingent liability was recorded at a fair value of $100,000 in non-current liabilities.

See Note 2 — Basis of Presentation regarding our remeasurement of goodwill in considering Level 3 inputs within the hierarchy.

(8) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or net realizable value, as of January 31, 2019 and April 30, 2018 (in thousands):

	January 31, 2019	April 30, 2018
Finished goods	$115,679	$91,480
Finished parts	37,112	42,075
Work in process	7,263	7,657
Raw material	13,461	12,141
Total inventories	$173,515	$153,353

(9) Stockholders’ Equity:

Treasury Stock

During fiscal 2017, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until March 28, 2019. As of January 31, 2019, there were no share repurchases under this stock repurchase program.

Earnings per Share

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three and nine months ended January 31, 2019 and 2018 (in thousands, except per share data):

	For the Three Months Ended January 31,
	2019			2018
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$(5,725)	54,544	$(0.10)	$11,395	54,122	$0.21
Effect of dilutive stock awards	—	—	—	—	535	—
Diluted earnings	$(5,725)	54,544	$(0.10)	$11,395	54,657	$0.21

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2019 and 2018

	For the Nine Months Ended January 31,
	2019			2018
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$8,586	54,444	$0.16	$12,464	54,024	$0.23
Effect of dilutive stock awards	—	688	—	—	806	—
Diluted earnings	$8,586	55,132	$0.16	$12,464	54,830	$0.23

All our outstanding stock options and restricted stock units, or RSUs, were included in the computation of diluted earnings per share for the three and nine months ended January 31, 2019 and 2018.

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

The number of shares and weighted average exercise prices of stock options for the nine months ended January 31, 2019 and 2018 were as follows:

	For the Nine Months Ended January 31,
	2019		2018
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	316,160	$6.69	335,160	$6.58
Exercised during the period	(32,899)	6.52	(4,000)	5.69
Options outstanding, end of period	283,261	$6.71	331,160	$6.59
Weighted average remaining contractual life	2.49 years		3.28 years
Options exercisable, end of period	283,261	$6.71	331,160	$6.59
Weighted average remaining contractual life	2.49 years		3.28 years

The aggregate intrinsic value of outstanding and exercisable stock options as of January 31, 2019 and 2018 was $1.5 million and $1.8 million, respectively. There were no stock options exercised in the three months ended January 31, 2019. The aggregate intrinsic value of the stock options exercised in the three months ended January 31, 2018 was $28,600. The aggregate intrinsic value of the stock options exercised in the nine months ended January 31, 2019 and 2018 was $230,000 and $23,600, respectively. At January 31, 2019, there was no unrecognized compensation expense relating to outstanding stock options.

We have an Employee Stock Purchase Plan, or ESPP, in which each participant is granted an option to purchase our common stock on each subsequent exercise date during the offering period (as such terms are defined in the ESPP) in accordance with the terms of the ESPP. During the nine months ended January 31, 2019 and 2018, 107,525 and 81,643 shares were purchased under our ESPP, respectively.

The total stock-based compensation expense, including stock options, purchases under our ESPP, RSUs, and performance-based RSUs, or PSUs, was $6.1 million and $5.8 million for the nine months ended January 31, 2019 and 2018, respectively. Stock-based compensation expense is included in cost of sales, sales and marketing, research and development, and general and administrative expenses.

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

For the Three and Nine Months Ended January 31, 2019 and 2018

We grant PSUs to our executive officers and certain management employees who are not executive officers. The PSUs vest, and the fair value of such PSUs will be recognized, over the corresponding three-year performance period.

During the nine months ended January 31, 2019, we granted an aggregate of 192,085 service-based RSUs, including 142,576 to non-executive officer employees and 49,509 RSUs to our directors. Compensation expense recognized related to grants of RSUs and PSUs was $5.8 million for the nine months ended January 31, 2019. During the nine months ended January 31, 2019, we cancelled 112,000 PSUs as a result of the performance metric not being met and 25,453 service-based RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the nine months ended January 31, 2019, we delivered common stock to our employees and directors, including our executive officers, with a total market value of $2.4 million.

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

A summary of activity for unvested RSUs and PSUs for the nine months ended January 31, 2019 and 2018 is as follows:

	For the Nine Months Ended January 31,
	2019		2018
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	1,442,316	$17.80	1,428,848	$18.46
Awarded	192,085	12.61	248,676	20.84
Vested	(195,808)	19.54	(298,727)	16.51
Forfeited	(137,453)	16.05	(230,441)	16.65
RSUs and PSUs outstanding, end of period	1,301,140	$16.99	1,148,356	$19.77

As of January 31, 2019, there was $6.5 million of unrecognized compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average remaining contractual term of 1.3 years.

(10) Income Taxes:

Income tax provisions for interim periods are based on estimated effective annual income tax rates and include federal and state income taxes.

On December 22, 2017, the U.S. federal government enacted comprehensive tax legislation with the Tax Cuts and Jobs Act, or Tax Reform, which made broad and complex changes to the U.S. tax code. Tax Reform significantly revised the corporate federal income tax by, among other things, lowering the corporate federal income tax rate, limiting various deductions, and repealing the domestic manufacturing deduction. We expect to see net benefits from the lower federal tax rate, although there are offsetting effects from other components of Tax Reform.

Tax Reform reduced the U.S. federal statutory income tax rate from 35% to 21% generally effective for tax years beginning on or after January 1, 2018. Our U.S. federal statutory tax rate will be 21.0% in fiscal 2019.

On December 22, 2017, the SEC issued Staff Accounting Bulletin 118, or SAB118, that provided additional guidance allowing companies to use a measurement period, similar to that used in business combinations, to account for the impacts of Tax Reform in their financial statements. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the Tax Reform was incomplete, the company was allowed a one-year period after the enactment date of Tax Reform to finalize the recording of the related tax accounting effects.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2019 and 2018

We estimated the impact of Tax Reform, based on currently available information and interpretations of the law, to be a benefit to us of $8.7 million, which was included in our fiscal 2018 tax benefit. The majority of the tax benefit is due to remeasurement of deferred tax assets and liabilities at lower enacted corporate federal tax rates, which did not have a cash impact in fiscal 2018. During the three months ended January 31, 2019, we completed our accounting and made no material adjustments to the provisional amounts previously recorded.

The income tax provisions represented effective tax rates of -26.3% and -288.9% for the three months ended January 31, 2019 and 2018, respectively. The income tax provisions represented effective tax rates of 46.3% and -240.5% for the nine months ended January 31, 2019 and 2018, respectively.

(11) Commitments and Contingencies:

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

We are a defendant in six product liability cases and are aware of seven other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. In January 2018, the trial court granted defendants’ Motion for Judgement on the Pleadings, dismissing the case in its entirety. In February 2018, plaintiffs appealed the dismissal to the Indiana Court of Appeals. In May 2018, we were named in an action related to the Parkland, Florida shooting, filed in the Circuit Court, Broward County, Florida, seeking a declaratory judgement that a Florida statute that provides firearm manufacturers and dealers immunity from liability when their legally manufactured and lawfully sold firearms are later used in criminal acts only applies to civil actions commenced by governmental agencies not private litigants. In August 2018, we moved to dismiss the complaint on the grounds that it seeks an impermissible advisory opinion.

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

For the Three and Nine Months Ended January 31, 2019 and 2018

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

Leases

In fiscal 2017, we announced a plan to establish a national logistics facility in Boone County, Missouri. We ultimately plan to rely on this logistics facility for substantially all of our product distribution. In fiscal 2018, we broke ground on our new 633,000 square foot facility, which was completed in November 2018 and will become operational over the course of the remainder of the fiscal year. As part of the completion of the building, we entered into a lease agreement with the developer of the building for $46.2 million. The lease has an effective interest rate of approximately 5.0% and is payable in 240 monthly installments through fiscal 2039. Leases are accounted for under the provisions of ASC 840-10, Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Based on our evaluation under ASC 840-10, we determined that the lease qualified as a capital lease because the net present value of future lease payments exceeded 90% of the fair market value of the leased building. The building is pledged to secure the amounts outstanding. We included $615,000 of short-term capital lease obligation in accrued expenses and $45.6 million in long-term capital lease obligation on the condensed consolidated balance sheet. As noted above, we plan to adopt ASU 2016-02 - Leases, in our first quarter of fiscal 2020. Upon adoption, we plan to remove the current finance obligation and capital lease asset and record a right of use asset and lease liability equal to the net present value of future minimum lease payments. We expect the lease liability to be $40.8 million and right of use asset to be $41.6 million upon adoption of ASU 2016-02.

Future minimum lease payments, including all our capital leases, for the remainder of fiscal 2019 and the succeeding fiscal years is as follows (in thousands):

Capital Lease Obligation
2019	804
2020	2,965
2021	3,016
2022	3,056
2023	3,072
Thereafter	66,320
Total future minimum lease payments	79,233
Less amounts representing interest	(32,993)
Present value of minimum lease payments	46,240
Less current maturities of capital lease	(660)
Long-term maturities of capital lease	$45,580

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2019 and 2018

UST Transition

In August 2018, we announced a plan to transition our Ultimate Survival Technologies, LLC, or UST, business and operations into our Columbia, Missouri facility. That plan includes (i) closing our Jacksonville, Florida facility as part of our previously announced strategy to consolidate warehousing and logistics operations into the national logistics facility that we are constructing in Missouri and (ii) relocating our Jacksonville-based UST sales, marketing, and research and development activities to Columbia, Missouri. In connection with the integration, we expect to incur restructuring charges of approximately $1.5 million to $2.5 million relating to tangible asset impairment, severance, retention, and relocation beginning in our second quarter of fiscal 2019 and concluding in our first quarter of fiscal 2020, with cash outlays primarily being incurred in our first quarter of fiscal 2020. For the nine months ended January 31, 2019, we have recorded approximately $741,000 of costs associated with this transition.

(12) Segment Reporting:

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

Segment assets are those directly used in or clearly allocable to a reportable segment’s operations. Assets by business segment are presented in the following table as of January 31, 2019 and April 30, 2018 (in thousands):

	As of January 31, 2019			As of April 30, 2018
	Firearms	Outdoor Products & Accessories	Total	Firearms	Outdoor Products & Accessories	Total
Total assets	$388,395	$384,443	$772,838	$346,517	$398,543	$745,060
Property, plant, and equipment, net	172,517	13,082	185,599	146,154	12,971	159,125
Intangibles, net	4,746	92,462	97,208	4,944	107,816	112,760
Goodwill	19,024	163,077	182,101	18,490	172,797	191,287

Results by business segment are presented in the following tables for the three months ended January 31, 2019 and 2018 (in thousands):

	For the Three Months Ended January 31, 2019 (a)
	Firearms	Outdoor Products & Accessories		Corporate	Intersegment Eliminations	Total
Revenue from external customers	$123,045	$38,963		$—	$—	$162,008
Intersegment revenue	578	2,948		—	(3,526)	—
Total net sales	123,623	41,911		—	(3,526)	162,008
Cost of sales	89,262	22,564		—	(3,877)	107,949
Gross margin	34,361	19,347		—	351	54,059
Operating income/(loss)	9,792	(13,529)	(b)	(11,427)	13,131	(2,033)
Income tax expense/(benefit)	2,461	(459)		(811)	—	1,191

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2019 and 2018

	For the Three Months Ended January 31, 2018 (a)
	Firearms	Outdoor Products & Accessories	Corporate	Intersegment Eliminations	Total
Revenue from external customers	$116,882	$40,494	$—	$—	$157,376
Intersegment revenue	762	4,230	—	(4,992)	—
Total net sales	117,644	44,724	—	(4,992)	157,376
Cost of sales	91,301	23,649	—	(4,491)	110,459
Gross margin	26,343	21,075	—	(501)	46,917
Operating income/(loss)	7,604	1,058	(10,517)	7,697	5,842
Income tax expense/(benefit)	14,519	(7,421)	(15,563)	—	(8,465)

Results by business segment are presented in the following tables for the nine months ended January 31, 2019 and 2018 (in thousands):

	For the Nine Months Ended January 31, 2019 (a)
	Firearms	Outdoor Products & Accessories		Corporate	Intersegment Eliminations	Total
Revenue from external customers	$338,513	$124,031		$—	$—	$462,544
Intersegment revenue	2,125	11,087		—	(13,212)	—
Total net sales	340,638	135,118		—	(13,212)	462,544
Cost of sales	239,639	73,474		—	(13,436)	299,677
Gross margin	100,999	61,644		—	224	162,867
Operating income/(loss)	34,255	(15,550)	(b)	(33,168)	37,232	22,769
Income tax expense/(benefit)	9,295	(466)		(1,430)	—	7,399

	For the Nine Months Ended January 31, 2018 (a)
	Firearms	Outdoor Products & Accessories	Corporate	Intersegment Eliminations	Total
Revenue from external customers	$315,545	$119,280	$—	$—	$434,825
Intersegment revenue	2,955	8,771	—	(11,726)	—
Total net sales	318,500	128,051	—	(11,726)	434,825
Cost of sales	236,224	70,463	—	(10,210)	296,477
Gross margin	82,276	57,588	—	(1,516)	138,348
Operating income/(loss)	10,536	(1,251)	(33,030)	34,377	10,632
Income tax expense/(benefit)	20,581	(7,988)	(21,396)	—	(8,803)

(a)

We allocate all of corporate overhead expenses except for interest and income taxes, such as general and administrative expenses and other corporate-level expenses, to both our Firearms and Outdoor Products & Accessories segments.

(b)	Amount includes a non-cash goodwill impairment charge of $10.4 million recorded during the three months ended January 31, 2019.

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

In January 2019, we acquired substantially all of the LaserLyte branded products and other assets, or LaserLyte, from P&L Industries Inc., for a purchase price of $2.0 million, subject to certain adjustments, utilizing cash on hand. P&L Industries was a provider of laser training and sighting products for the consumer market. The operations of LaserLyte will be fully integrated into our facility located in Wilsonville, Oregon and reported in our Outdoor Products & Accessories segment. This acquisition did not have a material impact on our condensed consolidated financial statements for all periods presented.

Third Quarter Fiscal 2019 Highlights

Our operating results for the three months ended January 31, 2019 included the following:

•	Company net sales were $162.0 million, an increase of $4.6 million, or 2.9%, over the comparable quarter last year.
•

Firearms segment gross sales were $123.6 million, which included $578,000 of inter-segment revenue, an increase of $6.0 million, or 5.1%, over the comparable quarter last year, primarily because of increased demand and promotional activity for our modern sporting rifles and a change in accounting standards that impacted the timing of revenue recognition when shipping promotional products.

•

Outdoor Products & Accessories segment gross sales were $41.9 million, which included $2.9 million of inter-segment revenue, a decrease of $2.8 million, or 6.3%, from the comparable quarter last year, with such decrease entirely related to our Electro-Optics division.

•	Company gross margin was 33.4%, an increase of 360 basis points over the comparable quarter last year.
•

A combination of factors occurring in the firearms industry during the last few years, including changes in the political environment and reduced overall demand for both firearms and the accessories that are attached to firearms, such as laser sights, resulted in us lowering our long-range sales volume, operating profit, and cash flow forecasts in our Electro-Optics operating unit. Based on those forecasts, we felt it important to seek out efficiencies in that operating unit to increase operating performance and as a result decided to combine our Electro-Optics operating unit with our Outdoor Products & Accessories operating unit. The lowered forecasts and the decision to reorganize those operating units caused us to evaluate the fair value of our operating units utilizing those forecasts. Based on the results of this evaluation, we recorded a $10.4 million non-cash impairment of goodwill in our Outdoor Products & Accessories segment.

•

Company net loss was $5.7 million compared with net income of $11.4 million for the comparable quarter last year. The three months ended January 31, 2018 included an estimated $9.4 million tax benefit because of Tax Reform. The non-cash impairment charge described above had a $0.19 negative impact on basic and fully diluted earnings per share for the three months ended January 31, 2019. Company net income without the non-cash goodwill impairment charge was $4.7 million, or $0.09 per diluted share.

Our operating results for the nine months ended January 31, 2019 included the following:

•	Company net sales were $462.5 million, an increase of $27.7 million, or 6.4%, over the prior year comparable period.
•

Firearms segment gross sales were $340.6 million, which included $2.1 million of inter-segment revenue, an increase of $22.1 million, or 7.0%, over the prior year comparable period, primarily because of a change in accounting standards that impacted the timing of revenue recognition when shipping promotional products.

•

Outdoor Products & Accessories segment gross sales were $135.1 million, which included $11.1 million of inter-segment revenue, an increase of $7.1 million, or 5.5%, over the prior year comparable period.

•	Company gross margin was 35.2%, an increase of 340 basis points over the prior year comparable period.
•

Company net income was $8.6 million, or $0.16 per diluted share, compared with net income of $12.5 million, or $0.23 per diluted share, for the prior year comparable period. The nine months ended January 31, 2018 included an estimated $9.4 million tax benefit because of Tax Reform. The non-cash impairment charge described above had a $0.18 negative impact on diluted earnings per share for the nine months ended January 31, 2019. Company net income without the non-cash impairment charge was $19.0 million, or $0.34 per diluted share.

Results of Operations

Net Sales – For the Three Months Ended January 31, 2019

The following table sets forth certain information regarding net sales for the three months ended January 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Handguns	$84,151	$85,134	$(983)	-1.2%
Long Guns	30,216	23,879	6,337	26.5%
Other Products & Services	8,678	7,869	809	10.3%
Firearms Segment	123,045	116,882	6,163	5.3%
Outdoor Products & Accessories Segment	38,963	40,494	(1,531)	-3.8%
Total Net Sales	$162,008	$157,376	$4,632	2.9%

The following table sets forth certain information regarding trade channel net sales for the three months ended January 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Sporting Goods Channel	$144,262	$142,279	$1,983	1.4%
Professional Channel	14,020	11,354	2,666	23.5%
Other Products & Services	3,726	3,743	(17)	-0.5%
Total Net Sales	$162,008	$157,376	$4,632	2.9%

We include domestic handgun, long gun, and parts revenue as well as revenue from Outdoor Products & Accessories in our sporting goods channel. We include international and law enforcement handgun, long gun, and handcuff revenue in our professional channel, and we include specialty services and plastic injection molding revenue in other products and services.

Firearms

Net sales for our Firearms segment for the three months ended January 31, 2019 increased 530 basis points over the comparable quarter last year, of which 100 basis points was a result of a change in accounting standards that impacted the timing of revenue recognition when shipping promotional products and 430 basis points was a result of increased demand for our modern sporting rifles and the effect of higher promotional activity.

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended January 31, 2019 and 2018 (units in thousands):

Total Units Shipped	2019	2018	# Change	% Change
Handguns	294	273	21	7.7%
Long Guns	88	81	7	8.6%

Sporting Goods Channel Units Shipped	2019	2018	# Change	% Change
Handguns	276	251	25	10.0%
Long Guns	85	76	9	11.8%

Professional Channel Units Shipped	2019	2018	# Change	% Change
Handguns	18	22	(4)	-18.2%
Long Guns	3	5	(2)	-40.0%

Revenue for our handguns decreased $1.0 million, or 1.2%, from the comparable quarter last year, primarily because of lower shipments of Performance Center branded polymer pistols, revolvers, and product mix, partially offset by the recognition of deferred revenue on shipments of promotional products and increased demand for concealed carry M&P branded polymer pistols. Despite a decline in revenue, actual unit shipments into the sporting goods channel for our handgun products increased 10.0% from the comparable quarter last year primarily as a result of a shift in mix to lower priced products and successful seasonal promotional programs, including a promotion that bundled one of our handgun products with a shooting accessories product. Although overall consumer demand for handguns decreased 8.0% compared with the comparable quarter last year (as indicated by adjusted background checks reported in the National Instant Criminal Background Check System, or NICS), we believe consistent demand for the broad array of quality products that we offer, combined with a normalized level of distributor inventory (compared with a sharp decline in such inventory in the prior comparable quarter), had a positive impact on our quarterly results.

Revenue for our long guns increased $6.3 million, or 26.5%, over the comparable quarter last year, primarily because of product mix and higher demand for our M&P branded Sport model modern sporting rifle, which was a part of several successful promotional programs, including a promotion that bundled a firearm with a shooting accessories product.

Other products and services revenue increased $809,000, or 10.3%, over the comparable quarter last year, primarily because of higher sales of component parts.

New products in our Firearms segment, defined as any new SKU not shipped in the comparable quarter last year, represented 15.1% of firearm revenue for the three months ended January 31, 2019 and included our new concealed carry M&P branded polymer pistol and many other new product line extensions for our M&P and Thompson/Center Arms branded products. The increase in the number of units sold favorably impacted firearm revenue by 1.0%.

Our firearm inventory levels decreased during the three months ended January 31, 2019 as a result of increased shipments to fulfill seasonal promotional programs and increased demand for our modern sporting rifles, offset by increased inventory in anticipation of new product launches and to reduce the risk of potential shipping disruptions when our national logistics facility in Boone County, Missouri becomes fully operational. While inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results, it is difficult to forecast the potential impact of distributor inventories on future revenue and income since demand is impacted by many factors, including seasonality, new product introductions, news events, political events, and consumer tastes.

Outdoor Products & Accessories

Net sales for our Outdoor Products & Accessories segment for the three months ended January 31, 2019 decreased $1.5 million, or 3.8%, from the comparable quarter last year. Net sales decreased primarily from lower electro-optics products revenue as a result of a general decline in firearm market conditions. The decline in revenue was partially offset by 3.2% higher revenue in our outdoor products and accessories products, which we believe was due to market acceptance for newly introduced products over the past several years and increased revenue to strategic retailers, including internet retailers.

New products in our Outdoor Products & Accessories segment represented 4.8% of Outdoor Products & Accessories revenue for the three months ended January 31, 2019 and included over 300 new products. Net sales for our Outdoor Products & Accessories segment was 24.1% of total company net sales compared with 25.7% for the comparable quarter last year.

As expected, our Outdoor Products & Accessories inventory levels increased during the three months ended January 31, 2019, primarily because of preparations for new product launches, the timing of international supplier shut downs, and increased inventory purchases to mitigate tariff costs.

Net Sales – For the Nine Months Ended January 31, 2019

The following table sets forth certain information regarding net sales for the nine months ended January 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Handguns	$230,968	$227,612	$3,356	1.5%
Long Guns	81,969	64,537	17,432	27.0%
Other Products & Services	25,576	23,396	2,180	9.3%
Firearms Segment	338,513	315,545	22,968	7.3%
Outdoor Products & Accessories Segment	124,031	119,280	4,751	4.0%
Total Net Sales	$462,544	$434,825	$27,719	6.4%

The following table sets forth certain information regarding trade channel net sales for the nine months ended January 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Sporting Goods Channel	$406,967	$382,168	$24,799	6.5%
Professional Channel	44,192	40,196	3,996	9.9%
Other Products & Services	11,385	12,461	(1,076)	-8.6%
Total Net Sales	$462,544	$434,825	$27,719	6.4%

Firearms

Net sales for our Firearms segment for the nine months ended January 31, 2019 increased 730 basis points over the prior year comparable period, primarily as a result of the accounting standard change described above. Absent the change in accounting standards, net sales for our Firearms segment increased 260 basis points compared with the prior year comparable period despite lower unit shipments into the sporting goods channel, primarily because of a $10.6 million reduction in promotional consumer rebates, which increased our average selling price in the current fiscal year.

The following table sets forth certain information regarding firearm units shipped by trade channel for the nine months ended January 31, 2019 and 2018 (units in thousands):

Total Units Shipped	2019	2018	# Change	% Change
Handguns	772	823	(51)	-6.2%
Long Guns	249	215	34	15.8%

Sporting Goods Channel Units Shipped	2019	2018	# Change	% Change
Handguns	701	740	(39)	-5.3%
Long Guns	236	199	37	18.6%

Professional Channel Units Shipped	2019	2018	# Change	% Change
Handguns	71	83	(12)	-14.5%
Long Guns	13	16	(3)	-18.8%

Revenue for our handguns increased $3.4 million, or 1.5%, over the prior year comparable period, primarily as a result of lower consumer rebates on our polymer pistols, the recognition of deferred revenue on shipments of promotional products, and higher demand for concealed carry M&P branded polymer pistols and revolvers, partially offset by lower shipments of Performance Center branded polymer pistols. Actual unit shipments into the sporting goods channel for our handgun products decreased 5.3% from the prior year comparable period as overall demand for handguns decreased (as indicated by a 9.7% reduction in adjusted handgun NICS). Most of the decline in handgun unit shipments for fiscal 2019 compared with the prior year comparable period was primarily because of lower promotions and consumer rebates that resulted in reduced orders during our first quarter, partially offset by increased unit shipments during our second and third quarters because of increased promotional activity, and increased demand for the broad array of quality products that we offer, combined with a normalized level of distributor inventory compared with a decline in such inventory in the prior year comparable period.

Revenue for our long guns increased $17.4 million, or 27.0%, over the prior year comparable period, partially because of replenishment of inventory in the sporting goods channel and several successful promotional programs, including a promotion that bundled a firearm with a shooting accessories product. As a result, we believe we increased our market share for long guns.

Other products and services revenue increased $2.2 million, or 9.3%, over the prior year comparable period primarily because of higher sales of parts and handcuffs.

New products represented 23.0% of firearm revenue for the nine months ended January 31, 2019 and included our new concealed carry M&P branded polymer pistol and many other new product line extensions for our M&P and Thompson/Center Arms branded products. The reduction in the number of units sold negatively impacted firearm revenue by 2.1%.

Outdoor Products & Accessories

Net sales for our Outdoor Products & Accessories segment for the nine months ended January 31, 2019 increased $4.8 million, or 4.0%, over the prior year comparable period. Net sales increased primarily because of a 7.8% increase in our outdoor products and accessories products revenue which we believe was due to market acceptance of newly introduced products over the past several years, partially offset by lower electro-optics product revenue as a result of a general decline in firearm market conditions.

New products in our Outdoor Products & Accessories segment represented 4.6% of this segment’s revenue for the nine months ended January 31, 2019 and included over 300 new products. Net sales for our Outdoor Products & Accessories segment was 26.8% of total company net sales compared with 27.4% in the prior year comparable period.

Cost of Sales and Gross Profit

The following tables set forth certain information regarding cost of sales and gross profit for the three months ended January 31, 2019 and 2018 (dollars in thousands):

Total Company	2019	2018	$ Change	% Change
Cost of sales	$107,949	$110,459	$(2,510)	-2.3%
Gross profit	$54,059	$46,917	$7,142	15.2%
% of net sales (gross margin)	33.4%	29.8%

Firearms Segment	2019	2018	$ Change	% Change
Cost of sales	$87,354	$89,498	$(2,144)	-2.4%
Gross profit	$35,691	$27,384	$8,307	30.3%
% of net sales (gross margin)	29.0%	23.4%

Outdoor Products & Accessories Segment	2019	2018	$ Change	% Change
Cost of sales	$20,595	$20,961	$(366)	-1.7%
Gross profit	$18,368	$19,533	$(1,165)	-6.0%
% of net sales (gross margin)	47.1%	48.2%

Gross margin for the three months ended January 31, 2019 for our Firearms segment increased by 5.6% over the comparable quarter last year, primarily because of a combination of increased production volumes and improved manufacturing fixed-cost absorption, lower promotional product discounts, and favorable manufacturing spending, which favorably impacted Firearms gross margin by 8.3%. The favorable impacts to Firearms gross margin were partially offset by unfavorable product mix and inventory valuation adjustments, which negatively impacted Firearms gross margin by 2.8%.

Gross margin for the three months ended January 31, 2019 for our Outdoor Products & Accessories segment decreased 1.1% from the comparable quarter last year, primarily because of changes in product mix, specifically the impact of reduced electro-optics sales that typically have higher gross margins. Despite the lower gross margin, our Outdoor Products & Accessories segment favorably impacted total company gross margin by 4.4% for the three months ended January 31, 2019.

The following table sets forth certain information regarding firearm units shipped by trade channel for the nine months ended January 31, 2019 and 2018 (units in thousands):

Total Company	2019	2018	$ Change	% Change
Cost of sales	$299,677	$296,477	$3,200	1.1%
Gross profit	$162,867	$138,348	$24,519	17.7%
% of net sales (gross margin)	35.2%	31.8%

Firearms Segment	2019	2018	$ Change	% Change
Cost of sales	$233,173	$232,050	$1,123	0.5%
Gross profit	$105,341	$83,494	$21,847	26.2%
% of net sales (gross margin)	31.1%	26.5%

Outdoor Products & Accessories Segment	2019	2018	$ Change	% Change
Cost of sales	$66,504	$64,427	$2,077	3.2%
Gross profit	$57,527	$54,855	$2,673	4.9%
% of net sales (gross margin)	46.4%	46.0%

Gross margin for the nine months ended January 31, 2019 for our Firearms segment increased by 4.6% over the prior year comparable period, primarily because of a combination of lower promotional product discounts, consumer rebates, and lower manufacturing spending, which favorably impacted Firearms gross margin by 9.4%. The favorable impacts to Firearms gross margin were partially offset by unfavorable product mix, unfavorable manufacturing fixed-cost absorption, and inventory valuation adjustments, which negatively impacted Firearms gross margin by 4.5%.

Gross margin for the nine months ended January 31, 2019 for our Outdoor Products & Accessories segment increased 40 basis points over the prior year comparable period, primarily because of changes in product mix, customer mix, and lower promotional activity in outdoor products and accessories, partially offset by reduced electro-optics sales that typically have higher gross margins. Our Outdoor Products & Accessories segment favorably impacted total company gross margin by 4.1% for the nine months ended January 31, 2019.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended January 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Research and development	$3,297	$3,148	$149	4.7%
Selling and marketing	15,373	16,142	(769)	-4.8%
General and administrative	27,026	21,785	5,241	24.1%
Impairment of long-lived assets	10,396	—	10,396	N/A
Total operating expenses	$56,092	$41,075	$15,017	36.6%
% of net sales	34.6%	26.1%

Excluding the impact of the non-cash goodwill impairment described above, operating expenses increased $4.6 million over the comparable quarter last year. General and administrative expenses increased primarily because of increased compensation-related expenses of $4.2 million and increased allowance for doubtful accounts, partially offset by reduced professional fees.

The following table sets forth certain information regarding operating expenses for the nine months ended January 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Research and development	$9,358	$8,680	$678	7.8%
Selling and marketing	42,279	43,210	(931)	-2.2%
General and administrative	78,065	75,826	2,239	3.0%
Impairment of long-lived assets	10,396	—	10,396	N/A
Total operating expenses	$140,098	$127,716	$12,382	9.7%
% of net sales	30.3%	29.4%

Excluding the impact of the non-cash goodwill impairment described above, operating expenses increased $2.0 million from the prior year comparable period. Research and development expenses increased $678,000 as a result of increased compensation-related expenses and professional fees. Selling and marketing expenses decreased as a result of decreased advertising expenses and commission costs, partially offset by increased compensation-related expenses. General and administrative expenses increased because of increased compensation-related expenses of $5.7 million, partially offset by $2.1 million of decreased professional fees, lower donations to the National Rifle Association of $950,000 due to timing, and decreased travel and entertainment related expenses.

Operating Income

The following table sets forth certain information regarding operating income for the three months ended January 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Operating (loss)/income	$(2,033)	$5,842	$(7,875)	-134.8%
% of net sales (operating margin)	-1.3%	3.7%

Excluding the impact of the non-cash goodwill impairment described above, operating income for the three months ended January 31, 2019 was $8.4 million, an increase of $2.5 million over the comparable quarter last year, primarily because of a combination of increased production volumes and improved manufacturing fixed-cost absorption, lower promotional product discounts, favorable manufacturing spending, and a decrease in professional fees, partially offset by unfavorable product mix, inventory valuation adjustments, and increased compensation-related expenses.

The following table sets forth certain information regarding operating income for the nine months ended January 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Operating income	$22,769	$10,632	$12,137	114.2%
% of net sales (operating margin)	4.9%	2.4%

Excluding the impact of the non-cash goodwill impairment described above, operating income for the nine months ended January 31, 2019 was $33.2 million, an increase of $22.5 million over the prior year comparable period, primarily because of a combination of lower promotional product discounts, consumer rebates, favorable manufacturing spending, a decrease in professional fees, and lower donations to the National Rifle Association due to timing, partially offset by unfavorable product mix, unfavorable manufacturing fixed-cost absorption, inventory valuation adjustments, and increased compensation-related expenses.

Other Income/(Expense)

The following table sets forth certain information regarding operating income/(expense) for the three months ended January 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Other income/(expense)	$47	$87	$(40)	N/A

The following table sets forth certain information regarding operating income/(expense) for the nine months ended January 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Other income/(expense)	$38	$1,382	$(1,344)	N/A

Other income/(expense) decreased from the prior year comparable period as a result of a $1.3 million adjustment in the contingent consideration liability in connection with the acquisition of Ultimate Survival Technologies, Inc. in fiscal 2017.

Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended January 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Interest expense	$(2,548)	$(2,999)	$(451)	15.0%

Interest expense for the three months ended January 31, 2019 decreased by $451,000 compared with the comparable quarter last year primarily because of $100.0 million less borrowings on the Revolving Line.

The following table sets forth certain information regarding interest expense for the nine months ended January 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Interest expense	$(6,822)	$(8,353)	$(1,531)	-18.3%

Interest expense decreased by $1.5 million from the prior year comparable period as a result of lower overall outstanding debt during the nine months ended January 31, 2019.

Income Taxes

The following table sets forth certain information regarding income tax expense/(benefit) for the three months ended January 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Income tax expense/(benefit)	$1,191	$(8,465)	$9,656	-114.1%
% of income from operations (effective tax rate)	-26.3%	-288.9%		262.6%

We recorded income tax expense of $1.2 million for the three months ended January 31, 2019, versus an income tax benefit of $8.5 million for the comparable quarter last year, primarily because of the impact of Tax Reform in the prior year. The effective tax rates were (26.3%) and (288.9%) for the three months ended January 31, 2019 and 2018, respectively. The effective tax rate for the three months ended January 31, 2019 excludes a non-cash goodwill impairment charge as a discrete item. The tax benefit for the three months ended January 31, 2018 was primarily because of the effects of the Tax Reform, which reduced the U.S. federal statutory income tax rate from 35% to 21% effective January 1, 2018.

The following table sets forth certain information regarding income tax expense/(benefit) for the nine months ended January 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Income tax expense/(benefit)	$7,399	$(8,803)	$16,202	-184.1%
% of income from operations (effective tax rate)	46.3%	-240.5%		286.7%

We recorded income tax expense of $7.4 million for the nine months ended January 31, 2019, versus an income tax benefit of $8.8 million for the prior year comparable period, primarily because of the impact of Tax Reform in the prior year. The effective tax rates were 46.3% and (240.5%) for the nine months ended January 31, 2019 and 2018, respectively. The effective tax rate for the nine months ended January 31, 2019 excludes a non-cash goodwill impairment charge as a discrete item.

Net Income

The following table sets forth certain information regarding net (loss)/income and the related per share data for the three months ended January 31, 2019 and 2018 (dollars in thousands, except per share data):

	2019	2018	$ Change	% Change
Net (loss)/income	$(5,725)	$11,395	$(17,120)	-150.2%
Net (loss)/income per share
Basic	$(0.10)	$0.21	$(0.31)	-147.6%
Diluted	$(0.10)	$0.21	$(0.31)	-147.6%

Excluding the impact of Tax Reform in the prior year and goodwill impairment in the current fiscal year, net income was $4.7 million for the three months ended January 31, 2019 compared with net income of $2.0 million from the comparable period last year, an increase of $2.7 million, primarily because of a combination of increased production volumes and improved manufacturing fixed-cost absorption, lower promotional product discounts, favorable manufacturing spending, and a decrease in professional fees, partially offset by unfavorable product mix, inventory valuation adjustments, and  increased compensation-related expenses.

The following table sets forth certain information regarding net income and the related per share data for the nine months ended January 31, 2019 and 2018 (dollars in thousands, except per share data):

	2019	2018	$ Change	% Change
Net income	$8,586	$12,464	$(3,878)	-31.1%
Net income per share
Basic	$0.16	$0.23	$(0.07)	-30.4%
Diluted	$0.16	$0.23	$(0.07)	-30.4%

Excluding the impact of Tax Reform in the prior fiscal year and goodwill impairment in the current fiscal year, net income was $19.0 million for the nine months ended January 31, 2019 compared with net income of $3.1 million for the prior year comparable period, primarily because of a combination of lower promotional product discounts, consumer rebates, favorable manufacturing spending, a decrease in professional fees, and lower donations to the National Rifle Association due to timing, partially offset by unfavorable product mix, unfavorable manufacturing fixed-cost absorption, inventory valuation adjustments, and increased compensation-related expenses.

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

The following table sets forth certain cash flow information for the nine months ended January 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Operating activities	$20,745	$(4,504)	$25,249	-560.6%
Investing activities	(26,912)	(37,454)	10,542	28.1%
Financing activities	(5,223)	18,601	(23,824)	128.1%
Total cash flow	$(11,390)	$(23,357)	$11,967	51.2%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

Cash provided by operating activities was $20.7 million for the nine months ended January 31, 2019 compared with a cash usage of $4.5 million for the nine months ended January 31, 2018. Cash provided by operating activities for the nine months ended January 31, 2019 was impacted by net income before depreciation and amortization of $48.2 million, $10.4 million non-cash goodwill impairment charge in our Outdoor Products & Accessories segment, and $5.8 million of increased payroll and incentives due to increased management incentive accruals. Cash provided by operating activities was partially offset by $20.2 million of increased inventory because of a seasonal build in inventory in preparation for the industry show seasons that typically result in higher demand for our products and a planned higher inventory balance to reduce the risk of potential shipping disruptions that may arise when our national logistics facility in Missouri becomes operational, $19.3 million of increased accounts receivable due to the timing of customer shipments, and an $8.5 million reduction in accrued expenses because of decreased promotional product discounts and consumer rebate accruals. We expect our inventory levels to remain relatively flat for the remainder of fiscal 2019.

Investing Activities

Cash used in investing activities decreased $10.5 million for the nine months ended January 31, 2019 from the prior year comparable period. We recorded capital expenditures of $26.0 million for the nine months ended January 31, 2019, $12.0 million lower than the prior year comparable period. Excluding spending related to our national logistics facility, we currently expect to spend approximately $18.0 million to $20.0 million on capital expenditures in fiscal 2019. Including spending related to our national logistics facility, we currently expect to spend between $43.0 million to $45.0 million on capital expenditures in fiscal 2019, an increase of $26.5 million to $31.5 million, respectively, over the $18.5 million spent in fiscal 2018. During the three months ended January 31, 2019, we acquired substantially all of the LaserLyte branded products and other assets, or LaserLyte, from P&L Industries Inc., for a purchase price of $2.0 million, subject to certain adjustments, utilizing cash on hand.

Financing Activities

Cash used in financing activities was $5.2 million for the nine months ended January 31, 2019 compared with cash provided by financing activities of $18.6 million for the nine months ended January 31, 2018. Cash used in financing activities during the nine months ended January 31, 2019 was primarily a result of principal payments on our Term Loan.

Capital Lease – In fiscal 2017, we announced a plan to establish a national logistics facility in Boone County, Missouri. We ultimately plan to rely on this logistics facility for substantially all of our product distribution. In fiscal 2018, we broke ground on our new 633,000 square foot facility, which was completed in November 2018 and will become operational over the course of the remainder of this fiscal year. As part of the completion of the building, we entered into a lease agreement with the developer of the building for $46.2 million. The lease has an effective interest rate of approximately 5.0% and is payable in 240 monthly installments through fiscal 2039. Leases are accounted for under the provisions of ASC 840-10, Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Based on our evaluation under ASC 840-10, we determined that the lease qualified as a capital lease because the net present value of future lease payments exceeded 90% of the fair market value of the leased building. The building is pledged to secure the amounts outstanding. We included $615,000 of short-term capital lease obligation in accrued expenses and $45.6 million in long-term capital lease obligation on the condensed consolidated balance sheet.

Credit Facilities – On June 15, 2015, we and certain of our domestic subsidiaries entered into an unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan, of which $82.9 million remained outstanding as of January 31, 2019. The Revolving Line provides for availability for general corporate purposes, with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. On October 27, 2016, we entered into a second amendment to our Credit Agreement, or the Second Amendment, that, among other things, increased the Revolving Line to $350.0 million, increased the option to expand the credit commitment to an additional $150.0 million, and extended the maturity of the Revolving Line from June 15, 2020 to October 27, 2021. Other than the changes described in the Second Amendment, we otherwise remain subject to the terms of the Credit Agreement, as described below. We incurred $525,000 of debt issuance costs related to this amendment and have recorded these costs in notes and loans payable in the condensed consolidated balance sheet.

We were required to obtain interest rate protection on the Term Loan covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement, which requires us to pay interest at a defined rate of 1.56% while receiving interest at a defined variable rate equal to the one-month LIBOR rate. This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan, which is subject to change based on changes in our consolidated leverage ratio. As of January 31, 2019, our interest rate on the Term Loan was 4.46%.

As of January 31, 2019, the interest rate swap was considered effective and had no effect on earnings. The fair value of the interest rate swap on January 31, 2019 was an asset of $1.1 million and was recorded in other assets on our condensed consolidated balance sheet. We do not expect the interest rate swap to have any material impact on earnings within the next 12 months.

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

The Credit Agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 2020 Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of January 31, 2019.

During fiscal 2017, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until March 28, 2019. As of January 31, 2019, there were no purchases under this stock repurchase program.

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

As of January 31, 2019, we had $37.5 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended January 31, 2019, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding. We enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk associated with our variable rate debt. We may be exposed to credit and market risks, including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. As of January 31, 2019, we have an interest rate swap agreement outstanding, which matures on June 15, 2020 and hedges the variable interest on our Term Loan. The outstanding balance of the Term Loan was $82.9 million, and the aggregate net fair value of the interest rate swap was $1.1 million as of January 31, 2019. The fair value of this interest rate swap agreement is dependent upon existing market interest rates and swap spreads. We do not anticipate future changes in interest rates to have a material impact on our consolidated financial statements. As of January 31, 2019, the effective interest rate of our Term Loan was 4.46%.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2019, our disclosure controls and procedures were effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During fiscal 2017, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until March 28, 2019. As of January 31, 2019, we have made no purchases under this stock repurchase program.

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

AMERICAN OUTDOOR BRANDS CORPORATION, a Nevada corporation

Date: March 7, 2019	By:	/s/ P. James Debney
P. James Debney
President and Chief Executive Officer

Date: March 7, 2019	By:	/s/ Jeffrey D. Buchanan
Jeffrey D. Buchanan
Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer