Form 10-K
period 2019-04-30
AMERICAN OUTDOOR BRANDS CORP
filed 2019-06-19
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	Trading	Symbols	(Name of Each Exchange on Which Registered)
Common Stock, Par Value $.001 per Share		AOBC	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the registrant (47,560,970 shares) based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on October 31, 2018, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $650,634,079. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of June 17, 2019, there were outstanding 54,801,943 shares of the registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

AMERICAN OUTDOOR BRANDS CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2019

Smith & Wesson®, S&W®, M&P®, M&P Shield®, Performance Center®, Bodyguard®, EZ®, Governor®, SW22 Victory®, T/C ®, America’s Master Gunmaker®, Compass®, Contender®, Dimension®, Encore®, Number 13®, T17®, Triumph®, Weather Shield®, Ammo Vault®, Caldwell®, Delta Force®, Delta Series®, Fieldpod®, Galaxy®, Wheeler®, Tipton®, Frankford Arsenal®, Lockdown®, BOG®, Golden Rod®, Mag Charger®, Hooyman®, Schrade®, Old Timer®, Uncle Henry®, Imperial®, Non-Typical Wildlife Solutions®, Crimson Trace®, Lasergrips®, Laserguard®, Rail Master®, Shockstop®, Kryptonyte®, Laserlyte®, Reaction Tyme®, Trigger Tyme®, Score Tyme®, Quick Tyme®, Rumble Tyme®, Key Gear®, U-Dig-It®, BUBBA®, Bubba Blade®, One Cut and You’re Through®, Gemtech®, G-Core®, Halo®, Integra®, Mist-22®, The Professional’s Choice for Decades®, World Class Silencers®, LiNQ®, and Stinky Bubba® are some of the registered U.S. trademarks of our company or one of our subsidiaries. American Outdoor Brands CorporationSM, M2.0™, SDVE™, Thompson/Center Arms™, Impact!™, Strike™, Venture™, Hydrosled™, Intellidropper™, M-Press™, Night Terror™, Officer™, Engineered for the Unknown™, The Ultimate Lifestyle™, Water to Plate™, Your Land. Your Legacy™, Complete Focus™, Defender Series™, Instinctive Activation™, Master Series™,

MOC™, UST™, Zinx™, Blast Jacket™, One™, The Professional’s Choice for Decades™, Turkinator™, and World Class Ammunition™ are some of the unregistered trademarks of our company or one of our subsidiaries. This report also may contain trademarks and trade names of other companies.

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

Statement Regarding Forward-Looking Information

The statements contained in this annual report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” “contemplations,” “projections,” “predications,” or “strategies” regarding the future. Forward-looking statements also include, among other things, statements regarding our objectives, goals, strategies, plans, and focus; net sales, margins, expenses, earnings, royalties, and capital expenditures for fiscal 2020 and thereafter; the amount of environmental and other reserves; estimates of fair value; goodwill and intangible assets; the effect of a variety of economic, social, political, legislative, and regulatory factors on our business; the outcome of the lawsuits and claims to which we are subject and their effect on us; future investments for capital expenditures; future products and product developments; the features and performance of our products; the success of particular product or marketing programs; any manufacturing partnerships, strategic alliances, or acquisitions we may enter into or make; future enterprise resource planning implementations and system improvements; future enhancements to our manufacturing capabilities; the successful operational implementation of our new national logistics facility; the benefits of our new national logistics facility; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors.”

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

Smith & Wesson was founded in 1852 by Horace Smith and Daniel B. Wesson. Mr. Wesson purchased Mr. Smith’s interest in 1873. The Wesson family sold Smith & Wesson Corp., our wholly owned subsidiary, to Bangor Punta Corp. in 1965. Lear Siegler Corporation purchased Bangor Punta in 1984, thereby acquiring ownership of Smith & Wesson Corp. Forstmann Little & Co. purchased Lear Siegler in 1986 and sold Smith & Wesson Corp. shortly thereafter to Tomkins Corporation, an affiliate of U.K.-based Tomkins PLC. We purchased Smith & Wesson Corp. from Tomkins in May 2001 and renamed our company Smith & Wesson Holding Corporation.

In January 2017, we changed the name of our company from Smith & Wesson Holding Corporation to American Outdoor Brands Corporation to better reflect our expanding strategic focus on the growing markets for shooting, hunting, and rugged outdoor enthusiasts. We believe that the name “American Outdoor Brands Corporation” better reflects our family of brands, our broad range of product offerings, and our plan to continue building upon our portfolio of strong American brands. We have two reporting segments: (1) Firearms and (2) Outdoor Products & Accessories.

In our Firearms segment, we manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, bolt action rifles, and muzzleloaders), handcuffs, suppressors, and other firearm-related products for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our firearm products under the Smith & Wesson, M&P, Performance Center, Thompson/Center Arms, and Gemtech brands. We manufacture our firearm products at our facilities in Springfield, Massachusetts, Houlton, Maine, and Deep River, Connecticut. We also sell our manufacturing services to other businesses to level-load our factories. We sell those services under our Smith & Wesson and Smith & Wesson Precision Components brands.

In our Outdoor Products & Accessories segment, we design, source, distribute, and manufacture reloading, gunsmithing, and gun cleaning supplies; high-quality stainless-steel cutting tools and accessories; flashlights; tree saws and related trimming accessories; shooting supplies, rests, and other related accessories; apparel; vault accessories; laser grips and laser sights; and a full range of products for survival and emergency preparedness. We sell our outdoor products and accessories under the following brands: Caldwell, Wheeler, Tipton, Frankford Arsenal, Lockdown, Hooyman, BOG, Crimson Trace, Imperial, Schrade, Old Timer, Uncle Henry, BUBBA, Smith & Wesson, M&P, Thompson/Center, and UST. We develop and market our outdoor products and accessories at our facilities in Columbia, Missouri; Wilsonville, Oregon; and Jacksonville, Florida. We have announced a plan to transition our Ultimate Survival Technologies, LLC, or UST, business and operations located in our facility in Jacksonville, Florida to our Columbia, Missouri facility during the first quarter of fiscal 2020.

Our objective is to continue to strengthen our position as one of the world’s leading firearm manufacturers and expand our position as a provider of high-quality and innovative outdoor products and accessories for the shooting, hunting, and rugged outdoor markets.

Key elements of our strategy to achieve this objective and deliver long-term stockholder value are as follows:

•	drive organic growth by leveraging our brands and maintaining a robust product pipeline to increase market share in markets in which we participate and expand into adjacent and complementary markets;
•

design, produce, and market high-quality, innovative firearms, firearms and hunting accessories, and rugged outdoor products that meet the needs and desires of our consumer and professional customers and that drive customer satisfaction and loyalty;

•	create a leverageable infrastructure by streamlining and standardizing our business operations, including optimizing product distribution; and
•	pursue acquisitions that are synergistic with our current business.

We estimate that the annual domestic non-military firearm market based on industry shipments is approximately $2.2 billion for handguns and $2.0 billion for long guns, excluding shotguns, with our market share in calendar 2018, based on the latest data, being approximately 14.5% and 5.1%, respectively. According to 2017 reports by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, or ATF, the U.S. firearm manufacturing industry has shown no compound annual growth between 2012 and 2017 in spite of individual years where units manufactured have grown as much as 26.0% in one year.

A report issued by the Outdoor Industry Association, a leading trade organization for the outdoor industry, estimates that the annual U.S. domestic hunting and shooting market is approximately $16 billion, while the annual U.S. domestic outdoor recreation market is approximately $90 billion to $100 billion, which includes hunting and shooting, as well as camping, fishing, trail sports, and wildlife watching.

We have substantially expanded and diversified our business in recent years through internal growth and strategic acquisitions. The following table sets forth certain information about the current product lines that we added to our operations through acquisitions in the fiscal years indicated:

Name, Original Location, and Developments	Type of Acquisition	Fiscal Year	Segment	Products

Thompson Center Holding Corporation, Rochester, New Hampshire (Subsequently relocated production of hunting products to Springfield, Massachusetts facility in fiscal 2011)	Stock	2007	Firearms	Long barrel manufacturing, bolt-action rifles, muzzle loaders, interchangeable systems, and black powder firearms

Tri-Town Precision Plastics, Inc., or TTPP, currently operating as SWPC Plastics LLC, or SWPC, (formerly known as Deep River Plastics, LLC) Deep River, Connecticut	Asset	2015	Firearms	Custom polymer injection molding services, rapid prototyping, sealing, tooling, and vertical integration

Battenfeld Acquisition Company Inc. and its subsidiary Battenfeld Technologies, Inc., or BTI, Columbia, Missouri	Stock	2015	Outdoor Products & Accessories	Hunting and shooting accessories

Hooyman, LLC, Appleton, Wisconsin	Asset	2015	Outdoor Products & Accessories	Extendable tree saws for the hunting and outdoor industry

Name, Original Location, and Developments	Type of Acquisition	Fiscal Year	Segment	Products

Power Tech, Inc., Collierville, Tennessee	Asset	2016	Outdoor Products & Accessories	Tactical flashlights, universal LED lights, and pocket lights

Taylor Brands, LLC, operated as BTI Tools, LLC, or BTI Tools, Kingsport, Tennessee (subsequently relocated operations to our Columbia, Missouri facility in fiscal 2018)	Asset	2017	Outdoor Products & Accessories	High-quality knives, specialty tools, and accessories

Crimson Trace Corporation, or Crimson Trace, Wilsonville, Oregon	Stock	2017	Outdoor Products & Accessories	Laser sighting and tactical lighting systems for consumers, security agencies, and military agencies

Ultimate Survival Technologies, Inc., currently operating as Ultimate Survival Technologies, LLC, or UST, Jacksonville, Florida	Asset	2017	Outdoor Products & Accessories

High-quality survival and camping equipment including LED lights, all-weather fire-starting kits, unbreakable signal mirrors, premium outdoor cutting tools, first aid kits, survival kits, and camping products

Gemini Technologies, Incorporated, Eagle, Idaho (subsequently relocated operations to our Springfield, Massachusetts facility in fiscal 2019)	Asset	2018	Firearms	High-quality suppressors and accessories for consumers, law enforcement agencies, and military agencies

Fish Tales, LLC Tucson, Arizona	Asset	2018	Outdoor Products & Accessories	Premium sportsmen knives and tools for fishing and hunting, including Bubba Blade branded products

P&L Industries, Inc.,	Asset	2019	Outdoor Products &	Laser training and sighting
Cottonwood, AZ (subsequently relocated operations to our Wilsonville, Oregon facility in fiscal 2019)			Accessories	products for the consumer market, including LaserLyte branded products

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

Strategy

Our objective is to be the leading provider of quality products for the shooting, hunting, and outdoor enthusiast by enhancing our position as one of the world’s leading firearm manufacturers and expanding our position as a provider of high-quality outdoor products and accessories for the shooting, hunting, and rugged outdoor markets. Key elements of our strategy to achieve this objective are as follows:

Drive Organic Growth by Leveraging Brands and Designing Innovative New Products

We are focused on driving organic growth by ensuring a robust new product pipeline and leveraging our brands to help us to increase market share in markets in which we participate and to expand into adjacent and complementary markets.

As we focus on all of our brands, we plan to continue to expand existing customer relationships built on brand loyalty and trust. Thus, we will seek to (1) enter market segments that match our core consumer’s passions for shooting, hunting, and outdoor activities, (2) acquire and create brands that are authentic, innovative, and differentiated in the market, (3) support and retain management teams that have an intimate understanding of the end consumer, a demonstrated track record of success, and a clear strategy for growth, and (4) meet profitability goals by providing an acceptable rate of return within the shooting, hunting, and rugged outdoor markets. In addition, our goal is to continue to build our business in ways that allow us to optimize our current channel relationships, which serve our existing consumers, including distributors, large strategic retailers, buying groups, and internet retailers.

We plan to leverage our brands in Firearms by (1) capitalizing on the goodwill developed through our historic 167 year old “Smith & Wesson” brand as well as our extensive portfolio of other well-known brands, such as M&P, Performance Center, Thompson/Center Arms, and Gemtech, (2) enhancing our relationships with key retailers, distributors, and buying groups and using our standard margin advantage to engage in competitive promotional activities, and (3) introducing new products, especially in the polymer handgun market as represented by our M&P brand. During the last two fiscal years, we have introduced numerous new products, including variations and product lines around the Smith & Wesson, M&P, Thompson/Center, Gemtech, and Performance Center brands. We plan to continue to introduce new firearm products in fiscal 2020.

With 20 unique brands in Outdoor Products & Accessories, including the iconic Smith & Wesson brand, we have created a handful of talented teams, referred to as “brand lanes,” that are organized around a common set of brand characteristics and consumer types. Each brand lane has dedicated brand management, creative design, and content production teams that work closely with product management, product development, and engineering functions. This structure allows us to focus on a full spectrum of brand and product initiatives with detailed brand activation plans centered around marketing, sales, and e-commerce teams. Under the brand lane structure, marketing generates digital and related content while the e-commerce teams distribute that content, and the sales team works with retailers to coordinate channel marketing activities. We have modernized and upgraded many of our outdoor and accessory brands, which now include Caldwell (shooting range products), Tipton (gun cleaning products), Wheeler (gunsmithing tools), Frankford Arsenal (ammunition reloading products), Hooyman (land management tools), BOG (hunting gear), Uncle Henry (hunting knives/tools), Old Timer (cutlery/tools), Imperial (cutlery/tools), Lockdown (storage solutions), Crimson Trace (firearm aiming solutions), LaserLyte (firearm training systems), UST (survival and camping products), Schrade (camp cutlery/tools), BUBBA (fishing gear), and KeyGear (camping products and tools). We also offer firearm accessories and non-firearm accessories, such as flashlights and knives, under our Firearms brands, including Smith & Wesson, M&P, Performance Center, and Thompson/Center Arms.

Design, Produce, and Market High-Quality Products that Drive Customer Satisfaction and Loyalty

We are focused on designing, producing, and marketing high-quality, innovative firearms, hunting, and rugged outdoor products and accessories that meet the needs and desires of our consumer and professional customers and that drive customer satisfaction and loyalty.  Our ongoing research and development, product engineering, product sourcing, marketing, and distribution activities are critical components of our ability to offer successful products.

We believe that by offering high-quality products and services on a timely and cost-effective basis, as well as providing world-class customer service, training, and support, we will drive customer satisfaction and loyalty.  We regard our high-quality, innovative products as the most important aspect of our customer satisfaction and loyalty, but we also offer customer service and support with various programs, such as toll-free customer support numbers, e-mail customer question and answer communications, broad service policies, and product warranties.

Create a Leverageable Infrastructure by Streamlining and Standardizing our Business Operations, including Optimizing Product Distribution

We intend to continue to streamline and standardize certain administrative functions of our business. For example, we operate in a shared services structure so that support and administrative functions, including human resources, accounting, finance, program management, legal, compliance, environmental, health, and safety, or EH&S, and information technology, can be leveraged across multiple locations to achieve efficiency and improved internal controls. In addition, we are leveraging our manufacturing expertise by creating a manufacturing services platform in our Springfield, Massachusetts facility. A streamlined and standardized approach requires investing in an integrated and configurable technology infrastructure in areas such as enterprise resource planning, or ERP, and compliance. We intend to continue investing in such systems to further enhance our efficiency, improve information reporting, and strengthen internal controls. These system improvements include the expansion of our existing SAP system to eventually cover substantially all of our facilities.

We are streamlining and standardizing our business operations, and simplifying our go-to-process, by optimizing our sales and product distribution through a centralized sales and logistics facility in Columbia, Missouri, which we have recently constructed. All business functions of our Outdoor Products & Accessories division will also eventually be housed at this facility, which we are calling our Missouri campus. We are in the process of eliminating 575,000 square feet of operations, office, warehouse, and third-party space across multiple locations and folding those operations into the Missouri campus. The objective of this strategy is to centralize the inventory management, sales, and distribution of finished products to optimize logistics expertise and yield optimal sales and tax efficiencies, as well as to more quickly harvest financial synergies from acquisitions. This strategy will also generate capacity for future growth and is also expected to eventually yield higher inventory turns, better customer service, and an ability to support an omni-channel customer base as our company expands further into the rugged outdoor market.

Pursue Acquisitions that are Synergistic with our Current Business

We intend to continue to complement our organic growth initiatives by pursuing strategic acquisitions that will enable us to expand our product offerings by leveraging existing brands and adding new brands, penetrate adjacent and complementary markets, increase our marketing and distribution, and enhance virtual integration, especially when we believe we can improve the performance and profitability of an acquired company through the implementation of our operating methods, strategies, and shared services center structure. During the last four fiscal years, we have spent nearly $400.0 million on acquiring companies and brands to support our growth in the outdoor products and accessories market. For example, in fiscal 2015, the TTPP acquisition provided vertical integration and the BTI acquisition allowed us to expand our presence in the accessories and outdoor products markets and to leverage BTI’s broad portfolio of hunting and shooting accessories brands. In addition, the BTI acquisition allowed us to leverage key firearm brands, such as Smith & Wesson, M&P, and Thompson/Center Arms, expanding those brands into the accessories market with products such as flashlights, knives, and tools. In fiscal 2017, we acquired Crimson Trace Corporation, Taylor Brands, LLC, and Ultimate Survival Technologies, Inc., which allowed us to capitalize on established brands to expand into the electro-optics, knife, and survival and camping equipment markets, respectively. We further expanded our knife offerings, and entered the large fishing accessories market, in fiscal 2018 when we purchased Bubba Blade branded knives, a provider of premium branded sports knives and tools for fishing and hunting. We have now expanded that business into other types of fishing gear and accessories, as well as rebranded it as BUBBA. We further expanded our offerings in fiscal 2018 and 2019 when we acquired Gemini Technologies, Incorporated, or Gemtech, a leading provider of quality suppressors and accessories for the consumer, law enforcement, and military market, as well as LaserLyte, a provider of laser training and sighting products for the consumer market.

Firearm Products and Manufacturing Services

General

Our firearm products combine our legacy of 167 years of American manufacturing and engineering expertise with modern technological advances. We strive to leverage our tradition of innovation in materials, performance, and engineering, along with our proven history of reliability, to produce feature-rich, safe, durable, accurate, and high-performing firearms that satisfy the needs of our broad range of customers. Our introduction of new firearm products is intended to enhance our competitive position and broaden our participation in the overall firearm market.

We have substantially enhanced the breadth and quality of our portfolio of firearm products over the years. We have always been a leader in the revolver market. The introduction of our popular M&P branded pistol in January 2005 resulted in our company becoming one of the leaders in the polymer pistol market as well, serving both the consumer sporting goods market and law enforcement agencies. The launch of our M&P branded modern sporting rifle in January 2006 has enabled us to capture what we estimate is the leading share of the modern sporting rifle market. The addition of our Thompson/Center Arms brand of hunting firearms and interchangeable firearm systems into our product portfolio in January 2007 enhanced our long gun barrel manufacturing capabilities for our modern sporting rifles. The addition of our Gemtech branded suppressor products in August 2017 expanded our firearm related product offerings. Our suppressors are compatible with most pistols and rifles on the market and complement our firearm products. We currently participate in three categories of the long gun market: bolt action rifles, muzzleloaders, and modern sporting rifles; and both core categories of the handgun market: semi-automatic pistols and revolvers.

All of our firearms and firearm related products are currently sold under our Smith & Wesson, M&P, Performance Center, Thompson/Center Arms, and Gemtech brands. Our customers include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; retailers; and consumers.

Our product development strategy is to understand our customers’ needs and preferences and then design and develop products to uniquely meet those requirements. Throughout this process, we test multiple concepts with firearm owners and potential purchasers. We compare these test results against a growing database of prior concepts to identify those with the greatest market potential. Additional market research is completed to optimize the desired features and benefits. While this development process is ongoing, our launch timing for new products depends on market conditions to maximize sales across the entire product portfolio. In fiscal 2019, we launched several new products and product line extensions under our Smith & Wesson, M&P, Performance Center, Thompson/Center Arms, and Gemtech brands.

Firearm Products

In fiscal 2019, we further expanded our Smith & Wesson branded products by reintroducing the Model 610 10mm revolver, a stainless-steel revolver available in 4” and 6.5” barrel lengths, designed for personal protection and hunting. We also introduced our enhanced version of our Model 642 small frame revolver with a Crimson Trace Lasergrip.

In fiscal 2019, we introduced several additions and enhancements to our popular line of M&P branded pistols and M&P modern sporting rifles. We enhanced our M&P M2.0 product platform by introducing a 45 Auto caliber model for our M&P M2.0 compact series and we added a shorter 3.6 inch barrel to our M&P M2.0 compact series 9mm and 40 S&W caliber models. Our compact series M&P M2.0 pistols, introduced in fiscal 2018, offer the same features as the full-size M&P M2.0 pistols, including a lighter, crisp trigger pull and a tactile, audible reset, as well as an aggressive grip texture for increased control and four interchangeable dimensional palmswell grip sizes. The M&P M2.0 compact received the NRA American Rifleman Golden Bullseye Award for Handgun of the Year.

We further enhanced our M&P M2.0 product platform, and enhanced our already popular M&P Shield pistol products, by offering a 45 Auto caliber for our concealed carry M&P Shield M2.0 pistol. This M&P45 Shield M2.0 pistol features an aggressive grip texture for increased control and a lighter crisp trigger pull and is offered with a Crimson Trace integrated red or green laser.

In addition, we enhanced our popular M&P380 Shield EZ pistol by adding a Crimson Trace green Laserguard. Our M&P380 Shield EZ was awarded two NRA Publications Golden Bullseye Awards and was the top scoring pistol in the American Rifleman’s Ladies Pistol Project #3 study. The M&P380 Shield EZ features an easy-to-rack slide, easy-to-load magazine, and easy-to-clean design that allows consumers of all statures and strengths the opportunity to own, comfortably practice with, and effectively utilize this pistol for personal protection. Since its introduction in 2012, the M&P Shield pistol has become one of the most popular concealed carry firearms in the market as demonstrated by the milestone shipment of the three millionth M&P Shield pistol in fiscal 2019.

Within our M&P rifle products, we enhanced our M&P 15-22 SPORT and M&P 15-22 SPORT II by adding optic-ready rifles complete with a mounted Crimson Trace red or green dot electronic sight.

Our customers continue to demand premium firearms that provide a competitive edge in sport shooting and hunting. Our Performance Center products are engineered and manufactured to meet this need, and they incorporate many custom features not found on our standard products, such as enhanced triggers for smoother trigger pull, ported barrels for better muzzle control, and specialty sights for quicker target acquisition. During fiscal 2019, we expanded our Performance Center revolver offerings with the introduction of two new Model 19 revolvers and a Model 442 revolver that can be used for competition shooting, hunting, and personal protection. We also introduced a new Performance Center SW22 Victory target pistol for competition shooting with a scandium light weight frame and easy-to-rack slide. In addition, we introduced six new long-range rifles and two new .22 caliber rifles for hunting and target shooting.

Within our Thompson/Center Arms branded products, we continued to focus on expanding our bolt action rifle business while maintaining our leadership in muzzleloaders and interchangeable systems. We introduced the Thompson/Center T/CR22 semi-automatic rifle, which is designed to meet the needs and desires of hunters, plinkers, and first-time shooters. The T/CR22 offers a green fiber optic front sight, an adjustable rear peep sight for quick target acquisitions, a built in Picatinny rail system, a threaded barrel, and a 10-round rotary magazine.

Our firearm business is seasonal with revenue generally peaking in our fourth fiscal quarter, which ends April 30, as a result of most industry events and distributor shows normally scheduled during the early spring months. In addition, because of our operating schedule, which includes a summer and a winter shutdown of our firearm manufacturing facilities, we have an increased number of operating days in our fourth fiscal quarter, which allows our shipping and production volumes to exceed other quarters. Seasonality, however, can be disrupted by external events that may drive sales or impact channel inventories, which may slow or accelerate our sales.

Firearms net sales for the years ended April 30, 2019, 2018, and 2017 were $478.5 million, $449.0 million, and $773.0 million, respectively. Firearm gross profit for the years ended April 30, 2019, 2018, and 2017 totaled $152.8 million, $123.2 million, and $314.6 million, respectively. Total assets for our Firearms business totaled $389.7 million and $346.5 million as of April 30, 2019 and 2018, respectively. Refer to our consolidated financial statements, commencing on page F-1 of this report, for more information regarding our firearm business.

Sales of our handguns accounted for $336.9 million, or 52.8%, of total net sales for the fiscal year ended April 30, 2019; $326.3 million, or 53.8%, of total net sales for the fiscal year ended April 30, 2018; and $556.6 million, or 61.6%, of total net sales for the fiscal year ended April 30, 2017. Sales of long guns accounted for $107.7 million, or 16.9%, of total net sales for the fiscal year ended April 30, 2019; $90.2 million, or 14.9%, of total net sales for the fiscal year ended April 30, 2018; and $179.6 million, or 19.9%, of total net sales for the fiscal year ended April 30, 2017. Sales of other products and services accounted for $33.9 million, or 5.3%, of total net sales for the fiscal year ended April 30, 2019; $32.5 million, or 5.4%, of total net sales for the fiscal year ended April 30, 2018; and $36.8 million, or 4.1%, of total net sales for the fiscal year ended April 30, 2017.

Handguns

We currently manufacture an extensive variety of handgun models that includes revolvers and pistols. A revolver is a handgun with a cylinder that holds the ammunition in a series of rotating chambers that are successively aligned with the barrel of the firearm during each firing cycle. There are two general types of revolvers: single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the firearm and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder as it cocks and releases the hammer. A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which is fed ammunition from a magazine contained in the grip. The firing cycle ejects the spent casings and loads a new round into the chamber.

We have long been known as an innovator and leader in the revolver market, and most of our revolvers are currently marketed under the Smith & Wesson brand. We sell a wide range of sizes from small-frame revolvers used primarily for concealed carry and personal protection to large-frame revolvers used primarily for recreational and competitive sport shooting. Our extra-large frame revolvers primarily address the handgun-hunting market.

Our small-frame revolvers have been carried by law enforcement personnel and personal defense-minded citizens for 167 years. We hold a number of patents on various firearm applications, including the use of scandium, a material that possesses many of the same attributes as titanium but at a more reasonable cost. Our revolvers are available in a variety of models and calibers, with applications in virtually all professional and consumer markets.

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

In fiscal 2012, we launched the M&P Shield pistol to address the growing personal protection and concealed carry market. The M&P Shield features a slim concealable profile, 9mm, 380 Auto, 40 S&W, and 45 Auto calibers, and M&P ergonomics. We introduced additional M&P Shield models during fiscal 2019. We believe the M&P Shield pistol is one of the most popular firearms in the market, having surpassed the three millionth unit shipped in fiscal 2019.

Our Performance Center has been providing specialized products and services for the most demanding shooting sports enthusiasts since 1990. To meet the requirements of law enforcement professionals, competitive shooters, collectors, and discriminating sport enthusiasts who demand superior firearm products, our Performance Center personnel conceptualize, engineer, and craft firearm products to create enhanced versions of our standard products. Our craftsmen, many of whom are actively involved in competitive shooting, are highly skilled and experienced gunsmiths. Performance Center products are offered under the Smith & Wesson, M&P, and Thompson/Center brands and are typically made in limited production quantities, although we offer a number of catalog variations in order to increase product availability.

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

Long Guns

Our M&P branded modern sporting rifles are designed to satisfy the functionality and reliability needs of global military, law enforcement, and security personnel. These long guns are popular with consumers as hunting and sporting target rifles and are sold through our sporting good distributors, retailers, and dealers. We offer M&P modern sporting rifles in five different calibers (22LR, 5.56mm NATO (223), 300 Whisper, 308 Winchester (7.62x51mm), and 6.5 Creedmoor) for multiple recreational and professional uses. We also offer upper assemblies so gun owners can easily modify their M&P to suit the needs and tasks of the various forms of sport shooting and hunting. Our broad product portfolio of modern sporting rifles includes a 22 caliber model, an opening price-point sport model, a hunting caliber model for longer range effectiveness, and several models designed for the exclusive use of military and law enforcement agencies throughout the world.

We manufacture three lines of bolt-action rifles under our Thompson/Center Arms brand with several models in each line. These long guns are offered in over 10 different calibers. Bolt-action rifles operate by the cycling of a bolt handle that allows for both the loading and unloading of rounds via a magazine fed system. This design allows for multi-round capacity and a level of strength that supports larger calibers. Our bolt-action rifles feature 5R rifling and a minute of angle guarantee. We offer compact rifles for shooters of smaller stature. Bolt-action rifles are the most popular firearm among hunters because of their reputation for accuracy, reliability, and relatively light-weight design.

Under our Thompson/Center Arms brand, we also offer four lines of high-quality American-made single-shot “black powder,” or “muzzleloader,” firearms. Ammunition for our black powder firearms is loaded through the muzzle rather than the breech, as is the case with conventional firearms. Our black powder firearms are highly accurate, dependable rifles configured with muzzleloading barrels for hunting. Black powder firearms are purchased by hunting enthusiasts, primarily for use during exclusive black powder hunting seasons for hunting big game, such as deer and elk.

We offer two models of interchangeable, single-shot firearm systems that deliver numerous gun, barrel, and caliber configurations, and finishes. These firearm systems can be purchased fully assembled or as frame assemblies that can be configured by the owner as a center-fire rifle, rim-fire rifle, shotgun, black powder firearm, or single-shot handgun for use across the entire range of big- and small-game hunting. As a result, a firearm owner can easily change barrels, stocks, and forends, resulting in “one gun for all seasons” that can be continuously modified to suit the needs and tasks of the owner for various forms of sport shooting and hunting.

Other Products and Manufacturing Services

Our other products and manufacturing services in the firearms segment include the following:

Parts: We sell parts to support our firearm business, including barrels and magazines that are manufactured at our facilities or purchased through third parties.

Handcuffs: We are one of the largest manufacturers of handcuffs and restraints in the United States. We fabricate these products from the highest-grade carbon or stainless steel. Our patented Lever Lock cuffs offer a double-locking system for added security and comfort, without extra tools or keys. Double heat-treated internal locks help prevent tampering and smooth ratchets allow for swift cuffing and an extra measure of safety. We have the ability to customize handcuffs to fit customer specifications.

Smith & Wesson Academy: The Smith & Wesson Academy offers state-of-the-art-instruction designed to meet the training needs of law enforcement and security customers worldwide. This service-only offering sends instructors to provide courses and training to law enforcement and military personnel at their locations in the field.

Suppressors: We are the nation’s oldest firearm suppressor manufacturer and an active participant in the firearm suppressor market around the world. Our Gemtech branded suppressors were the first to market in 1976 and have been involved in setting standards used by the military in suppressor testing, implementation, and safety. Our suppressors are constructed from high grade aluminum, steel, or titanium and are compatible with every major type of rimfire and centerfire pistol and centerfire rifle caliber currently on the market.

Manufacturing Services: We utilize our substantial manufacturing capabilities to provide services to third-party customers. Our manufacturing services include forging, heat treating, rapid prototyping, tooling, finishing, plating, machining, and custom plastic injection molding. We believe our manufacturing services provide us with increased flexibility and reduced supply chain risk. We also believe that business-to-business sales provide profitable revenue stream diversification and enable us to maximize capacity utilization of our manufacturing assets. We market our manufacturing services division under the Smith & Wesson Precision Components brand name.

Outdoor Products & Accessories

We are a provider of outdoor products and accessories used in the shooting, hunting, and rugged outdoor markets. We design, source, distribute, and manufacture innovative, high-quality products under 20 brand names.

Our extensive array of products include shooting and field rests, reloading products, gunsmithing tools, knives and cutting tools, fishing gear, gun vises, laser sighting products, optics, and tactical lighting systems, hearing protection, camping and survival gear, and vault accessories. Since 2011, we have introduced over 1,500 variations of outdoor products and accessories products and we currently hold more than 224 patents. Some notable products that we introduced in fiscal 2019 include the Caldwell Hydrosled, the Frankford M-Press, and the BOG Deathgrip, as well as a new line of Crimson Trace branded sights and scopes. We have grown our Outdoor Products & Accessories business inorganically through strategic acquisitions and sustained organic growth to foster meaningful new product introductions each year. Our portfolio includes highly regarded brands such as the Caldwell line of shooting supplies, which has provided shooting accessories for more than 20 years, and Crimson Trace, which has provided laser lighting systems for nearly 25 years. We also sell products under other brand names, including Wheeler, Tipton, Frankford Arsenal, Schrade, Imperial, Uncle Henry, BUBBA, UST, Lockdown, Hooyman, BOG, Old Timer, LaserLyte, and KeyGear. Finally, several of the registered trademarks in our firearm business, including the S&W logo, the script “Smith & Wesson”, the “M&P” logo, the script “Thompson/Center Arms”, and the script “Performance Center” are well known and have a reputation for quality, value, and trustworthiness in the accessories industry. As a result of the sourcing and development skills of the Outdoor Products & Accessories division, we have reduced our licensing activity and are internally developing and marketing products featuring those strong brands. In addition, our brand lane structure enables us to focus on modernizing and upgrading our brands through initiatives developed by our internal marketing, sales, and e-commerce teams.

As noted above, we have built Outdoor Products & Accessories both organically and inorganically. In fiscal 2015, we acquired BTI, a leading provider of hunting and shooting accessories, in order to expand our presence in the firearm accessories and rugged outdoor markets and leverage BTI’s broad portfolio of hunting and shooting accessories brands that are popular with consumers. In fiscal 2017, we expanded our Outdoor Products & Accessories portfolio into the laser sighting market with the acquisition of Crimson Trace Corporation. Crimson Trace, based in Wilsonville, Oregon, is a leader in laser sighting and tactical lighting systems and an important supplier to our firearm business. In addition, in fiscal 2017, we expanded our Outdoor Products & Accessories portfolio by acquiring the net assets of Taylor Brands, LLC and Ultimate Survival Technologies, Inc. Taylor Brands, LLC which has been integrated into our BTI business and operates from Columbia, Missouri, is a leading provider of high-quality knives, specialty tools, and accessories. Ultimate Survival Technologies, Inc., based in Jacksonville, Florida, now operating as Ultimate Survival Technologies, LLC, or UST, is a provider of high-quality survival and camping equipment, including LED lights, all-weather fire starters, unbreakable signal mirrors, premium outdoor cutting tools, first aid kits, survival kits, and camp kitchen products. In fiscal 2018, we purchased Bubba Blade branded products, a provider of premium branded sports knives and tools for fishing and hunting. In fiscal 2019, we further expanded our Outdoor Products & Accessories portfolio by acquiring LaserLyte branded products, which includes laser training and sighting products for the consumer market.

Unlike our firearm business, which is a manufacturing and sales operation, our principal Outdoor Products & Accessories business model is to design, source, distribute, and produce products focusing on product innovation and highly efficient component-level overseas sourcing. We maintain long-term relationships with key industry accounts and utilize a highly efficient digital advertising and marketing approach. We typically launch well over 150 new outdoor products and accessories SKUs every year.

Outdoor Products & Accessories net sales were $159.8 million, or 25.0%, of total net sales, for the fiscal year ended April 30, 2019; $157.9 million, or 26.0%, of total net sales, for the fiscal year ended April 30, 2018; and $130.2 million, or 14.4%, of total net sales, for the fiscal year ended April 30, 2017. Results reported include net sales related to acquisitions for the period subsequent to their respective acquisition dates. Our Outdoor Products & Accessories gross profit for the fiscal years ended April 30, 2019, 2018, and 2017 totaled $73.4 million, $72.5 million, and $60.7 million, respectively. Total assets for our Outdoor Products & Accessories business totaled $377.1 million and $398.5 million as of April 30, 2019 and 2018, respectively.

Marketing, Sales, and Distribution

General

We go to market in a variety of ways, including two-step distribution, strategic retailers, and buying groups consisting of certain large, regional retailers, utilizing a combination of direct sales and sales representatives to service these customers. We also sell firearms directly to law enforcement agencies and manufacturing services directly to other businesses. In Outdoor Products & Accessories, we also go to market utilizing strategic and online retailers and direct-to-dealer sales utilizing a combination of direct sales and sales representatives. We sell internationally primarily through distributors, which in turn sell to retail stores and government agencies. Our top five commercial distributors in the United States accounted for a total of 30.3% and 38.7%, of our consolidated net sales for the fiscal years ended April 30, 2019 and 2018, respectively. Those commercial distributors are not regionally exclusive and have many of the same dealer customers. Therefore, we believe that the loss of one or more of these distributors would not materially impact sales as the remaining distributors would be allocated additional sales.

We market our products to consumers through independent dealers, large retailers, in-store retail channels, direct to consumer, and range operations using focused marketing and promotional campaigns, which include print, broadcast, and digital advertising campaigns; social and electronic media; and in-store retail merchandising strategies. We are prominently featured in vertical print media, including editorial coverage in an extensive list of leading firearms and outdoor magazines, including Guns & Ammo, American Rifleman, Shooting Times, American Handgunner, Shooting Illustrated, American Hunter, Outdoor Life, and Field & Stream. We also sponsor many outdoor television, internet, and online programs that generate significant editorial exposure.

We sponsor a number of firearm safety, shooting, and hunting events and organizations. We print various product catalogs that are distributed to our dealers and mailed directly, on a limited basis, to consumers. We also attend various trade shows, such as the Shooting, Hunting, Outdoor Trade (SHOT) Show, the NRA Annual Meeting & Exhibits, the National Association of Sporting Goods Wholesalers Show, the International Association of Chiefs of Police Show, the Association of the United States Army Show, or AUSA Show, the International Weapons Exhibition Show, or IWA Show, in Europe, and various distributor, buying group, and consumer shows.

For the fiscal years ended April 30, 2019, 2018, and 2017, advertising and promotion expenses were $24.3 million, $25.8 million, and $22.3 million, respectively, excluding the cost of rebates and promotions reflected in gross profit. The increase in advertising and promotion expenses was due to the businesses acquired in fiscal year 2018.

We sell our products worldwide. International sales accounted for 5%, 5%, and 3% of our net sales for the fiscal years ended April 30, 2019, 2018, and 2017, respectively. Our businesses own tooling that is located at various suppliers in Asia and North America.

Digital Marketing

We utilize our websites, including, www.aob.com, www.smith-wesson.com, www.tcarms.com, www.btibrands.com, www.crimsontrace.com, www.ustbrands.com, and www.gemtech.com, to market our products and services and to provide a wide range of information regarding our company to customers, consumers, dealers, distributors, investors, and government and law enforcement agencies worldwide. Social media platforms such as Facebook, Instagram, YouTube, LinkedIn, and Twitter are effective ways for us to communicate the features and benefits of our products. Our direct to consumer e-mail marketing helps us to further engage our consumers and communicate the value of our brands. We continue to invest in new digital marketing capabilities designed by our e-commerce team to provide best-in-class customer experiences. Utilizing our digital platform, we operate branded e-commerce websites designed to inform, inspire, and prepare our customers for the rugged outdoors. We believe our digital platform supports future sales growth and profitability.

Retail

We operate online retail stores from which we sell hunting, camping, and shooting accessories under all of our brands. Firearms are not sold through our online retail stores.

Service and Support

We utilize a variety of methods for supporting our consumers and dealers for our Firearms division. We have a toll-free customer service number, e-mail, and social media messaging to answer questions and resolve issues regarding our firearm products. In addition, we offer a limited one-year warranty program and a lifetime service policy under which we repair defects in material or workmanship in our firearm products without charge for as long as the original purchaser owns the firearm. We also maintain a number of authorized warranty centers throughout the world and provide both warranty and charge repair services at our facilities.

We utilize a toll-free customer service number to answer questions and resolve issues regarding our Outdoor Products & Accessories division.  We offer a limited one-year, three-year, limited-lifetime, or full-lifetime warranty program to the original purchaser of our outdoor products and accessories, depending on the product purchased. We also will repair or replace with an item of equivalent value, at our option, certain products or parts that are found to be defective under normal use and service, without charge during the warranty period.

Facilities

We have three manufacturing facilities at which we produce our firearm products: a 575,000 square-foot facility located in Springfield, Massachusetts; a 38,000 square-foot facility located in Houlton, Maine; and a 150,000 square-foot facility located in Deep River, Connecticut. We conduct our handgun and long gun manufacturing and some of our manufacturing service activities at our Springfield facility. Our Houlton facility is a machining center only with no assembly, finishing, or small parts operations. We also produce handcuffs and other restraint devices at our Houlton facility. We use our Deep River facility for custom plastic injection molding services, rapid prototyping, and tooling. All of these facilities are ISO 9001 certified.

We perform in our own facilities most of the machining and all of the assembly, inspection, and testing of the firearms that we sell. We produce our major firearm components utilizing computer-assisted machines. Our skilled employees use sophisticated automated testing equipment to ensure the proper functioning of our firearms. Every firearm is test fired before shipment. Our Springfield and Houlton facilities are currently operating on two shift patterns; a four shift, 168 hour per week schedule and a three shift, 120 hour per week schedule. We seek to minimize inventory costs through an integrated planning and production system. All facilities in our Firearms division operate under SAP, a fully integrated ERP system. We intend to continue investing in improving our facilities and our systems in order to increase efficiency, improve information reporting, and strengthen internal controls.

In connection with our Outdoor Products & Accessories division, we operate two facilities, each of which consists of a warehouse and connected office space: a 145,000 square-foot building in Columbia, Missouri and a 100,625 square foot building in Jacksonville, Florida. We also operate a 50,000 square-foot light manufacturing, assembly, and warehousing facility with connected office space in Wilsonville, Oregon. We source almost all of our outdoor products and accessories and component parts from third-party contract manufacturers located primarily in Asia and North America. Each of these facilities is ISO 9001 certified.

In fiscal 2017, we announced a plan to establish a national logistics facility in Boone County, Missouri. In fiscal 2018, we broke ground on this new 633,000 square foot facility, which was completed in November 2018 and is expected to become fully operational in fiscal 2020. This logistics facility is designed to centralize the inventory management, sales, and distribution for our entire portfolio of finished products throughout our business. We expect to vacate both the 145,000 square-foot Columbia facility and the 100,625 square-foot Jacksonville facility in fiscal 2020 and centralize those operations in our Boone County facility. We plan to optimize logistics expertise and yield optimal tax efficiency, as well as to quickly harvest financial synergies from acquisitions. We also expect to yield higher inventory turns, provide better customer service, and gain the ability to support an omni-channel customer base as our company expands further into the rugged outdoor market once this facility becomes fully operational.

Suppliers

We manufacture most of the components for our firearms, but purchase certain components and parts, including bolt carriers, rifle receivers, magazines, small parts, and rifle stocks, from third parties. We also purchase ammunition for product testing. Most of our major suppliers for our firearm products are U.S.-based and provide materials, components, and parts, such as steel, polymer components, and metal-injected-molded components. The costs of these materials, components, and parts are at competitive rates. We have become less dependent on any particular supplier by strategically sourcing parts and raw material from multiple suppliers based on quality, cost and risk. Whenever appropriate, critical parts and components have primary and secondary sources of supply.  We are also able to leverage our supply base to supplement our internal capacity and provide flexibility in our response to changes in market conditions. We use numerous raw materials, such as steel, wood, lead, brass, and plastics, in producing and testing our products. We have alternative sources for these raw materials.

Most of the major suppliers for our Outdoor Products & Accessories division products are based in Asia, although a portion of these products are produced, manufactured, and assembled in the United States. We continue to expand our supply base to maintain competitive pricing and quality standards and to be in a position to respond rapidly to changes in customer demand and market trends. For certain components, we utilize a dual sourcing supply chain to mitigate risks associated with sourcing key components from only one supplier.

Research and Development; New Product Introductions

Through our advanced products engineering departments, we enhance existing products and develop new products for all our businesses. In fiscal 2019, 2018, and 2017, our gross spending on research activities relating to the development of new products was $12.9 million, $11.4 million, and $10.2 million, respectively. As of April 30, 2019, we had 71 employees at our various facilities engaged in ongoing research and development activities for all of our brands.

Patents, Trademarks, and Copyrights

We recognize the importance of innovation and protecting our intellectual property. Accordingly, we own numerous patents related to our products. We apply for patents whenever we develop innovative new products, unique designs, or processes of commercial importance. We do not believe that our business is materially dependent on any single patent.

Because of the significance of our brand names, our trademarks, service marks, trade dress, and copyrights are also important to our business. We have an active global program of trademark registration, monitoring, and enforcement. We believe that our Smith & Wesson, M&P, Performance Center, Thompson/Center Arms, and Gemtech brands and our S&W monogram trademarks are known and recognized by the public worldwide and are important to our firearm business. In addition, we market our outdoor products and accessories under 20 brand names, including Caldwell, Wheeler, Tipton, Frankford Arsenal, Lockdown, Hooyman, BOG, Crimson Trace, Imperial, Schrade, Old Timer, Uncle Henry, BUBBA, LaserLyte, Smith & Wesson, M&P, Performance Center, Thompson/Center, UST, and KeyGear. We also sell outdoor products and accessories utilizing our firearm brands.

We intend to vigorously pursue and challenge infringements of our patents, trademarks, service marks, trade dress, and copyrights, as we believe the goodwill associated with them is a cornerstone of our branding strategy.

Competition

We encounter competition in the firearms industry from both domestic and foreign manufacturers. Although some competitors manufacture a wide variety of firearms as we do, most of our competitors manufacture only certain types of firearms. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States and an active participant in the hunting rifle market. We compete primarily based upon innovation, quality, reliability, durability, price, performance, consumer brand awareness, and customer service and support. Our customer service organization is proactive in offering timely responses to customer inquiries. We believe we can effectively compete with all our present competitors.

Our primary competitors are Ruger and Taurus in the revolver market and Glock, Ruger, Sig Sauer, Springfield Armory, and Taurus in the pistol market. We compete primarily with Colt, Sig Sauer, Ruger, Remington, Savage, and Daniel Defense in the modern sporting rifle market and Browning, Remington, Ruger, Savage, CVA, and Traditions in the hunting rifle market.

Our competitors in the outdoor products and accessories markets are not as clearly defined as the firearms market because of the broad range of brand names and products. Our primary competitor in the outdoor products and accessories market is Vista Outdoors. Almost all other competitors are smaller private companies that directly compete with only one or two of our brands.

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

We grant payment terms to most commercial customers ranging from 30 to 90 days. However, in some instances, we provide longer payment terms, particularly as it relates to our hunting dating programs, which provides payment terms due in the fall for certain orders of hunting products received in the spring and summer.

During fiscal 2019, firearm sales into our professional channel accounted for 11.7% of our firearm net sales which include state and local law enforcement agencies, the federal government, and international customers. The remaining 88.3% of our firearm net sales were through federal firearm licensees to domestic consumers. Net sales for Outdoor Products & Accessories segment during fiscal 2019 were 4.2% to international customers and 95.8% to domestic customers. Our domestic net sales are made to e-commerce retailers, strategic retailers, dealers, and distributors that sell to licensed dealers that in turn sell to the end users. In some cases, we sell directly to large retailers and dealers.

Governmental Regulations

Our firearm and suppressor business is primarily regulated by the ATF, which licenses the manufacture, sale, and import of firearms and suppressors in the United States. The ATF conducts periodic audits of our facilities that hold Federal Firearms Licenses. The U.S. Department of State currently oversees the export of articles, services, and related technical data that are designated as defense articles or defense services on the U.S. Munitions List, as set forth in the International Traffic in Arms Regulations, or ITAR, under the Arms Export Control Act, or AECA. We are required to obtain an export license for all international shipments of items controlled under ITAR and AECA.

There are also various state laws, regulations, and local ordinances relating to firearm characteristics, features, and sales, as well as firearm magazine capacities. Local firearm dealers must comply with state and local laws, regulations, and ordinances pertaining to firearm, suppressor, and magazine sales within their jurisdictions. We manufacture several firearm models and magazines in various capacities that comply with those laws, regulations, and ordinances for sales in those states and localities. In Massachusetts, for example, there are regulations related to the weight of the trigger pull, barrel length, material strength, and independent testing of handguns. California, Connecticut, Maryland, New Jersey, and New York, as well as other states, the District of Columbia, and other localities, have similar laws, ordinances, and restrictions. In addition, California and the District of Columbia require new pistols to contain a microstamping mechanism, which must be able to etch or imprint, in two locations, a microstamp array of characters that identify the make, model, and serial number of the pistols onto each cartridge case when the pistol is fired. No commercially produced firearm has utilized the microstamping process, which is considered by most to be unfeasible, and we have no plans to utilize any microstamping feature in our firearms. Therefore, we will not sell into California or the District of Columbia any pistol that is subject to the microstamping feature requirement.

Warnings and instructions concerning the safe operation of our firearms and suppressors are contained in Safety & Instruction Manuals included in all boxes in which firearms and suppressors are shipped and are also available for download from our Smith & Wesson, Thompson/Center Arms, and Gemtech websites.

The U.S. Food and Drug Administration, or FDA, regulates certain of our electro-optics products.

Our outdoor products and accessories business is subject to various standard business regulations of the kind that typically apply to all companies whose products are used by consumers.

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

In our efforts to satisfy our environmental responsibilities and to comply with environmental laws and regulations, we have established, and periodically update, policies relating to the environmental standards of performance for our operations. We have in place programs that monitor compliance with various federal, state, and local environmental regulations. However, in the normal course of our manufacturing operations, we are subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges from our operations into the environment. We regularly incur substantial capital and operating costs to comply with environmental laws, including remediation of known environmental conditions which we fund through cash flows from operations. We spent $1.0 million in fiscal 2019 on environmental compliance, consisting of $795,000 for disposal fees and containers, $188,000 for remediation, $60,000 for DEP analysis and fees.

In the normal course of our business, we may become involved in various proceedings relating to environmental health and safety matters, and we are currently engaged in an environmental investigation and remediation. Our manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. We have identified soil and groundwater contamination at our Springfield, Massachusetts plant that we are investigating, monitoring, or remediating, as appropriate. As of April 30, 2019, we had recorded a $725,000 environmental reserve in non-current liabilities. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

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

Employees

As of May 31, 2019, we had 1,988 employees, including 8 part-time employees. Of these employees, 1,484 were engaged in manufacturing, 141 in sales and marketing, 50 in finance and accounting, 74 in research and development, 46 in information services, and 193 in various executive or other administrative functions. None of our employees are represented by a union in collective bargaining with us. Of our employees, 24.3% have 10 or more years of service with our company and 7.2% have greater than 25 years of service with our company. We believe that our employee relations are good and that the high quality of our employee base is instrumental to our success.

Backlog

As of April 30, 2019 and 2018, we had a backlog of orders for firearms totaling $39.2 million and $96.1 million, respectively. The decrease in firearms order backlog from the prior fiscal year was primarily because of the normalization of channel inventories and the timing of order fulfillment. We had a backlog of orders for our outdoor products and accessories totaling $12.7 million and $14.3 million as of April 30, 2019 and 2018, respectively. Our backlog consists of orders for which purchase orders have been received and which are generally scheduled for shipment within six months and subject to capacity constraints. We allow orders received that have not yet shipped to be cancelled; therefore, our backlog may not be indicative of future sales.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position
P. James Debney	51	President and Chief Executive Officer
Jeffrey D. Buchanan	63	Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer
Robert J. Cicero	52	Senior Vice President, General Counsel, Chief Compliance Officer, and Secretary
Mark P. Smith	43	President, Manufacturing Services
Brian D. Murphy	35	President, Outdoor Products & Accessories
Lane A. Tobiassen	56	President, Firearms

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

Mark P. Smith has served as President, Manufacturing Services of our company and as President of Manufacturing Services for Smith & Wesson Corp., a subsidiary of our company, since March 2016. Mr. Smith served as Vice President of Manufacturing and Supply Chain Management from May 2011 until March 2016 and served as Vice President of Supply Chain Management from May 2010 until May 2011. He was Director- Supply Chain Solutions for Alvarez & Marsal Business Consulting, LLC from April 2007 until April 2010. Mr. Smith held various positions for Ecolab, Inc., a developer and marketer of programs, products, and services for the hospitality, foodservice, healthcare, industrial, and energy markets, from March 2001 until April 2007, including Program Manager, Acquisition Integration Manager, Senior Manufacturing Planner, Plant Engineer, and Senior Production / Quality Supervisor. Mr. Smith was a Production Supervisor for Bell Aromatics, a manufacturer of flavors and fragrances, from August 1999 until March 2001.

Brian D. Murphy has served as President of the Outdoor Products & Accessories Division of our company since June 2017.  From December 2016 until May 2017, he was President of the Outdoor Recreation Division, the activities of which have been collapsed into Outdoor Product & Accessories.  From February 2015 until December 2016, he was Vice President, Corporate Development of Vista Outdoor, Inc., a designer, manufacturer, and marketer of outdoor sports and recreation products.  From April 2013 until February 2015, Mr. Murphy was Director of Mergers & Acquisitions and Director of Financial Planning & Analysis for Alliant Techsystems (“ATK”), an aerospace, defense, and outdoor sporting goods company.  Mr. Murphy held various management roles at McMaster-Carr Supply Company, a supplier of maintenance, repair and operations materials to industrial and commercial facilities worldwide, from April 2011 until March 2013.  From May 2006 until October 2010 he served as an investment banker with the firm Houlihan Lokey, where he advised companies in the areas of strategy, acquisitions, divestitures, recapitalizations, and restructuring.  Mr. Murphy serves as a board member for the American Knife and Tool Institute, a non-profit organization that advocates for the knife industry.

Lane A. Tobiassen has served as President of the Firearms Division of our company since March 2019.  From August 2016 until March 2019, he was President of the Electro-Optics Division of our company, which was established in August 2016 when our company acquired Crimson Trace Corporation, the industry leader in laser sighting systems and tactical lighting for firearms.  Mr. Tobiassen served as President of Crimson Trace Corporation from September 2009 until August 2016, and as Marketing Director from April 2005 until September 2009.  Previously, he was Vice President of Marketing at LaCrosse Footwear, Inc., a leading producer of outdoor footwear and protective apparel.  From August 2000 until September 2001, he served as Vice President of Marketing for Danner, Inc., a division of LaCrosse Footwear, Inc. Lane is currently on the Board of Directors of Nosler, Inc., a leading manufacturer of high-performance bullets and ammunition.

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

Social, political, and other factors also can affect our performance. Concerns about presidential, congressional, and state elections and legislature and policy shifts resulting from those elections can affect the demand for our products. In addition, speculation surrounding increased gun control at the federal, state, and local level and heightened fears of terrorism and crime can affect consumer demand for our products. Often, such concerns result in an increase in near-term consumer demand and subsequent softening of demand when such concerns subside. Inventory levels in excess of customer demand may negatively impact operating results.

Federal and state legislatures frequently consider legislation relating to the regulation of firearms, including amendment or repeal of existing legislation. Existing laws may also be affected by future judicial rulings and interpretations. These possible changes to existing legislation or the enactment of new legislation may seek to restrict the makeup of a firearm, including limitations on magazine capacity; mandate the use of certain technologies in a firearm; remove existing legal defenses in lawsuits; or ban the sale and, in some cases, the ownership of various types of firearms and accessories. If such restrictive changes to legislation develop, we could find it difficult, expensive, or even impossible to comply with them, impeding new product development and distribution of existing products. In addition, gun-control activists may succeed in imposing restrictions or an outright ban on private gun ownership. Such restrictions or bans could have a material adverse effect on our business, operating results, and financial condition.

We remain dependent on the sale of our firearm products.

We manufacture a wide array of handguns, modern sporting rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. As noted above, sales of firearms are influenced by a variety of economic, social, political, legislative, and regulatory factors, which may result in volatile revenue patterns. During fiscal 2015, in an effort to diversify our revenue, we began an acquisition strategy to grow into the adjacent outdoor products and accessories market. Since that time, we have spent approximately $400.0 million on acquiring companies and brands to further this diversification strategy. However, firearms continue to represent a large proportion of our net sales. In fiscal 2019, firearm product sales represented approximately 69.7% of our consolidated net sales. While our strategy has been to diversify and grow our Outdoor Products & Accessories segment which would reduce the risks associated with a focus on any single product line or division, there can be no assurance that our strategy will be successful.

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

Existing industry protections may be repealed or affected by judicial rulings. For example, the Protection of Lawful Commerce in Arms Act of 2005, or the PLCAA, was enacted by Congress in 2005 in order to protect firearms manufacturers and dealers from liability when their legally manufactured and lawfully sold products are later used in criminal acts.  The PLCAA (or the state law equivalent of the PLCAA) could be repealed or amended, and legislation has been introduced in Congress to repeal the law. The PLCAA (or the state law equivalent of the PLCAA) may also be affected by future judicial rulings and interpretations. In Soto v. Bushmaster Firearms International, LLC, a case arising from the mass shooting in Sandy Hook Elementary School in Newtown, Connecticut, the Connecticut Court of Appeals allowed claimants to pursue state claims for unfair trade practices and potentially other theories of liability notwithstanding the immunity granted to firearms manufacturers under the PLCAA. If the PLCAA (or the state law equivalent of the PLCAA) were repealed, amended, or reinterpreted, firearms manufacturers could face a significant increase in litigation, which could have a material adverse effect on our business, operating results, and financial condition.

Compliance with all of these laws, regulations, and protocols is costly and time consuming. Although we make substantial efforts to ensure compliance with the many regulations to which we are subject, inadvertent violation of any of these laws, regulations, and protocols could cause us to incur fines and penalties and could also lead to restrictions on our ability to manufacture and sell our products and services and to import or export the products that we sell. In addition, these laws, regulations, and protocols, as well as their interpretation by courts and regulatory authorities, may change at any time. There can be no assurance that such changes to the laws, regulations, and protocols or to their interpretations will not adversely affect our business.

Actions of social activists could cause us to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business.

From time to time, we may be subject to informal private or public inquiries and/or formal proxy proposals by activists urging us to take certain corporate actions, many of which may not be aligned with the best financial or operational interests of our company.  Such activities may adversely affect our business in a number of ways, since responding to such inquiries or proposals can be costly, time consuming, disruptive to our operations, and could meaningfully divert the attention of our resources, including those of our management team and our employees.   For example, such activities could require us to retain the services of various professionals to advise us on such matters, including legal, financial, and communications advisors, which could be costly.  In addition, certain stockholder inquiries and proposals could create perceived uncertainties or concerns as to our future operating environment, legislative environment, strategy direction, or leadership, and such uncertainties or concerns could result in the loss of potential business opportunities; could harm our ability to attract new investors, customers, and employees; could harm or disrupt our business and financial relationships; could result in consumer boycotts of our products; and could cause our stock price to experience periods of decline, volatility, or stagnation.  For example, gun-control activists could pressure our financial institutions, our insurance carriers, our customers, our vendors, or other businesses and institutions with whom we maintain relationships to cease doing business with us or adopt actions that are not in the best interests of our company, inconsistent with the legal operations of our business, or contrary to the beliefs of our core consumers. In addition, our reputation could be irreparably damaged if our core consumers believe that we have adopted the gun control agenda of certain activists. Such activities could have a negative impact on our business, operating results, and financial condition.

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

Our products expose us to potential product liability, warranty liability, and personal injury claims, as well as litigation relating to the use or misuse of our products. These include allegations of defects in manufacturing and design, failure to warn of inherent dangers in the product itself or activities associated with the product, and negligence and strict liability. In addition, as described earlier, we could be subject to future litigation arising out of the criminal misuse of our firearms. If successful, such claims could have a material adverse effect on our business, operating results, and financial condition. Although we maintain product liability insurance in amounts that we believe are reasonable, we may not be able to maintain such insurance on acceptable terms, if at all, in the future, and product liability claims may exceed the amount of insurance coverage available to us. Because we manufacture and sell firearms, insurance carriers may decide not to insure our products or our company in the future. In addition, our reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about our products. Due to the nature of our products, we anticipate that we will continue to be involved in litigation, including product liability cases and claims in the future.

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

From time to time, we have been capacity constrained and have been unable to satisfy on a timely basis the demand for some of our products. During the last several fiscal years, we have improved our manufacturing productivity by adding capacity, increasing daily production quantities, increasing operational availability of equipment, reducing machinery down time, extending machinery useful life, and increasing manufacturing efficiency. Future significant increases in consumer demand for our products or increased business from law enforcement or military agencies may require us to expand further our manufacturing capacity, particularly through the purchase of additional manufacturing equipment and the addition of manufacturing space. We may not be able to increase our capacity in time to satisfy increases in demand that may occur from time-to-time, and we may not have adequate financial resources to increase capacity to meet demand. Capacity constraints may prevent us from satisfying customer orders and result in a loss of market share to competitors that are not capacity constrained. At other times, such as recently, we may suffer excess capacity and increased overhead costs, particularly if we increase our capacity to meet actual or anticipated demand and that demand decreases or does not materialize. Various actions that we have taken in the past, such as outsourcing a portion of our production and reducing our expenses, enable us to mitigate the effect of reduced product demand, but such actions cannot totally mitigate the effect of reduced product demand.

Our manufacturing facilities are critical to our success.

Our Springfield, Massachusetts facility is critical to our success, as we currently produce most of our firearm products at this facility.

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

In October 2017, we entered into a lease agreement with Ryan Boone County, LLC for the design, construction, and lease of an approximately 633,000 square-foot national logistics facility in the Columbia area of Boone County, Missouri. Our logistics facility has been completed and is expected to be fully operational in fiscal 2020. We plan ultimately to rely on this logistics facility for substantially all of our product distribution. In addition, the diversion of management’s time and attention to the operational implementation of the logistics facility may adversely affect our day-to-day business activities. While we have plans, processes, and testing protocols in place to mitigate the risks associated with the successful operational implementation of our logistics facility, there can be no assurance that such plans will succeed.

The logistics facility will include computer controlled and automated equipment. As a result, the operations of the facility will be complicated and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, electronic or power interruptions, or other system failures. In addition, because substantially all of our products will be distributed from one location, our operations could also be interrupted by labor difficulties, extreme or severe weather conditions, or by floods, fires or other natural disasters near our logistics facility. Our ability to successfully operate the logistics facility in fiscal 2020 also depends on numerous factors, including, among others, the successful operational implementation of our logistics facility, our ability to manage a complex project, the proper design of the logistics facility, the ability to employ a skilled workforce to operate the logistics facility, the design and operation of computer controlled and automated systems, the design of software systems to operate the logistics facility, and the integration of the logistics facility into our ERP system.  Difficulties or delays in performing any of these critical tasks could delay the timely opening of our logistics facility and negatively impact the efficient operation of our business. We maintain business interruption insurance, but it may not adequately protect us from the adverse effect that may be caused by significant disruptions in our product distribution, such as the long-term loss of customers or an erosion of our brand image.

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

We source a significant portion of the outdoor products and accessories that we sell from third-party contract manufacturers, located primarily in Asia and North America. Our ability to secure qualified suppliers that meet our quality and other standards, and to receive these products in a timely and efficient manner, represents a challenge, especially with suppliers located and products sourced outside the United States.  Political and economic instability in countries in which foreign suppliers are located, the financial and managerial instability of suppliers, the failure by suppliers to meet our standards, labor problems experienced by our suppliers, the availability of raw materials to our suppliers, product quality issues, currency exchange rates, transport availability and cost, inflation, and other factors relating to suppliers and the countries in which they are located are beyond our control.  The United States’ foreign trade policies, tariffs, and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain types of materials from other countries, and other factors relating to foreign trade also are beyond our control. These and a majority of other factors affecting our suppliers and our access to products could adversely affect our business.

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

Protectionist tariffs and trade wars could harm our business.

Protectionist tariffs and trade wars could adversely affect our business, particularly our Outdoor Products & Accessories business. The United States has imposed and threatened to impose further tariffs on a variety of products and materials imported from various foreign countries. Tariff policies of the United States can be expected to result in retaliatory actions by affected countries, potentially resulting in trade wars and increased costs for goods imported into the United States. Any tariffs that result in increased costs or unavailability of imported products and accessories that we obtain for resale from foreign suppliers or materials used in our domestically produced products could require us to increase the prices of the products we sell or result in lower gross margins on such products if we are unable to increase the price of such products to our customers.

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

Poor product quality or performance could adversely affect our operating results and reputation. We generally provide a limited one-year, three-year, limited-lifetime, or full-lifetime warranty and a lifetime-service policy to the original purchaser of our new firearm products and a limited one-year warranty to the original purchaser of our new outdoor products and accessories. We offer a one-year or limited lifetime warranty program to the original purchaser of our outdoor products and accessories, depending on the product purchased.

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

Liability insurance coverage is expensive and from time to time may be difficult or impossible to obtain. Our insurance policies are subject to periodic review by our insurers and may not be renewed at all or on similar or favorable terms. Because we manufacture and sell firearms, insurance carriers may decide not to insure us in the future. In addition, if we or other firearms manufacturers sustain significant losses or make significant insurance claims, our ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected. Our liability insurance costs were $3.8 million in fiscal 2019 and $5.2 million in fiscal 2018. An inability to obtain liability insurance, significant increases in the cost of insurance we obtain, or losses in excess of our liability insurance coverage, could have a material adverse effect on us.

Shortages of, and price increases for, components, parts, raw materials, and other supplies may delay or reduce our sales and increase our costs.

Although we manufacture most of the components for our firearms, we purchase certain components and parts from third parties, including bolt carriers, rifle receivers, magazines, slides, small parts, barrels, and rifle stocks. We rely on third-party suppliers and manufacturers for substantially all of our outdoor products and accessories’ finished products and components, and we have limited control over these suppliers and manufacturers. We also purchase ammunition for product testing.

Most of our major suppliers for our firearm products are U.S.-based and provide materials, components, and parts, such as raw steel, polymer components, and metal-injected-molded components. The costs of these materials, components, and parts are at competitive rates. We have become increasingly dependent on a small number of key vendors that supply components and parts for our firearms as a result of our decision to increase our manufacturing flexibility by using third parties that can supplement our internal capacity to better react to changes in market conditions. Most of our major suppliers for our outdoor products and accessories components and products are based in Asia. Our major suppliers for electro-optics components are based in Asia and North America. We also use numerous raw materials that we purchase from third-party suppliers in producing and testing our products, including steel, wood, lead, brass, and plastics. Uncertainties related to governmental fiscal policies, including increased duties, tariffs, or other trade restrictions, could increase the prices of finished products, components, and raw materials we purchase from third-party suppliers.

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

All businesses in our Firearm division and our largest business in our Outdoor Products & Accessories division operate under a fully integrated ERP system, SAP. We are currently implementing SAP at our new national logistics facility, which is expected to be fully operational in fiscal 2020. This implementation could result in a major disruption to our business, and any disruption could have a negative effect on our business, operating results, and financial condition. In addition, implementing SAP has required and will continue to require significant resources and refinement to fully realize the expected benefits of the system.

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

We have a strategy to expand our operations through acquisitions in order to enhance existing products and offer new products, enter new markets and businesses, strengthen and avoid interruption from our supply chain, and improve our position in current markets and businesses. Acquisitions involve significant risks and uncertainties. We cannot accurately predict the timing, size, and success of any future acquisitions. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. Acquisitions also may become more difficult in the future as we or others acquire the most attractive candidates. Unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions could inhibit our growth and negatively impact our business, operating results, and financial condition.

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

We have a history of acquiring businesses, having spent approximately $400.0 million on acquisitions in the last five fiscal years. In order to pursue successful acquisitions, we may need to integrate the operations of acquired businesses into our operations, including centralizing certain functions to achieve cost savings and pursuing programs and processes that leverage our sales and growth opportunities. In fiscal 2017, we acquired Crimson Trace Corporation and the assets of Taylor Brands, LLC and Ultimate Survival Technologies, Inc. In fiscal 2018, we acquired the assets of Gemini Technologies, Incorporated and Fish Tales, LLC. In fiscal 2019, we acquired LaserLyte branded products from P&L Industries Inc. The integration of the management, operations, and facilities of acquired businesses with our own could involve difficulties, which could adversely affect our growth rate and operating results.

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

We review our goodwill, intangible assets, and long-lived assets (collectively, “tested assets”) for impairment annually or when events or changes in circumstances indicate the carrying value may not be recoverable. After such review, we may be required to record a significant charge to our financial statements during the period in which such impairment of our tested assets is determined, negatively impacting our results of operations. During the third quarter of fiscal 2019, we assessed and recorded a $10.4 million impairment charge related to the goodwill of our Electro Optics operating unit, which was subsequently restructured and combined into our Outdoor Product & Accessories operating unit. As of April 30, 2019, our Firearms and Outdoor Products & Accessories operating units had tested assets of $19.0 million and $163.2 million, respectively.  For further discussion of the valuation of tested assets, see Note 3 Significant Accounting Policies to our consolidated financial statements.  Factors that may be considered a change in circumstances, indicating that the carrying value of our tested assets may be reduced or otherwise not be recoverable, include, but are not limited to, general economic conditions, changes in regulations, reduced future cash flow estimates, slower growth rates, changes in the competitive environment for our products, and the success of new products.

Our growth strategy may require significant additional funds, the amount of which will depend upon our working capital and general corporate needs.

Any substantial borrowings made to finance operations or future acquisitions could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings. If our cash flow from operations is insufficient to meet our debt service requirements, we could be required to sell additional equity securities, refinance our obligations, or dispose of assets in order to meet our debt service requirements. Adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. In addition, certain banks may refuse to do business with us even if we are a creditworthy customer. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on us.

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

As of April 30, 2019, we had $156.4 million of long-term borrowings outstanding, of which $6.3 million is payable in the next 12 months. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions, or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to the financial condition, business environment, and other factors affecting our operations, many of which are beyond our control.

The failure to manage our growth could adversely affect our operations.

To continue to expand our business and strengthen our competitive position, we must make significant investments in systems, equipment, facilities, and personnel. In addition, we may commit significant funds to increase our sales, marketing, information technology, and research and development efforts in order to expand our business. As a result of the increase in fixed costs and operating expenses, our failure to increase sufficiently our net sales to offset these increased costs could adversely affect our operating results.

The failure to manage our growth effectively could adversely affect our operations. We have substantially increased the number of our manufacturing and design programs and plan to further expand the number and diversity of our programs in the future. Managing our planned growth effectively will require us to:

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

Our business is highly dependent upon our brand recognition and reputation, and the failure to maintain or strengthen our brand recognition or reputation would likely have a material adverse effect on our business.

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

Consumers are increasingly shopping online via e-commerce retailers and we face intense pressure to make our products available via e-commerce services. Although firearms currently cannot be delivered direct-to-consumer, firearms are increasingly sold on e-commerce websites and delivered to licensed firearm retailers near to the consumer, who then perform the requisite legal procedures and checks for a small fee. Our success in participating in e-commerce, especially in non-firearm transactions, will depend on our ability to effectively use our marketing resources to communicate with existing and potential customers. To increase our e-commerce sales, we may have to be more promotional to compete, which could impact our gross margin and increase our marketing expenses. We do not currently have a fully functional direct-to-consumer e-commerce platform and are reliant on third party e-commerce websites to sell our products, which could lead to our e-commerce customers being able to have control over the pricing of our products. This in turn could lead to adverse relationship consequences with our customers that operate brick and mortar locations as they may perceive themselves to be at a disadvantage based on the e-commerce pricing to end consumers. There is no assurance that we will be able to successfully expand our e-commerce business and respond to shifting consumer traffic patterns and direct-to-consumer buying trends.

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

For the fiscal year ended April 30, 2019, none of our customers exceeded 10% of our net sales and one of our customers accounted for approximately 19.8% of our accounts receivable. For the fiscal year ended April 30, 2018, one of our customers accounted for 11.9% of our net sales and none of our customers accounted for 10% or more of our accounts receivable. For the fiscal year ended April 30, 2017, none of our customers exceeded 10% of our net sales and one of our customers accounted for approximately 17.5% of our accounts receivable.

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

As of April 30, 2019, we had consolidated indebtedness of 156.4 million, of which $6.3 million is payable in the next 12 months.  On June 15, 2015, we entered into a new unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan, of which $81.4 million remained outstanding as of April 30, 2019. The Revolving Line provides availability until June 15, 2020 for general corporate purposes, with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. On October 27, 2016, we entered into a second amendment to our existing unsecured credit agreement, or the Second Amendment, which, among other things increased the Revolving Line to $350.0 million, increased the option to expand the credit commitment to $150.0 million, and extended the maturity of the Revolving Line from June 15, 2020 to October 27, 2021. Other than the changes described in the Second Amendment, we otherwise remain subject to the terms of the Credit Agreement, as described below. As of April 30, 2019, no borrowings outstanding on the Revolving Line. Had there been borrowings, they would have bore interest at 4.48%, the LIBOR rate plus an applicable margin. We were required to obtain fixed interest rate protection on the Term Loan covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement. This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan at 4.48%, which is subject to change based on our consolidated leverage ratio.

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

As of April 30, 2019, there were 54,696,762 shares of our common stock outstanding. Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company, which generally include our directors, executive officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 described below.

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

As of April 30, 2019, we had outstanding nonqualified stock options to purchase 267,761 shares of common stock under our incentive stock plans and other option agreements, 1,035,506 undelivered time-based restricted stock units, or RSUs, and 596,125 unearned performance stock units, or PSUs, under our incentive stock plans. We issued 230,282 of the 6,000,000 shares of common stock reserved for issuance under our 2011 Employee Stock Purchase Plan, or the ESPP, during fiscal 2019. We have registered for offer and sale the shares of common stock that are reserved for issuance pursuant to our incentive stock plans and available for issuance pursuant to the ESPP. Shares covered by such registration statements upon the exercise of stock options, the vesting of RSUs and PSUs or pursuant to the ESPP generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

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

The market price of our common stock could be subject to wide fluctuations as a result of many factors.

Many factors could affect the market price of our common stock, including the following:

•	variations in our operating results;
•	the relatively small public float of our common stock;
•	introductions of new products and services by us or our competitors;
•	the performance of our distributors;

•	changes in the estimates of our operating performance or changes in recommendations by any securities analysts that follow our stock;
•	general economic, social, political, and market conditions and consumer spending patterns;
•	governmental policies and regulations;
•	investor reaction to news events;
•	lack of investor interest in a firearm business;
•	the general performance of the markets in which we participate; and
•	factors relating to suppliers and competitors.

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

Our success also depends on our ability to attract, retain, and motivate additional skilled management personnel. We plan to continue to expand our work force to continue to improve our business and operating results. We believe that there is significant competition for qualified personnel with the skills and knowledge that we require, particularly as a result of ongoing firearm industry consolidation and other industry developments. Many of the other companies with which we compete for qualified personnel have greater financial and other resources than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those which we have to offer. If we are not able to retain our current key personnel, or attract the necessary qualified key personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our business objectives and our ability to pursue our business strategy. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If our recruiting, training, and retention efforts are not successful or do not generate a corresponding increase in revenue, our business will be harmed.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth information regarding our principal operating properties and other significant properties as of April 30, 2019.  All the properties listed below are leased except where otherwise indicated.  In general, our operating properties are well maintained, suitably equipped and in good operating condition.

Location	Facility	Reporting Segment
North America
United States
Arizona
Scottsdale	Office	Corporate
Arkansas
Bentonville	Office	Outdoor Products & Accessories
Connecticut
Deep River	Plant	Firearms
Florida
Jacksonville	Office & Warehouse	Outdoor Products & Accessories
Idaho
Meridian	Office	Firearms
Maine
Houlton(1)	Plant	Firearms
Massachusetts
Springfield(1)	Executive Offices & Plant	Corporate Office, Shared Services, Firearms
New Hampshire
Somersworth	Research & Development	Firearms
Missouri
Columbia	Office & Warehouse	Outdoor Products & Accessories
Columbia	Office & Warehouse	Firearms, Outdoor Products & Accessories
Oregon
Wilsonville	Office & Warehouse	Outdoor Products & Accessories

Europe
Belgium
Herstal	Office	Firearms

Asia
People’s Republic of China
Shenzhen	Office	Corporate, Outdoor Products & Accessories

(1)	Owned property.

Item 3. Legal Proceedings

Information regarding our legal proceedings is discussed in Note 17 to our consolidated financial statements, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq Global Select Market under the symbol “AOBC” since January 1, 2017. In fiscal 2017, we changed our name from Smith & Wesson Holding Corporation to American Outdoor Brands Corporation. Our common stock was previously traded on the Nasdaq Global Select Market under the symbol “SWHC” from July 20, 2006 to January 1, 2017. The following table sets forth the range of market prices for our common stock as reported on the Nasdaq Global Select Market by quarter during the past two fiscal years:

	High	Low
2019
First quarter	$13.36	$9.31
Second quarter	$15.95	$9.27
Third quarter	$15.32	$11.50
Fourth quarter	$13.06	$9.03
2018
First quarter	$24.49	$20.22
Second quarter	$21.21	$13.28
Third quarter	$15.22	$11.70
Fourth quarter	$11.94	$8.32

On June 17, 2019, the last reported sale price of our common stock was $9.02 per share. On June 17, 2019, there were 788 record holders of our common stock.

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

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended April 30, 2019 for (i) our common stock; (ii) the Russell 2000 Index; (iii) a peer group consisting of Sturm, Ruger & Company, Inc., Vista Outdoor, Inc., and National Presto Industries, Inc., (Peer Group on the graph below). The graph assumes an investment of $100 on April 30, 2014. The calculation of cumulative stockholder return on the Russell 2000 Index and the peer group include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

Among American Outdoor Brands Corporation, The Russell 2000 Index,

And Peer Group

*	$100 invested on April 30, 2014 in stock or index — including reinvestment of dividends. Fiscal year ending April 30.

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Securities Act.

Repurchases of Common Stock

As of April 30, 2019, we had no authorized share repurchase programs. We did not repurchase any shares of our common stock during fiscal 2019.

Item 6. Selected Financial Data

The consolidated statements of income and cash flows data for the fiscal years ended April 30, 2019, 2018, and 2017 and the consolidated balance sheet data as of April 30, 2019 and 2018 have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of income/(loss) and cash flows data for the fiscal years ended April 30, 2016 and 2015 and the consolidated balance sheet data as of April 30, 2017, 2016, and 2015 have been derived from our audited consolidated financial statements not included herein. You should read this information in conjunction with our consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

	Fiscal Year Ended April 30,
	2019		2018	2017	2016	2015
	(In thousands, except share, per share, and ratio data)
Net sales	$638,277		$606,850	$903,188	$722,908	$551,862
Cost of sales	412,046		411,098	527,916	429,096	356,936
Gross profit	226,231		195,752	375,272	293,812	194,926
Operating expenses	188,175	(a)	168,704	175,333	135,169	105,298
Operating income	38,056		27,048	199,939	158,643	89,628
Total other income/(expense), net	(9,318)		(9,431)	(8,633)	(13,550)	(10,896)
Income from continuing operations before income taxes	28,738		17,617	191,306	145,093	78,732
Income tax expense/(benefit)	10,328		(2,511)	63,452	51,135	28,905
Income from continuing operations (b)	18,410		20,128	127,854	93,958	49,827
Discontinued operations:
Loss from operation of discontinued security solutions division	—		—	—	—	(297)
Income tax benefit	—		—	—	—	(83)
Loss from operation of discontinued security solutions division	—		—	—	—	(214)
Net income	$18,410		$20,128	$127,854	$93,958	$49,613
Net income per share:
Basic - continuing operations	$0.34		$0.37	$2.29	$1.72	$0.92
Basic - total	$0.34		$0.37	$2.29	$1.72	$0.92
Diluted - continuing operations	$0.33		$0.37	$2.25	$1.68	$0.90
Diluted - total	$0.33		$0.37	$2.25	$1.68	$0.90
Weighted average number of shares outstanding:
Basic	54,483		54,061	55,930	54,765	53,988
Diluted	55,216		54,834	56,891	55,965	55,228
Depreciation and amortization	$53,859		$52,075	$50,213	$41,237	$30,893
Capital expenditures	$33,949		$18,490	$34,876	$29,474	$28,199
Year-end financial position:
Working capital	$187,401		$169,682	$167,196	$210,639	$116,065
Current ratio	2.7		2.7	2.1	2.7	2.4
Total assets	$766,789		$745,060	$788,036	$619,503	$490,925
Current portion of notes and loans payable	$6,300		$6,300	$6,300	$6,300	$—
Notes and loans payable, net of current portion	$149,434		$180,304	$210,657	$166,564	$170,933
Capital lease payable, net of current portion	$45,400		$22,143	$173	$—	$1,455

(a)	Operating expenses for fiscal 2019 include a $10.4 million impairment of goodwill in our Outdoor Products & Accessories segment. See Note 3 – Significant Accounting Policies for further detail.
(b)

Income from continuing operations for fiscal 2019 includes activity for the period subsequent to the acquisition of LaserLyte. Income from continuing operations for fiscal 2018 includes activity for the period subsequent to the acquisitions of Gemini Technologies, Incorporated and Fish Tales, LLC. Fiscal 2018 and 2017 includes activity for the period subsequent to the acquisitions of Taylor Brands, LLC, Crimson Trace, and UST in fiscal 2017. Fiscal 2018, 2017, 2016, and 2015 includes activity for the period subsequent to our TTPP and BTI acquisitions in fiscal 2015. See Note 2 – Acquisitions to the consolidated financial statements for further detail.

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

In fiscal 2018, in two separate transactions, we acquired substantially all of the net assets of Gemini Technologies, Incorporated, or Gemtech, and Bubba Blade branded products and other assets from Fish Tales, LLC. The aggregate purchase price for the two acquisitions was $23.1 million, subject to certain adjustments, utilizing a combination of cash on hand and borrowings under our revolving line of credit. Gemtech, which has been integrated into our Smith & Wesson business and operates from Springfield, Massachusetts, is a provider of quality suppressors and accessories for the consumer, law enforcement, and military markets. Fish Tales, LLC, which has been fully integrated into our Battenfeld Technologies business and operates out of our Columbia, Missouri facility, was a provider of premium sportsman knives and tools for fishing and hunting, including the premium knife brand Bubba Blade. We collectively refer to the acquisitions of Gemtech and Bubba Blade branded products as the 2018 Acquisitions.

In January 2019, we acquired substantially all of the LaserLyte branded products and other assets, or LaserLyte, from P&L Industries Inc., for a purchase price of $2.0 million, subject to certain adjustments, utilizing cash on hand. P&L Industries was a provider of laser training and sighting products for the consumer market. The LaserLyte business has been fully integrated into our Crimson Trace business and operates out of our Wilsonville, Oregon facility. This acquisition did not have a material impact on our condensed consolidated financial statements for any period presented.

We report our results of operations in two segments: (1) Firearms and (2) Outdoor Products & Accessories.

2019 Highlights

Our operating results for fiscal 2019 included the following:

•	Total net sales of $638.3 million, was an increase of $31.4 million, or 5.2%, over the prior fiscal year.
•	Firearms segment gross sales of $481.3 million, which included $2.9 million of intersegment revenue, an increase of $28.5 million, or 6.3%, over the prior fiscal year.
•	Outdoor Products & Accessories segment gross sales of $177.3 million, which included $17.5 million of intersegment revenue, an increase of $5.6 million, or 3.3%, over the prior fiscal.
•	Gross margin of 35.4% increased 310 basis points over the prior fiscal year.

•

A combination of factors occurring in the firearms industry during the last few years, including changes in the political environment and reduced overall demand for both firearms and the accessories that are attached to firearms, such as laser sights, resulted in us lowering our long-range sales volume, operating profit, and cash flow forecasts in our former Electro-Optics operating unit. Based on those forecasts, we felt it important to seek out efficiencies in that operating unit to increase operating performance and as a result decided to combine that operating unit with our Outdoor Products & Accessories operating unit. The lowered forecasts and the decision to reorganize those operating units caused us to evaluate the fair value of our operating units. Based on the results of this evaluation, we recorded a $10.4 million non-cash impairment of goodwill in our Outdoor Products & Accessories segment.

•

Net income in fiscal 2019 was negatively impacted by a $10.4 million impairment of goodwill and in fiscal 2018 net income was positively impacted by a one-time Tax Reform benefit of $8.7 million. Net income in fiscal 2019 was $18.4 million, a decrease of $1.7 million, or 8.5%, from the prior fiscal year and net income per diluted share in fiscal 2019 was $0.33, a decrease of $0.04, or $10.8%, from the prior fiscal year.

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

External Factors that Impact the Firearm Industry

The firearm industry has been subject to many external factors in the past that have significantly increased the volatility of revenue generated for all companies within the industry. These factors include, among others, fears surrounding crime and terrorism; tragic news events; potential restrictions on the sale or makeup of firearms; actual and potential legislative, judicial, and regulatory actions; economic changes; and changes in the social and political environment, including presidential elections. See Item IA, Risk Factors, for further discussion of external factors that impact the firearm industry.  Although these external factors have created demand surges and volatility in the firearms market, and often make it difficult to predict demand, we believe that those external factors have also likely contributed to a long-term increase in consumer interest in firearms. This increased consumer interest has helped the firearm industry generate a ten-year compound annual growth rate in units of approximately 7.6% according to the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, or ATF. We believe that this expanding base of consumers combined with our strong brand recognition and attractive price points are important factors in our goal to continue increasing our market share. Based on data from calendar 2017, we estimate that we have a 14.5% share of the U.S. consumer market for handguns.

Results of Operations

Net Sales

The following table sets forth certain information regarding net sales for the fiscal years ended April 30, 2019, 2018, and 2017 (dollars in thousands):

	2019	2018	$ Change	% Change	2017
Handguns	$336,901	$326,290	$10,611	3.3%	$556,566
Long Guns	107,717	90,222	17,495	19.4%	179,612
Other Products & Services	33,859	32,474	1,385	4.3%	36,819
Firearms Segment	478,477	448,986	29,491	6.6%	772,997
Outdoor Products & Accessories Segment	159,800	157,864	1,936	1.2%	130,191
Total Net Sales	$638,277	$606,850	$31,427	5.2%	$903,188

The following table sets forth certain information regarding trade channel net sales for the fiscal years ended April 30, 2019, 2018, and 2017 (dollars in thousands):

	2019	2018	$ Change	% Change	2017
Sporting Goods Channel	$564,537	$532,662	$31,875	6.0%	$819,132
Professional Channel	58,716	57,336	1,380	2.4%	68,009
Other Products & Services	15,024	16,852	(1,828)	-10.8%	16,047
Total Net Sales	$638,277	$606,850	$31,427	5.2%	903,188

We include domestic handgun, long gun, and parts revenue as well as revenue from our outdoor products and accessories in our sporting goods distribution channel, and we include international and law enforcement handgun, long gun, and handcuff revenue in our professional channel. We include manufacturing services and plastic injection molding revenue in other products and services.

The following table sets forth certain information regarding firearm units shipped by trade channel for the fiscal years ended April 30, 2019, 2018, and 2017 (units in thousands):

Total Units Shipped	2019	2018	# Change	% Change	2017
Handguns	1,162	1,155	7	0.6%	1,843
Long Guns	327	287	40	13.9%	420

Sporting Goods Channel Units Shipped	2019	2018	# Change	% Change	2017
Handguns	1,067	1,053	14	1.3%	1,702
Long Guns	309	267	42	15.7%	391

Professional Channel Units Shipped	2019	2018	# Change	% Change	2017
Handguns	95	102	(7)	-6.9%	141
Long Guns	18	20	(2)	-10.0%	29

Fiscal 2019 Net Sales Compared with Fiscal 2018

Firearms

Revenue for our handguns increased $10.6 million, or 3.3%, over fiscal 2018, primarily as a result of lower consumer rebates on our polymer pistols, the recognition of deferred revenue on shipments of promotional products, and higher demand for concealed carry M&P branded polymer pistols and revolvers, partially offset by lower shipments of Performance Center branded polymer pistols. Actual unit shipments into the sporting goods channel for our handgun products increased 1.3% over fiscal 2018, primarily as a result of increased demand for certain of our handgun products because of successful seasonal promotional programs, including a promotion that bundled one of our handgun products with a shooting accessories product. Although overall consumer demand for handguns decreased 8.9% from fiscal 2018 (as indicated by adjusted background checks reported in the National Instant Criminal Background Check System, or NICS), we believe consistent demand for the broad array of quality products that we offer, combined with a normalized level of distributor inventory (rather than a sharp decline in such inventory in the prior year), had a positive impact on our fiscal 2019 results.

Revenue for our long guns increased $17.5 million, or 19.4%, over fiscal 2018, partially because of replenishment of inventory, specifically for our sport model modern sporting rifle, in the sporting goods channel and several successful promotional programs, including a promotion that bundled a firearm with shooting accessory products. As a result, we believe we increased our market share for long guns.

Other products and services revenue increased $1.4 million, or 4.3%, over the prior year, primarily because of higher sales of parts and handcuffs.

New products, defined as any new SKU not shipped in the prior year, represented 20.1% of firearm revenue for fiscal 2019 and included our new concealed carry Performance Center M&P branded polymer pistol and many other new product line extensions for our M&P and Thompson/Center Arms branded products. The increase in the number of units sold favorably impacted firearm revenue by 1.0%.

Our firearm inventory levels decreased during fiscal 2019 as a result of increased shipments to fulfill seasonal promotional programs and increased demand for our modern sporting rifles, offset by increased inventory to reduce the risk of potential shipping disruptions when our national logistics facility in Boone County, Missouri becomes fully operational for Firearms in fiscal 2020. While inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results, it is difficult to forecast the potential impact of distributor inventories on future revenue and income since demand is impacted by many factors, including seasonality, new product introductions, news events, political events, and consumer tastes.

Our Firearms segment order backlog as of April 30, 2019 and 2018 was $39.2 million and $96.1 million, respectively. The decrease in order backlog from the prior fiscal year was primarily because of the normalization of channel inventories and the timing of order fulfillment. We allow orders received that have not yet shipped to be cancelled, and therefore, our backlog may not be indicative of future sales.

Outdoor Products & Accessories

Net sales for our Outdoor Products & Accessories segment for fiscal 2019 increased $1.9 million, or 1.2%, over fiscal 2018. Net sales increased primarily because of market acceptance of newly introduced accessories products over the past several years and increased revenue from strategic retailers, including internet retailers, partially offset from lower electro-optics products revenue as a result of a general decline in firearm market conditions mentioned above.

New products in our Outdoor Products & Accessories segment represented 6.2% of this segment’s revenue for fiscal 2019 and included more than 300 new products. Net sales for our Outdoor Products & Accessories segment was 25.0% of total company net sales compared with 26.0% in fiscal 2018.

Our Outdoor Products & Accessories inventory levels increased during fiscal 2019, primarily because of increased inventory purchases to mitigate tariff costs. We expect inventory levels to continue to increase in anticipation of additional tariff costs in early fiscal 2020 and a planned inventory build to reduce the risk of potential shipping disruptions when we transition our outdoor products and accessories business into our national logistics facility in Boone County, Missouri during fiscal 2020.

Our Outdoor Products & Accessories segment order backlog as of April 30, 2019 was $12.7 million, or $1.6 million lower than at the end of fiscal 2018. We allow orders received that have not yet shipped to be cancelled, and therefore, our backlog may not be indicative of future sales.

Fiscal 2018 Net Sales Compared with Fiscal 2017

Firearms

Net sales in our Firearms segment for fiscal 2018 decreased 41.9% from fiscal 2017. We had lower shipments across nearly all product categories as customer orders softened in light of excessive channel inventories at the beginning of the fiscal year combined with lower consumer demand potentially as a result of reduced political pressure on firearm laws and regulations (as indicated by an 8.9% reduction in total adjusted background checks reported in the National Instant Criminal Background Check System, or NICS). We also believe the demand in the first half of fiscal 2017 was heighted primarily because of news events, including terrorism, as well as the political environment that may have caused concerns related to potential firearm ownership restrictions leading up to the Presidential election. In addition, the success of promotions on certain products in our fourth fiscal quarter ended April 30, 2017 exceeded our expectations and may have pulled forward shipments into the prior fiscal year, contributing to reduced firearm orders during the first half of fiscal 2018.

Our handgun product revenue decreased $230.3 million, or 41.4%, from fiscal 2017 because of the lower demand for the majority of our products. Revenue for our long guns decreased $89.4 million, or 49.8%, from fiscal 2017 as a result of lower demand for our modern sporting rifles, offset by increased revenue for certain Thompson/Center Arms branded hunting rifles. New products represented 29.2% of firearm revenue for fiscal 2018 and included our new concealed carry M&P branded polymer pistol and many other product line extensions for our M&P and Thompson/Center Arms branded products. Price increases favorably impacted firearm revenue by 0.1% for fiscal 2018 compared with fiscal 2017. The reduction in the number of units sold negatively impacted firearm revenue by 40.6%.

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

Outdoor Products & Accessories

Our Outdoor Products & Accessories segment net sales for fiscal 2018 increased 21.3% over fiscal 2017, primarily because of net sales generated by the 2017 Acquisitions and 2018 Acquisitions. Revenue from acquisitions totaled $27.9 million, or 17.7%, of net sales for this segment. Organic revenue was relatively flat from fiscal 2017. Net sales for our Outdoor Products & Accessories segment was 26.0% of total net sales compared with 14.4% in fiscal 2017.

Our Outdoor Products & Accessories segment order backlog as of April 30, 2018 was $14.3 million, or $1.8 million higher than at the end of fiscal 2017. We allow orders received that have not yet shipped to be cancelled, and therefore, our backlog may not be indicative of future sales.

Cost of Sales and Gross Profit

The following table sets forth certain information regarding cost of sales and gross profit for the fiscal years ended April 30, 2019, 2018, and 2017 (dollars in thousands):

Total Company	2019	2018	$ Change	% Change	2017
Cost of sales	$412,046	$411,098	$948	0.2%	$527,916
Gross profit	$226,231	$195,752	$30,479	15.6%	$375,272
% of net sales (gross margin)	35.4%	32.3%			41.5%

Firearms Segment	2019	2018	$ Change	% Change	2017
Cost of sales	$325,636	$325,746	$(110)	0.0%	$458,392
Gross profit	$152,842	$123,240	$29,602	24.0%	$314,605
% of net sales (gross margin)	31.9%	27.4%			40.7%

Outdoor Products & Accessories Segment	2019	2018	$ Change	% Change	2017
Cost of sales	$86,410	$85,352	$1,058	1.2%	$69,524
Gross profit	$73,390	$72,512	$878	1.2%	$60,667
% of net sales (gross margin)	45.9%	45.9%			46.6%

Fiscal 2019 Cost of Sales and Gross Profit Compared with Fiscal 2018

Gross margin for fiscal 2019 for our Firearms segment increased by 4.5% over the prior fiscal year, primarily because of a combination of lower promotional product discounts, consumer rebates, and lower manufacturing spending, which favorably impacted gross margin by 6.9%. The favorable impacts to gross margin were partially offset by inventory valuation reserves related to manufacturing capitalization variance and lower of cost or market adjustments, unfavorable manufacturing fixed-cost absorption, and unfavorable product mix, all of which negatively impacted gross margin by 2.5%.

Gross margin for fiscal 2019 for our Outdoor Products & Accessories segment remained flat compared with the prior fiscal year. Favorable impacts to gross margin included changes in customer mix, which yielded higher gross margins, and lower promotional activity offset by unfavorable product mix. Our Outdoor Products & Accessories segment favorably impacted total company gross margin by 3.5% for fiscal 2019.

Fiscal 2018 Cost of Sales and Gross Profit Compared with Fiscal 2017

Gross margin for fiscal 2018 for our Firearms segment decreased by 13.3% from fiscal 2017, primarily because of a combination of reduced sales volumes across nearly all product categories, additional promotional product discounts, unfavorable manufacturing fixed-cost absorption, and inventory valuation adjustments. The unfavorable manufacturing fixed-cost absorption from lower sales volumes, inventory valuation adjustments, and additional promotional product discounts negatively impacted gross margin by 18.5%, partially offset by favorable manufacturing spending, which favorably impacted gross margin by 5.9%.

Gross margin for fiscal 2018 for our Outdoor Products & Accessories segment decreased 0.7% from fiscal 2017. Fiscal 2017 included $4.7 million of increased cost of goods sold from the fair value step-up in inventory and backlog expense as a result of the 2017 Acquisitions, which yielded a 3.6% unfavorable impact on gross margin on that segment. Excluding this expense in fiscal 2017, gross margin decreased 4.3% for fiscal 2018. Inorganic gross margin negatively impacted our Outdoor Products & Accessories segment gross margin by 1.0%, primarily because the gross margin of our survival products are generally lower than other products in this segment, partially offset by the higher gross margin for our electro-optic products. Organic gross margins decreased 3.3% from fiscal 2017, resulting from costs related to a recall of certain electro-optics products, which yielded a 1.0% unfavorable impact to gross margin, combined with a change in product mix and promotional activity. Our Outdoor Products & Accessories segment favorably impacted total company gross margin by 4.9% for fiscal 2018.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the fiscal years ended April 30, 2019, 2018, and 2017 (dollars in thousands):

	2019	2018	$ Change	% Change	2017
Research and development	$12,866	$11,361	$1,505	13.2%	$10,238
Selling and marketing	57,263	55,805	1,458	2.6%	49,338
General and administrative	107,651	101,538	6,113	6.0%	115,757
Impairment of long-lived assets	10,396	—	10,396	N/A	—
Total operating expenses	$188,176	$168,704	$19,472	11.5%	$175,333
% of net sales	29.5%	27.8%			19.4%

Fiscal 2019 Operating Expenses Compared with Fiscal 2018

Excluding the impact of the goodwill impairment described above, operating expenses increased $9.1 million over fiscal 2018. Research & development expenses increased $1.5 million as a result of increased compensation-related expenses and professional fees. Selling and marketing expenses increased primarily as a result of $1.9 million of increased compensation-related expenses and increased travel and entertainment expenses, partially offset by decreased advertising expenses, commission costs, and professional fees. General and administrative expenses increased $6.1 million because of $8.9 million of increased compensation-related expenses as well as increased depreciation expenses related to our national logistics facility. These increases were partially offset by $2.3 million of decreased professional fees, lower donations to the National Rifle Association of $950,000, decreased travel and entertainment related expenses, and decreased acquisition-related costs.

Fiscal 2018 Operating Expenses Compared with Fiscal 2017

Operating expenses decreased $6.6 million from fiscal 2017. Research and development expenses increased primarily because of $1.1 million of additional operating expenses relating to the acquired companies. Selling and marketing expenses increased because of $4.7 million of additional operating expenses relating to acquired companies, $4.4 million of increased advertising expenses related to co-op advertising and rebate expenses, and $2.1 million of increased sales representative commission expenses, partially offset by $2.1 million of decreased management incentives and travel and entertainment expenses. General and administrative expenses decreased primarily because of an $18.5 million decrease in profit-related compensation costs and a $3.1 million decrease in acquisition-related costs, as well as due to other cost reduction initiatives, partially offset by $10.6 million of additional operating expenses relating to acquired companies and $1.3 million of increased professional fees and travel and entertainment expenses.

Operating Income

The following table sets forth certain information regarding operating income for the fiscal years ended April 30, 2019, 2018, and 2017 (dollars in thousands):

	2019	2018	$ Change	% Change	2017
Operating income	$38,056	$27,048	$11,008	40.7%	$199,939
% of net sales (operating margin)	6.0%	4.5%			22.1%

Fiscal 2019 Operating Income Compared with Fiscal 2018

Excluding the impact of the goodwill impairment described above, operating income for fiscal 2019 was $48.5 million, an increase of $21.4 million, or 79.1% over fiscal 2018, primarily because of a combination of lower promotional product discounts, lower consumer rebates, lower manufacturing spending, decreased professional fees, lower donations to the National Rifle Association, decreased travel and entertainment related expenses, and decreased acquisition-related costs. These increases to operating income were partially offset by unfavorable inventory valuation adjustments and manufacturing fixed-cost absorption, increased compensation-related expenses, and increased depreciation expenses related to our national logistics facility.

Fiscal 2018 Operating Income Compared with Fiscal 2017

For fiscal 2018, operating income was $27.0 million, a decrease of $172.9 million from fiscal 2017, primarily because of reduced sales volumes of our firearm products and the related operating profit impacts from unfavorable manufacturing fixed-cost absorption, additional operating expenses related to the 2017 Acquisitions and 2018 Acquisitions, and increased advertising, rebate, and sales representative commission expenses, partially offset by reduced general and administrative expenses related to profit-related compensation expense and lower acquisition-related costs.

Other Income/(Expense)

The following table sets forth certain information regarding operating income/(expense) for the fiscal years ended April 30, 2019, 2018, and 2017 (dollars in thousands):

	2019	2018	$ Change	% Change	2017
Other income/(expense)	$33	$1,737	$(1,704)	N/A	$(52)

In fiscal 2018, we recorded an adjustment of $1.6 million in the contingent consideration liability in connection with the acquisition of Ultimate Survival Technologies, Inc.

Interest (Expense)/Income

The following table sets forth certain information regarding interest expense for the fiscal years ended April 30, 2019, 2018, and 2017 (dollars in thousands):

	2019	2018	$ Change	% Change	2017
Interest expense	$(9,351)	$(11,168)	$(1,817)	-16.3%	$(8,581)

Interest expense decreased by $1.8 million from the prior fiscal year because of lower overall outstanding debt during fiscal 2019.

Income Tax Expense

The following table sets forth certain information regarding income tax expense for the fiscal years ended April 30, 2019, 2018, and 2017 (dollars in thousands):

	2019	2018	$ Change	% Change	2017
Income tax expense/(benefit)	$10,328	$(2,511)	$12,839	511.3%	$63,452
% of income from operations (effective tax rate)	35.9%	-14.3%		50.2%	33.2%

We recorded income tax expense of $10.3 million for fiscal 2019, versus an income tax benefit of $2.5 million for fiscal 2018, primarily because of the impact of Tax Reform in the prior year. The effective tax rates were 35.9% and (14.3%) for fiscal 2019 and 2018, respectively. The effective tax rate for the fiscal 2019 excludes a non-cash goodwill impairment charge as a discrete item.

We recorded an income tax benefit of $2.5 million for fiscal 2018, compared with a tax expense of $63.5 million for fiscal 2017, primarily because of the impact of Tax Reform and lower operating profit. The effective tax rates were (14.3%) and 33.2% for fiscal 2018 and 2017, respectively. We estimated the impact of Tax Reform, based on currently available information and interpretations of the law, to be a benefit of $8.7 million. The majority of the tax benefit was due to re-measurement of deferred tax assets and liabilities at lower enacted corporate federal tax rates, which did not have a cash impact in fiscal 2018. Excluding the impact of Tax Reform and other discrete items, our effective tax rate for the fiscal year ended April 30, 2018 was 35.4%.

Net Income

The following table sets forth certain information regarding net income and the related per share data for the fiscal years ended April 30, 2019, 2018, and 2017 (dollars in thousands, except per share data):

	2019	2018	$ Change	% Change	2017
Net income	$18,410	$20,128	$(1,718)	-8.5%	$127,854
Net income per share
Basic	$0.34	$0.37	$(0.03)	-8.1%	$2.29
Diluted	$0.33	$0.37	$(0.04)	-10.8%	$2.25

Fiscal 2019 Net Income Compared with Fiscal 2018

Excluding the impact of Tax Reform in the prior fiscal year and goodwill impairment in the current fiscal year, net income was $28.8 million in fiscal 2019 compared with $11.4 million in fiscal 2018, an increase of $17.4 million, or 152.6%. The increase in net income was primarily due to increased revenue, a combination of lower promotional product discounts, consumer rebates, lower manufacturing spending, decreased professional fees, and lower donations to the National Rifle Association. The favorable impacts to net income were partially offset by unfavorable inventory valuation adjustments and manufacturing fixed-cost absorption, increased compensation-related expenses, and increased depreciation expenses related to our national logistics facility.

Fiscal 2018 Net Income Compared with Fiscal 2017

Net income of $20.1 million for fiscal 2018 was $107.7 million lower than net income of $127.9 million in fiscal 2017, primarily because of lower firearm revenue, the negative impacts on gross margin discussed above, and increased operating expenses resulting from the 2017 Acquisitions and 2018 Acquisitions. Acquisition-related expenses as a result of the 2018 Acquisitions negatively impacted net income per diluted share by $0.01 per share. This was offset by the favorable impact of a lower effective tax rate as a result of Tax Reform, lower profit-related compensation expense, and lower acquisition-related expenses.

Liquidity and Capital Resources

Our principal cash requirements are to (1) finance the growth of our operations, including working capital and capital expenditures, (2) service our existing debt, and (3) fund any potential acquisitions. Capital expenditures for tooling for new product offerings, various information technology projects, and manufacturing machinery replacements and upgrades represent important cash needs.

The following table sets forth certain cash flow information for the fiscal years ended April 30, 2019, 2018, and 2017 (dollars in thousands):

	2019	2018	$ Change	% Change	2017
Operating activities	$57,450	$61,643	$(4,193)	-6.8%	$123,576
Investing activities	(34,827)	(42,164)	7,337	-17.4%	(243,742)
Financing activities	(30,468)	(32,168)	1,700	-5.3%	(9,564)
Total cash flow	$(7,845)	$(12,689)	$4,844	-38.2%	$(129,730)

Operating Activities

Operating activities represent the principal source of our cash flow.

Cash provided by operating activities was $57.5 million in fiscal 2019, or $4.2 million lower than the prior fiscal year. Cash generated by operating activities for fiscal 2019 was favorably impacted by net income of $72.3 million before depreciation and amortization, $11.0 million of increased payroll and incentives due to increased management incentive accruals, and a $10.4 million non-cash goodwill impairment charge in our Outdoor Products & Accessories segment. Cash provided by operating activities was negatively impacted by $29.0 million of increased accounts receivable due to the timing of customer shipments, $10.5 million of increased inventory primarily due to increased inventory purchases to mitigate tariff costs related to our outdoor products and accessories products, and an $7.2 million reduction in accrued expenses because of decreased promotional product discounts and consumer rebate accruals. We anticipate that inventory levels will increase in our first quarter of fiscal 2020 due to seasonal trends, purchases to mitigate additional tariff costs expected in early fiscal 2020, and a planned inventory build to reduce the risk of shipping complications as we transition our outdoor products and accessories products to our national logistics facility in fiscal 2020.

Cash provided by operating activities was $61.6 million in fiscal 2018, or $62.0 million lower than fiscal 2017. Cash generated by operating activities for fiscal 2018 was favorably impacted by net income of $72.2 million before depreciation and amortization as well as a $51.4 million decrease in accounts receivable due to lower sales volume and a reduction in promotional term offerings. Cash generated by operating activities was partially offset by a $17.0 million increase in inventory because of lower firearm sales volumes and demand, $22.5 million of lower profit-related compensation accruals, $21.0 million of reduced accounts payable as a result of reduced manufacturing purchases, and an $8.6 million reduction in accrued expenses because of decreased promotional product discounts and rebate accruals.

Investing Activities

Cash used in investing activities in fiscal 2019 was $34.8 million, or $7.3 million lower than in the prior fiscal year primarily due to $21.3 million of spending on business acquisitions in the prior fiscal year, partially offset by higher spending on capital expenditures in fiscal 2019 as compared with the prior fiscal year. We recorded capital expenditures of $33.9 million, or $15.5 million over the prior fiscal year, primarily because of spending related to our national logistics facility that was completed during fiscal 2019. Excluding spending related to our national logistics facility, we recorded capital expenditures of $16.5 million, a decrease of $2.0 million from the prior fiscal year. During fiscal 2019, we acquired substantially all of the LaserLyte branded products and other assets from P&L Industries Inc., for a purchase price of $2.0 million, subject to certain adjustments, utilizing cash on hand.

Cash used in investing activities in fiscal 2018 was $42.2 million, or $201.6 million lower than fiscal 2017 primarily due to $188.0 million of higher spending in the prior fiscal year on acquisition of businesses. We recorded capital expenditures of $18.5 million in fiscal 2018, a decrease of $16.6 million from fiscal 2017. We began building our national logistics facility in fiscal 2018, which was treated as a capital lease and recorded in construction in progress, offset by a capital lease payable throughout building construction. As of April 30, 2018, we had recorded $22.0 million in construction in progress, which was included in property, plant, and equipment in our consolidated balance sheet, for costs incurred by the builder relating to the purchase of land and costs related to the design and construction of the building, offset by a $22.0 million capital lease payable, which was included in other non-current liabilities in our consolidated balance sheet for fiscal 2018.

Financing Activities

Cash used in financing activities was $30.5 million in fiscal 2019, which was relatively flat from the prior fiscal year. Cash used in financing activities during fiscal 2019 and 2018 was primarily the result of reducing our outstanding borrowings under our Revolving Line by $25.0 million and principal payments on our Term Loan.

Cash used in financing activities was $32.2 million in fiscal 2018, an increase of $22.6 million, compared with cash used in financing activities of $9.6 million for fiscal 2017.

Capital Lease – In fiscal 2017, we announced a plan to establish a national logistics facility in Boone County, Missouri. We ultimately plan to rely on this logistics facility for substantially all of our product distribution. In fiscal 2018, we broke ground on our new 633,000 square foot facility, which was completed in November 2018 and will become fully operational in fiscal 2020. As part of the completion of the building, we entered into a lease agreement with the developer of the building for $46.2 million. The lease has an effective interest rate of approximately 5.0% and is payable in 240 monthly installments through fiscal 2039. Leases are accounted for under the provisions of ASC 840-10, Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Based on our evaluation under ASC 840-10, we determined that the lease qualified as a capital lease because the net present value of future lease payments exceeded 90% of the fair market value of the leased building. The building is pledged to secure the amounts outstanding. We included $681,000 of short-term capital lease obligation in accrued expenses and $45.4 million in long-term capital lease obligation on the condensed consolidated balance sheet.

Credit Facilities - On June 15, 2015, we entered into a Credit Agreement that provides us with a $175.0 million Revolving Line and a $105.0 million Term Loan. The Term Loan matures on June 15, 2020, and our Revolving Line matures on October 27, 2021. We had no borrowings on our Revolving Line and $81.4 million outstanding on our Term Loan as of April 30, 2019. See Note 6 – Notes and Loans Payable and Financing Arrangements in the notes to the consolidated financial statements for additional information regarding our credit facility. Any proceeds under the credit facility are expected to be used for general corporate purposes.

On June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, covering $105.0 million of floating rate debt under the Term Loan. On July 6, 2015, we executed an interest rate swap pursuant to such agreement, which requires us to pay interest at a defined rate of 1.56% while receiving interest at a defined variable rate of one-month LIBOR (0.188% at July 31, 2015). The notional amount of the interest rate swap was $105.0 million and had an aggregate fair value of $710,000 as of April 30, 2019. This swap, when combined with the applicable margin based on our consolidated leverage ratio as of April 30, 2019, effectively fixed our interest rate on the Term Loan, subject to change based on changes in our consolidated leverage ratio. As of April 30, 2019, our interest rate on the Term Loan was 4.48%. We do not expect the interest rate swap to have any material effect on earnings within the next 12 months.

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

2018 Senior Notes - During fiscal 2015, we issued an aggregate of $75.0 million of 2018 Senior Notes to various institutional investors pursuant to the terms and conditions of an indenture and purchase agreements. The 2018 Senior Notes bear interest at a rate of 5.000% per annum payable on January 15 and July 15 of each year, beginning on January 15, 2015. We incurred $2.3 million of debt issuance costs related to the issuance of the 2018 Senior Notes. As discussed below, the 2018 Senior Notes were redeemed on March 8, 2018 with proceeds from the issuance of 5.000% Senior Notes due 2020. As part of the redemption, in fiscal 2018, we wrote off $226,000 of debt issuance costs related to the 2018 Senior Notes.

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

As of February 28, 2019, we may, at our option, upon not less than 30 nor more than 60 days’ prior notice, redeem all or a portion of the 2020 Senior Notes at a redemption price of 100.000% of the principal amount of the 2020 Senior Notes to be redeemed plus accrued and unpaid interest as of the applicable redemption date. Subject to certain restrictions and conditions, we may be required to make an offer to repurchase the 2020 Senior Notes from the holders of the 2020 Senior Notes in connection with a change of control or disposition of assets. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the 2020 Senior Notes mature on August 28, 2020.

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

The Credit Agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 2020 Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of April 30, 2019.

Share Repurchase Programs - In fiscal 2017, we repurchased 2.6 million shares of our common stock in the open market for $50.0 million utilizing a combination of cash on hand and borrowings under our Revolving Line. During fiscal 2019, the remaining $50.0 million of outstanding authorized share repurchase programs expired. We did not repurchase any shares of our common stock during fiscal 2019 or 2018.

At April 30, 2019, we had $41.0 million in cash and cash equivalents on hand.

Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months, apart from any major acquisitions.

Our future capital requirements will depend on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, costs to enhance the equipment and software at our logistics facility, and any acquisitions or strategic investments that we may determine to make. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.

Inflation

We do not believe that inflation had a material impact on us during fiscal 2019, 2018, or 2017.

Critical Accounting Policies

Revenue Recognition

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

In accordance with ASC 350, Intangibles-Goodwill and Other, we test goodwill for impairment on an annual basis on February 1 and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the operating units to their carrying amounts to assess whether impairment is present. We have reviewed the provisions of ASC 350-20, with respect to the criteria necessary to evaluate the number of reporting units that exist. In prior years, we had concluded that we had three operating units when reviewing ASC

350-20: Firearms, Outdoor Products & Accessories, and Electro-Optics. However, a combination of factors occurring in the firearms industry during the last few years, including changes in the political environment and reduced overall demand for both firearms and the accessories that are attached to firearms, such as laser sights, has resulted in us lowering our long-range sales volume, operating profit, and cash flow forecasts in our Electro-Optics operating unit. Based on those forecasts, we felt it important to seek out efficiencies in that operating unit to increase operating performance and, as a result, decided to combine our Electro-Optics operating unit with our Outdoor Products & Accessories operating unit. The lowered forecasts and the decision to reorganize those operating units caused us to evaluate the fair value of our operating units utilizing those forecasts. Because of that evaluation, we recorded a $10.4 million impairment of goodwill in our Electro-Optics operating unit during the three months ended January 31, 2019. This impairment was recorded in our Outdoor Products & Accessories reporting segment. Based on our review of ASC 350-20 subsequent to the reorganization of Electro-Optics into Outdoor Products & Accessories, we have determined that we now have two operating units: Firearms and Outdoor Products & Accessories.

We estimate the fair value of our Firearms and Outdoor Products & Accessories operating units using an equal weighting of the fair values derived from the income approach and the market approach because we believe a market participant would equally weight both approaches when valuing the operating units. The income approach is based on the projected cash flows that are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. Fair value is estimated using internally developed forecasts and assumptions. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include revenue growth rates, profitability projections, and terminal value growth rates. The market approach estimates fair values based on the determination of appropriate publicly traded market comparison companies and market multiples of revenue and earnings derived from those companies with similar operating and investment characteristics as the operating unit being valued. Finally, we compare and reconcile our overall fair value to our market capitalization in order to assess the reasonableness of the calculated fair values of our operating units. We recognize an impairment loss for goodwill if the implied fair value of goodwill is less than the carrying value.

As of our valuation date, our Firearms operating unit had $19.0 million of goodwill and its fair value significantly exceeded its carrying value. Our Outdoor Products & Accessories operating unit had $155.4 million of goodwill and its fair value significantly exceeded its carrying value. Although we concluded that there was no additional impairment on the goodwill associated with our operating units as of April 30, 2019, we will continue to closely monitor their performance and related market conditions for future indicators of potential impairment and reassess accordingly. Our assumptions related to the development of fair value could deviate materially from actual results and forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our financial results of operations, specifically as it relates to our Outdoor Products & Accessories operating units.

We evaluated our other operating units and concluded that the fair value exceeded the carrying amount. The re-measurement of goodwill is classified as a Level 3 fair value assessment as described in Note 12 - Fair Value Measurement, due to the significance of unobservable inputs developed using company-specific information.

Inventories

We value inventories at the lower of cost, using the first-in, first-out, or FIFO, method, or net realizable value. An allowance for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory, past history, and expected future usage.

Warranty

We generally provide a limited one-year warranty and a lifetime service policy to the original purchaser of our new firearm products. We either provide a limited one-year, three-year, lifetime, or full lifetime warranty program to the original purchaser of most of our accessories products. We will also repair or replace certain products or parts found to be defective under normal use and service with an item of equivalent value, at our option, without charge during the warranty period. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claims data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize could be adversely impacted.

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements is discussed in Note 3 — Significant Accounting Policies to our consolidated financial statements, which is incorporated herein by reference.

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of April 30, 2019 (in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	159,192	7,303	$151,889	—	—
Capital lease obligation	78,497	2,965	6,072	6,197	63,263
Operating lease obligations	14,595	3,629	5,920	4,125	921
Purchase obligations	74,786	74,786	—	—	—
Total obligations	$327,070	$88,683	$163,881	$10,322	$64,184

We had no borrowings under our Revolving Line as of April 30, 2019. In addition, we had approximately $4.1 million of contractually obligated interest payments pertaining to the $81.4 million remaining balance of our Term Loan, which represents interest payments through July 15, 2020. Also included in the table above is approximately $5.0 million of contractually obligated interest payments pertaining to the $75.0 million of our 2020 Senior Notes, which represents interest payments through August 28, 2020. In fiscal 2019, we entered into a $45.4 million capital lease obligation related to the purchase of land and costs related to the design and construction of our national logistics facility. We have $32.4 million of contractually obligated interest payments pertaining to our outstanding capital lease obligation.

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support or that engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected in our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to the variable interest rate associated with our Credit Agreement, which consists of a $350.0 million revolving line of credit and a $105.0 million Term Loan, that bear interest at a variable rate equal to LIBOR or prime, at our election, plus an applicable margin based on our consolidated leverage ratio. As of April 30, 2019, we had no borrowings outstanding under the Revolving Line. Had there been borrowings, they would have bore interest at 4.48%, equal to the LIBOR rate plus an applicable margin. We were required to obtain fixed interest rate protection covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement. This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan, which is subject to change based on changes in our consolidated leverage ratio. As of April 30, 2019, our interest rate on the Term Loan was 4.48%.

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

Item 9A. Controls and Procedures

Conclusions Regarding Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of April 30, 2019, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of American Outdoor Brands Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2019 as required by Rule 13a-15(c) under the Securities Exchange Act of 1934. The Company utilized the criteria and framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013) in performing this assessment. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2019. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of April 30, 2019 as stated in their report dated June 19, 2019, on page F-2 of this Annual Report on Form 10-K.

/s/ P. James Debney
P. James Debney
President and Chief Executive Officer

/s/ Jeffrey D. Buchanan
Jeffrey D. Buchanan
Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer

Item 9B. Other Information

On June 18, 2019, we approved a restructuring plan involving the previously announced consolidation of the Electro-Optics division into the Outdoor Products & Accessories division in order to improve efficiencies. We expect to incur restructuring charges of approximately $1.0 million comprising severance, retention, and relocation costs to be recorded primarily in the first six months of fiscal year 2020. We expect cash expenditures associated with these actions will continue into the third and fourth quarters of fiscal year 2020.  The restructuring plan is anticipated to result in cost savings of approximately $1.0 million in the second half of fiscal year 2020 and approximately $4.0 million of annual cost reductions to be fully reflected in our consolidated financial statements by fiscal year 2021.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2019 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2019 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2019 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2019 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2019 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

(1) Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2) Financial Statement Schedules: Schedule II — Valuation and Qualifying Accounts for the years ended April 30, 2019, 2018, and 2017 is set forth on page F-37 of this report.

(b) Exhibits

Exhibit Number	Exhibit

2.9	Stock Purchase and Sale Agreement, dated November 25, 2014, by and among the Registrant, Clearview Battenfeld Acquisition Company LLC, and the Members named therein(1)

2.10	Asset Purchase Agreement, dated July 15, 2016, by and among BTI Tools, LLC, Taylor Brands, LLC, and the Members named therein (2)

2.11	Asset Purchase Agreement, dated July 25, 2016, by and among Smith & Wesson Holding Corporation and Crimson Trace Holdings, LLC (3)

3.1	Amended and Restated Bylaws (4)

3.4	Second Amended and Restated Articles of Incorporation (5)

3.9(a)	Certificate of Withdrawal of Certificate of Designation(6)

4.1	Form of Common Stock Certificate(7)

4.32	Indenture, dated as of February 28, 2018, among the Registrant and the Bank of New York Mellon Trust Company, N.A., as Trustee(8)

10.24(a)*	Amended and Restated 2004 Incentive Stock Plan(9)

10.28*	Amendments to 2004 Incentive Stock Plan(10)

10.51**	Agreement with Respect to Defense of Smith & Wesson: Firearms Litigation, dated as of November 11, 2004(11)

10.72*

Form of Indemnity Agreement entered into with the following directors and executive officers: As of June 29, 2009 with Barry M. Monheit, Michael F. Golden, Robert L. Scott, John B. Furman, Mitch A. Saltz, I. Marie Wadecki, and Jeffrey D. Buchanan; as of November 2009 with P. James Debney; as of July 2011 with Robert H. Brust; as of December 14, 2011 with Mark P. Smith; as of April 24, 2013 with Robert J. Cicero; and as of February 5, 2016 with Anita Britt(12)

10.83(a)*	Amended and Restated Severance and Change in Control Agreement, executed December 8, 2011 as of January 3, 2011, by and between the Registrant and Jeffrey D. Buchanan(13)

10.91(a)*	Amended and Restated Employment Agreement, executed December 8, 2011 as of September 26, 2011, between P. James Debney and Smith & Wesson Holding Corporation(13)

10.95*	Letter of Amendment, dated September 9, 2011, between Jeffrey D. Buchanan and the Registrant(13)

10.96*	Letter of Amendment, dated September 9, 2011, between P. James Debney and Smith & Wesson Holding Corporation(13)

Exhibit Number	Exhibit
10.98*	Form of Non-Qualified Stock Option Award Grant Notice and Agreement to the 2004 Incentive Stock Plan(13)

10.100*	Amended and Restated 2011 Employee Stock Purchase Plan(14)

10.107*	Smith & Wesson Holding Corporation Executive Severance Pay Plan(15)

10.108	Adoption Agreement to the Smith & Wesson Nonqualified Supplemental Deferred Compensation Plan(16)

10.109*	Smith & Wesson Nonqualified Supplemental Deferred Compensation Plan Document(16)

10.110*	2013 Incentive Stock Plan(17)

10.111*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2014(18)

10.111(a)*	Form of Restricted Stock Unit Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in September 2014(19)

10.111(b)*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2015(19)

10.112*	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2014(18)

10.112(a)*	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2015(19)

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

Second Amendment to Credit Agreement, dated as of October 27, 2016, among the Registrant and Smith & Wesson Corp., as Borrowers, the Subsidiaries of the Borrowers party thereto, as the guarantors, TD Bank, N.A., as the Administrative Agent, the other lenders party thereto from time to time, TD Securities (USA) LLC, Branch Banking and Trust Company, Regions Business Capital, and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and Branch Banking and Trust Company, Regions Bank, and Wells Fargo Securities, LLC, as Co-Syndication Agents(20)

10.114	Lease Agreement, dated October 26, 2017, by and between Ryan Boone County, LLC and Smith & Wesson Corp.(21)

10.115	Guaranty, dated October 26, 2017, entered into by the Registrant(21)

10.116	Form of Purchase Agreement by and among American Outdoor Brands Corporation and the investors party thereto(8)

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

Exhibit Number	Exhibit

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory arrangement.
**

An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, of portions of this exhibit. These portions have been omitted from this exhibit.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on November 26, 2014.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 18, 2016.
(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 26, 2016.
(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on April 12, 2019.
(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on April 8, 2019.
(6)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 1, 2013.
(7)	Incorporated by reference to the Registrant’s Form S-3 (No. 333-136842) filed with the SEC on August 23, 2006.
(8)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 1, 2018.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 28, 2011.
(10)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on August 14, 2006.
(11)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on March 10, 2005.
(12)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 30, 2009.
(13)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on December 8, 2011.
(14)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 28, 2012.
(15)	Incorporated by reference to the Registrant’s Amendment No. 2 to Schedule TO filed with the SEC on July 10, 2013.
(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 20, 2013.
(17)	Incorporated by reference to the Registrant’s Form S-8 filed with the SEC on December 20, 2013.
(18)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 19, 2014.
(19)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 22, 2015.
(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 31, 2016.
(21)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 31, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN OUTDOOR BRANDS CORPORATION

/s/ P. James Debney
P. James Debney President and Chief Executive Officer

Date: June 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ P. James Debney	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 19, 2019
P. James Debney

/s/ Jeffrey D. Buchanan	Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer (Principal Accounting and Financial Officer)	June 19, 2019
Jeffrey D. Buchanan

/s/ Barry M. Monheit	Chairman of the Board	June 19, 2019
Barry M. Monheit

/s/ Robert L. Scott	Vice Chairman of the Board	June 19, 2019
Robert L. Scott

/s/ Anita D. Britt	Director	June 19, 2019
Anita D. Britt

/s/ Robert H. Brust	Director	June 19, 2019
Robert H. Brust

/s/ John B. Furman	Director	June 19, 2019
John B. Furman

/s/ Gregory J. Gluchowski, Jr.	Director	June 19, 2019
Gregory J. Gluchowski, Jr.

/s/ Michael F. Golden	Director	June 19, 2019
Michael F. Golden

/s/ Mitchell A. Saltz	Director	June 19, 2019
Mitchell A. Saltz

/s/ I. Marie Wadecki	Director	June 19, 2019
I. Marie Wadecki

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

American Outdoor Brands Corporation

Springfield, Massachusetts

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of American Outdoor Brands Corporation and subsidiaries (the "Company") as of April 30, 2019 and 2018, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended April 30, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of April 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate./s/

Boston, Massachusetts

June 19, 2019

We have served as the Company’s auditor since 2014.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of:
	April 30, 2019	April 30, 2018
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$41,015	$48,860
Accounts receivable, net of allowance for doubtful accounts of $1,899 on April 30, 2019 and $1,824 on April 30, 2018	84,907	56,676
Inventories	163,770	153,353
Prepaid expenses and other current assets	6,528	6,893
Income tax receivable	2,464	4,582
Total current assets	298,684	270,364
Property, plant, and equipment, net	183,268	159,125
Intangibles, net	91,840	112,760
Goodwill	182,269	191,287
Other assets	10,728	11,524
	$766,789	$745,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,584	$33,617
Accrued expenses and deferred revenue	39,322	41,632
Accrued payroll and incentives	21,473	10,514
Accrued income taxes	175	513
Accrued profit sharing	2,830	1,283
Accrued warranty	5,599	6,823
Current portion of notes and loans payable	6,300	6,300
Total current liabilities	111,283	100,682
Deferred income taxes	9,776	12,895
Notes and loans payable, net of current portion	149,434	180,304
Capital lease payable, net of current portion	45,400	22,143
Other non-current liabilities	6,452	6,888
Total liabilities	322,345	322,912
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 72,863,624 issued and 54,696,762 shares outstanding on April 30, 2019 and 72,433,705 shares issued and 54,266,843 shares outstanding on April 30, 2018	73	72
Additional paid-in capital	263,180	253,616
Retained earnings	402,946	389,146
Accumulated other comprehensive income	620	1,689
Treasury stock, at cost (18,166,862 shares on April 30, 2019 and April 30, 2018)	(222,375)	(222,375)
Total stockholders’ equity	444,444	422,148
	$766,789	$745,060

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended April 30,
	2019	2018	2017
	(In thousands, except per share data)
Net sales	$638,277	$606,850	$903,188
Cost of sales	412,046	411,098	527,916
Gross profit	226,231	195,752	375,272
Operating expenses:
Research and development	12,866	11,361	10,238
Selling and marketing	57,263	55,805	49,338
General and administrative	107,650	101,538	115,757
Goodwill impairment	10,396	—	—
Total operating expenses	188,175	168,704	175,333
Operating income	38,056	27,048	199,939
Other (expense)/income, net:
Other income/(expense), net	33	1,737	(52)
Interest expense, net	(9,351)	(11,168)	(8,581)
Total other (expense)/income, net	(9,318)	(9,431)	(8,633)
Income from operations before income taxes	28,738	17,617	191,306
Income tax expense/(benefit)	10,328	(2,511)	63,452
Net income	18,410	20,128	127,854
Comprehensive (loss)/income:
Change in unrealized (loss)/income on interest rate swap	(1,393)	1,531	1,860
Other comprehensive (loss)/income, before income taxes	(1,393)	1,531	1,860
Income tax benefit/(expense) on other comprehensive loss	324	(424)	(676)
Other comprehensive (loss)/income, net of tax	(1,069)	1,107	1,184
Comprehensive income:	$17,341	$21,235	$129,038
Net income per share:
Basic	$0.34	$0.37	$2.29
Diluted	$0.33	$0.37	$2.25
Weighted average number of common shares outstanding:
Basic	54,483	54,061	55,930
Diluted	55,216	54,834	56,891

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income/(Loss)	Shares	Amount	Equity
Balance at April 30, 2016	71,559	$72	$239,505	$241,310	$(748)	15,563	$(172,323)	$307,816
Proceeds from exercise of employee stock options	54	—	193	—	—	—	—	193
Repurchase of common stock	—	—	—	—	—	2,604	(50,052)	(50,052)
Stock-based compensation	—	—	8,590	—	—	—	—	8,590
Excess tax benefit for stock-based compensation	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	144	—	2,249	—	—	—	—	2,249
Change in unrealized income on interest rate swap, net of tax effect	—	—	—	—	1,184	—	—	1,184
Issuance of common stock under restricted stock unit awards, net of shares surrendered	260	—	(4,672)	—	—	—	—	(4,672)
Net income	—	—	—	127,854	—	—	—	127,854
Balance at April 30, 2017	72,017	72	245,865	369,164	436	18,167	(222,375)	393,162
Proceeds from exercise of employee stock options	19	—	67	—	—	—	—	67
Stock-based compensation	—	—	7,815	—	—	—	—	7,815
Shares issued under employee stock purchase plan	203	—	2,146	—	—	—	—	2,146
Change in unrealized income on interest rate swap, net of tax effect	—	—	—	—	1,107	—	—	1,107
Reclassification due to U.S. Tax Reform	—	—	—	(146)	146	—	—	—
Issuance of common stock under restricted stock unit awards, net of shares surrendered	195	—	(2,277)	—	—	—	—	(2,277)
Net income	—	—	—	20,128	—	—	—	20,128
Balance at April 30, 2018	72,434	72	253,616	389,146	1,689	18,167	(222,375)	422,148
Proceeds from exercise of employee stock options	48	—	304	—	—	—	—	304
Stock-based compensation	—	—	7,992	—	—	—	—	7,992
Shares issued under employee stock purchase plan	231	—	1,918	—	—	—	—	1,918
Change in unrealized loss on interest rate swap, net of tax effect	—	—	—	—	(1,069)	—	—	(1,069)
Impact of adoption of accounting standard updates	—	—	—	(4,610)	—	—	—	(4,610)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	151	1	(650)	—	—	—	—	(649)
Net income	—	—	—	18,410	—	—	—	18,410
Balance at April 30, 2019	72,864	$73	$263,180	$402,946	$620	18,167	$(222,375)	$444,444

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$18,410	$20,128	$127,854
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	53,859	52,075	50,213
(Gain)/loss on sale/disposition of assets	(454)	44	99
Provision for losses on notes and accounts receivable	1,060	991	1,546
Impairment of long-lived tangible assets	—	282	—
Goodwill impairment	10,396	—	—
Deferred income taxes	(2,795)	(8,775)	(7,840)
Change in fair value of contingent consideration	(60)	(1,640)	—
Stock-based compensation expense	7,992	7,815	8,590
Changes in operating assets and liabilities:
Accounts receivable	(28,997)	51,380	(40,709)
Inventories	(10,533)	(16,971)	(22,171)
Prepaid expenses and other current assets	359	514	(1,619)
Income taxes	1,780	5,848	(13,745)
Accounts payable	3,392	(20,998)	1,233
Accrued payroll and incentives	10,959	(10,754)	988
Accrued profit sharing	1,547	(11,721)	1,545
Accrued expenses and deferred revenue	(7,193)	(8,424)	21,238
Accrued warranty	(1,224)	1,915	(1,415)
Other assets	(671)	(417)	1,029
Other non-current liabilities	(377)	351	(3,260)
Net cash provided by operating activities	57,450	61,643	123,576
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(1,772)	(23,120)	(211,069)
Refunds on machinery and equipment	—	—	2,776
Receipts from note receivable	74	—	65
Payments to acquire patents and software	(516)	(560)	(638)
Proceeds from sale of property and equipment	1,336	6	—
Payments to acquire property and equipment	(33,949)	(18,490)	(34,876)
Net cash used in investing activities	(34,827)	(42,164)	(243,742)
Cash flows from financing activities:
Proceeds from loans and notes payable	50,000	150,000	100,000
Cash paid for debt issuance costs	—	(158)	(525)
Payments on capital lease obligation	(741)	(646)	(558)
Payments on notes and loans payable	(81,300)	(181,300)	(56,300)
Proceeds from Economic Development Incentive Program	—	—	101
Payments to acquire treasury stock	—	—	(50,052)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	2,222	2,213	2,442
Payment of employee withholding tax related to restricted stock units	(649)	(2,277)	(4,672)
Net cash used in financing activities	(30,468)	(32,168)	(9,564)
Net decrease in cash and cash equivalents	(7,845)	(12,689)	(129,730)
Cash and cash equivalents, beginning of period	48,860	61,549	191,279
Cash and cash equivalents, end of period	$41,015	$48,860	$61,549
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$9,473	$10,624	$7,650
Income taxes	$10,567	$1,387	$85,216

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Year Ended April 30,
	2019	2018	2017
	(In thousands)
Purchases of property and equipment included in accounts payable	$565	$2,406	$2,474
Change in fair value of interest rate swap	1,393	1,531	1,860
Contingent consideration	—	100	1,700
Purchases of property and equipment funded by capital lease	24,271	21,974	—
Capital lease obligation	24,271	21,974	—
Changes in note receivable	1,007	—	—

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

In January 2017, we changed the name of our company from Smith & Wesson Holding Corporation to American Outdoor Brands Corporation to better reflect our expanding strategic focus on the growing markets for shooting, hunting, and rugged outdoor enthusiasts. We believe that the name “American Outdoor Brands Corporation” better reflects our family of brands, our broad range of product offerings, and our plan to continue building upon our portfolio of strong American brands. We have two reporting segments: (1) Firearms and (2) Outdoor Products & Accessories.

In our Firearms segment, we manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, bolt action rifles, and muzzleloaders), handcuffs, suppressors, and other firearm-related products for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our firearm products under the Smith & Wesson, M&P, Performance Center, Thompson/Center Arms, and Gemtech brands. We manufacture our firearm products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut. We also sell our manufacturing services to other businesses to level-load our factories. We sell those services under our Smith & Wesson and Smith & Wesson Precision Components brands.

In our Outdoor Products & Accessories segment, we design, source, distribute, and manufacture reloading, gunsmithing, and gun cleaning supplies; high-quality stainless-steel cutting tools and accessories; flashlights, tree saws and related trimming accessories; shooting supplies, rests, and other related accessories; apparel; vault accessories; laser grips and laser sights; and a full range of products for survival and emergency preparedness. We sell our products under the Caldwell, Crimson Trace, Wheeler, Tipton, Frankford Arsenal, Schrade, Imperial, Uncle Henry, BUBBA, UST, Lockdown, Hooyman, BOG, Old Timer, LaserLyte, and KeyGear brands. We also offer firearms and non-firearms accessories, such as flashlights and knives, under our brands in our firearms business, including Smith & Wesson, M&P, Performance Center, and Thompson/Center Arms. We develop and market our outdoor products and accessories at our facilities in Columbia, Missouri; Wilsonville, Oregon; and Jacksonville, Florida.

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

In January 2019, we acquired substantially all of the LaserLyte branded products and other assets, from P&L Industries Inc, which we refer to as the LaserLyte Acquisition. See Note 2 – Acquisitions below for more information regarding this transaction.

The 2017 Acquisitions, the 2018 Acquisitions, and the LaserLyte Acquisition have been accounted for in accordance with ASC 805-20, Business Combinations, and accordingly, the results of operations from the acquired businesses have been included in our consolidated financial statements following the acquisition dates.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Acquisitions

LaserLyte Acquisition

In January 2019, we acquired substantially all of the LaserLyte branded products and other assets from P&L Industries, Inc., for a purchase price of $2.0 million, subject to certain adjustments, utilizing cash on hand. P&L Industries was a provider of laser training and sighting products for the consumer market. The operations of LaserLyte were fully integrated into our facility located in Wilsonville, Oregon and reported in our Outdoor Products & Accessories segment. This acquisition did not have a material impact on our condensed consolidated financial statements for all periods presented. Included in general and administrative costs are $28,000 of acquisition-related costs incurred for the LaserLyte Acquisition during the year ended April 30, 2019.

Pro forma results of operations assuming that the LaserLyte Acquisitions had occurred as of May 1, 2017 are not required because of the immaterial impact on our consolidated financial statements for all periods presented.

2018 Acquisitions

In August 2017, in two separate transactions, we acquired (1) substantially all of the net assets of Gemtech and (2) Bubba Blade branded products and other assets from Fish Tales, LLC. The aggregate purchase price for the two acquisitions was $23.1 million, subject to certain adjustments, utilizing a combination of cash on hand and borrowings under our revolving line of credit. In connection with the Gemtech acquisition, additional consideration of up to a maximum of $17.1 million may be paid contingent upon the cumulative three year sales volume of Gemtech products. The valuation of this contingent consideration liability was established in accordance with ASC 805 — Business Combinations. Based on current forecasted revenue, we believe it is unlikely that the acquired business will achieve the performance metrics. Therefore, as of April 30, 2019, the contingent liability was recorded at a fair value of $100,000 in non-current liabilities. Gemtech, based in Meridian, Idaho, is a provider of quality suppressors and accessories for the consumer, law enforcement, and military markets. Fish Tales, LLC, based in Oro Valley, Arizona, was a provider of premium sportsmen knives and tools for fishing and hunting, including the premium knife brand Bubba Blade. The valuations of the assets acquired and liabilities assumed in the 2018 Acquisitions are complete. During the three months ended October 31, 2018, we increased goodwill by $618,000 due to inventory valuation adjustments.

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

2017 Acquisitions

In fiscal 2017, in three separate transactions, we acquired (1) substantially all of the net assets of Taylor Brands, LLC, (2) substantially all of the assets of Ultimate Survival Technologies Inc. (now referred to as Ultimate Survival Technologies, LLC, or UST), and (3) all of the issued and outstanding stock of Crimson Trace Corporation for an aggregate purchase price of $211.1 million, net of cash acquired, subject to certain adjustments, utilizing cash on hand. In connection with the purchase of Ultimate Survival Technologies, Inc., up to an additional $2.0 million might have been paid over a period of two years, contingent upon the financial performance of the acquired business. The valuation of this contingent liability was established in accordance with ASC 805 — Business Combinations. The initial fair value of this contingent consideration liability was $1.7 million. Based on the forecasted revenue, during fiscal 2018, we recorded a $1.6 million reduction in the fair value of this contingent consideration liability because we did not expect that the acquired business would achieve the performance metrics. During the three months ended January 31, 2019, we recorded a $60,000 reduction in the remaining fair value of this contingent liability because we confirmed the performance metrics were not achieved. These reductions were recorded in other income on the condensed consolidated statements of income.

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
	$83,350

Additionally, the following table reflects the unaudited pro forma results of operations assuming that the 2017 Acquisitions had occurred on May 1, 2015 (in thousands, except per share data):

For the Year
Ended
April 30, 2017
Net sales	$934,247
Income from operations	195,295
Net income per share - diluted	2.30

The unaudited pro forma income from operations for the years ended April 30, 2017 has been adjusted to reflect increased cost of goods sold from the fair value step-up in inventory, which is expensed over the first inventory cycle, and the amortization of intangibles and order backlog incurred as if the 2017 Acquisitions had occurred on May 1, 2015. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the 2017 Acquisitions occurred as of May 1, 2015 or the results that may be achieved in future periods.

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

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of American Outdoor Brands Corporation and its wholly owned subsidiaries, including Smith & Wesson Corp. and SWPC Plastics, LLC, reported in our Firearms segment; BTI, BTI Tools, Crimson Trace, UST, and AOB Consulting (Shenzhen), Co., LTD., reported in our Outdoor Products & Accessories segment; and SWSS LLC, formerly Smith & Wesson Security Solutions, Inc., or SWSS, our former security solutions division. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at April 30, 2019 and 2018 and for the periods presented, have been included. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents — We consider all highly liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts. As of April 30, 2019, all of our accounts exceeded federally insured limits.

Financial Instruments — We account for derivative instruments under Accounting Standards Codification (“ASC”) 815-10, Fair Value Measurements and Disclosure Topic, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires us to recognize these instruments as either assets or liabilities on the balance sheet and measure them at fair value. The carrying value of our Term Loan approximated the fair value as of April 30, 2019. The carrying value of the 2020 Senior Notes as of April 30, 2019 approximated the fair value in considering Level 2 inputs within the hierarchy as the 2020 Senior Notes are not frequently traded. The fair value of the interest rate swap was estimated by a third-party using inputs that are observable or that can be corroborated by observable market data, such as interest rate yield curves, and, therefore, are classified within Level 2 of the valuation hierarchy. See Note 6 – Notes and Loans Payable and Financing Arrangements for more information regarding our financial instruments.

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

For the fiscal year ended April 30, 2019, none of our customers exceeded 10% of our net sales and one of our customers accounted for approximately 19.8% of our accounts receivable. For the fiscal year ended April 30, 2018, one of our customers accounted for 11.9% of our net sales and none of our customers accounted for 10% or more of our accounts receivable. For the fiscal year ended April 30, 2017, none of our customers exceeded 10% of our net sales and one of our customers accounted for approximately 17.5% of our accounts receivable.

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

Revenue Recognition — We recognize revenue in accordance with the provisions of Accounting Standards Update, or ASU, Revenue from Contracts with Customers (Topic 606), which became effective for us on May 1, 2018. Generally, all performance obligations are satisfied and revenue is recognized when the risks and rewards of ownership have transferred to the customer, which is generally upon shipment but could be delayed until the receipt of customer acceptance.

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

Segment Information — We have two reporting segments: Firearms, which includes our Firearms and Manufacturing Services divisions; and Outdoor Products & Accessories. See Note 19 – Segment Reporting for more information regarding our segments.

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

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per common share (in thousands, except per share data):

	For the Year Ended April 30,
	2019			2018			2017
	Net		Per Share	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$18,410	54,483	$0.34	$20,128	54,061	$0.37	$127,854	55,930	$2.29
Effect of dilutive stock awards	—	733	(0.01)	—	773	—	—	961	(0.04)
Diluted earnings	$18,410	55,216	$0.33	$20,128	54,834	$0.37	$127,854	56,891	$2.25

All of our outstanding stock options and restricted stock units, or RSUs, were included in the computation of diluted earnings per share for the years ended April 30, 2019, 2018, and 2017.

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

In accordance with ASC 350, Intangibles-Goodwill and Other, we test goodwill for impairment on an annual basis on February 1 and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the operating units to their carrying amounts to assess whether impairment is present. We have reviewed the provisions of ASC 350-20, with respect to the criteria necessary to evaluate the number of reporting units that exist. In prior years, we have concluded that we had three operating units when reviewing ASC 350-20: Firearms, Outdoor Products & Accessories, and Electro-Optics. However, a combination of factors occurring in the firearms industry during the last few years, including changes in the political environment and reduced overall demand for both firearms and the accessories that are attached to firearms, such as laser sights, has resulted in us lowering our long-range sales volume, operating profit, and cash flow forecasts in our Electro-Optics operating unit. Based on those forecasts, we felt it important to seek out efficiencies in that operating unit to increase operating performance and as a result decided to combine our Electro-Optics operating units with our Outdoor Products & Accessories operating unit. The lowered forecasts and the decision to reorganize those operating units caused us to evaluate the fair value of our operating units utilizing those forecasts. Because of that evaluation, we recorded a $10.4 million impairment of goodwill in our Electro-Optics operating unit during the three months ended

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 31, 2019. This impairment was recorded in our Outdoor Products & Accessories reporting segment. No material impairment charges were recorded in fiscal 2018 or 2017 based on our review of our long-lived tangible and intangible assets. Based on our review of ASC 350-20 subsequent to the reorganization of Electro-Optics into Outdoor Products & Accessories, we have determined that we now have two operating units: Firearms and Outdoor Products & Accessories.

We estimate the fair value of our Firearms and Outdoor Products & Accessories operating units using an equal weighting of the fair values derived from the income approach and the market approach because we believe a market participant would equally weight both approaches when valuing the operating units. The income approach is based on the projected cash flows that are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. Fair value is estimated using internally developed forecasts and assumptions. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include revenue growth rates, profitability projections, and terminal value growth rates. The market approach estimates fair values based on the determination of appropriate publicly traded market comparison companies and market multiples of revenue and earnings derived from those companies with similar operating and investment characteristics as the operating unit being valued. Finally, we compare and reconcile our overall fair value to our market capitalization in order to assess the reasonableness of the calculated fair values of our operating units. We recognize an impairment loss for goodwill if the implied fair value of goodwill is less than the carrying value.

As of our valuation date, our Firearms operating unit had $19.0 million of goodwill and its fair value significantly exceeded its carrying value. Our Outdoor Products & Accessories operating unit had $163.2 million of goodwill and its fair value significantly exceeded its carrying value. Although we concluded that there was no additional impairment of the goodwill associated with our operating units as of April 30, 2019, we will continue to closely monitor their performance and related market conditions for future indicators of potential impairment and reassess accordingly. Our assumptions related to the development of fair value could deviate materially from actual results and forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our financial results of operations.

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

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2011, we initiated a recall of all Thompson/Center Arms Venture rifles manufactured since the products’ introduction in mid-2009. In June 2013, we also initiated a recall of all Thompson/Center Arms bolt action rifles manufactured since the products’ introduction in 2007. In April 2018, we initiated a consumer advisory for certain models of our M&P Shield EZ pistols because in rare circumstances the safety on the pistol will move from the fire position to the “safety on” position when using ammunition that produces a high level of felt recoil. In May 2018, we initiated a recall of certain models of our electro-optics products that incorporated diodes manufactured by a particular third party because the diodes failed to comply with a Food and Drug Administration, or FDA, standard for laser products. We have made efforts to notify all consumers that may be impacted by this recall. The remaining cost of all recalls, safety alerts, and consumer advisories is $2.4 million, which is recorded in accrued warranty on our consolidated balance sheet.

Warranty expense for the fiscal years ended April 30, 2019, 2018, and 2017 amounted to $2.9 million, $5.8 million, and $1.3 million, respectively.

The following table sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the fiscal years ended April 30, 2019, 2018, and 2017 (in thousands):

Balance as of April 30, 2017	$5,544
Warranties issued and adjustments to provisions	5,834
Warranty claims	(3,865)
Balance as of April 30, 2018	7,513
Warranties issued and adjustments to provisions	2,852
Warranty claims	(4,163)
Balance as of April 30, 2019	$6,202

Sales and Promotional Related Expenses — We present product sales in our consolidated financial statements, net of customer promotional program costs that depend upon the volume of sales. For promotional program costs that are not dependent on the volume of sales, we record promotional costs in cost of goods sold. The total of all our promotional programs amounted to $39.2 million, $58.2 million, and $37.3 million for the fiscal years ended April 30, 2019, 2018, and 2017, respectively. We have a co-op advertising program at the retail level. We expensed costs amounting to $23.8 million, $23.3 million, and $21.3 million for fiscal 2019, 2018, and 2017, respectively, as selling and marketing expenses.

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

Recently Issued Accounting Standards — In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted the new standard on May 1, 2018 utilizing the modified retrospective approach. See Note 4 – Revenue Recognition and Contracts with Customers below for more information.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), or ASU 2016-02, which amends the existing guidance to require lessees to recognize right-of-use assets and lease liabilities in a classified balance sheet (with the exception of leases with a term equal to or less than 12 months). The most prominent among the changes in the standard is the requirement for lessees to recognize right-of-use assets and lease liabilities for those leases classified as operating leases under current U.S. GAAP. The requirements of this ASU are effective for financial statements for annual periods beginning after December 15, 2018, and early adoption is permitted. We will be implementing leasing software to assist us in the accounting and tracking of leases and plan to use the optional transition method allowed by ASU 2016-02. Under this method, the standard will be applied prospectively in the year of adoption. We will elect to use the package of practical expedients, which permits us to not reassess certain lease contract provisions. We expect the effect of ASU 2016-02 will result in the recognition of right-of-use assets of $11.5 million, the recognition of lease liabilities of $12.8 million, and the elimination of deferred rent and lease incentive liabilities of $1.3 million, primarily relating to our real estate operating leases, with no impact to retained earnings. We will adopt ASU 2016-02 in our first quarter of fiscal 2020.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize credit losses to be incurred over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. The requirements of this ASU are effective for financial statements for annual periods beginning after December 15, 2019, and early adoption is permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements, which we do not expect to be material.

4. Revenue Recognition and Contracts with Customers:

On May 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, using the modified retrospective approach, and recorded a contract liability, included in accrued expenses in the condensed consolidated balance sheet, for outstanding performance obligations related to sales promotions. Under the modified retrospective approach, results for reporting periods after May 1, 2018 will be presented in accordance with ASU 2014-09, while prior period amounts will not be adjusted and will continue to be reported in accordance with the previous guidance, Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition. When evaluating our performance obligations, we disaggregate revenue based on major product lines, which correlate with our reportable segments disclosed in Note 19 — Segment Reporting. Domestic sales account for 95% of our total net sales. There are no significant judgments or estimates used in the determination of performance obligations, and the transaction price for the performance obligations are allocated on a pro-rata basis. There are no other contract costs that need to be considered based on the nature of our performance obligations.

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

At April 30, 2018, we had accrued $17.2 million of sales promotions, representing the cost of free goods earned but not yet shipped to our customers. On adoption of ASU 2014-09, we reversed this accrual and recorded deferred revenue of $23.3 million relating to these outstanding performance obligations, a deferred tax asset of $1.5 million, and a $4.6 million adjustment to reduce the opening balance of retained earnings at May 1, 2018. We record deferred revenue in accrued expenses in the condensed consolidated balance sheet.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table outlines the impact of the adoption of ASU 2014-09 on revenue recognized during the year ended April 30, 2019 (in thousands):

Outstanding performance obligations with customers as of May 1, 2018	$23,305
Revenue recognized	(51,213)
Revenue deferred	40,121
Outstanding performance obligations with customers as of April 30, 2019	$12,213

During fiscal 2019, we recognized $22.2 million of revenue previously deferred as of May 1, 2018 as the performance obligations relating to sales promotions were satisfied. In addition, we deferred $11.1 million during fiscal 2019, net of revenue recognized, as the performance obligations related to sales promotions have not been satisfied, resulting in an outstanding performance obligation liability of $12.2 million that is recorded in accrued expenses in the condensed consolidated balance sheet. During fiscal 2019, we recognized an $11.1 million net increase of revenue relating to the adoption of ASU 2014-09. We estimate that the majority of the revenue from the outstanding performance obligations as of April 30, 2019 will be recognized during our first quarter of fiscal 2020. As a result of the adoption of ASU 2014-09, for the year ended April 30, 2019, gross margin was unfavorably impacted by 400 basis points and earnings per share was increased by $0.03.

5. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by reporting segment are as follows (in thousands):

		Outdoor Products &
	Firearms Segment	Accessories Segment	Total Goodwill
Balance as of April 30, 2017	$13,770	$155,247	$169,017
Adjustments	—	10,249	10,249
Acquisitions	4,720	7,301	12,021
Balance as of April 30, 2018	18,490	172,797	191,287
Adjustments	534	—	534
Acquisitions	—	844	844
Goodwill impairment	—	(10,396)	(10,396)
Balance as of April 30, 2019	$19,024	$163,245	$182,269

For more information regarding goodwill impairment testing, see Note 3 — Significant Accounting Policies — Valuation of Long-lived Tangible and Intangible Assets to our consolidated financial statements.

The following table presents a summary of intangible assets as of April 30, 2019 and 2018 (in thousands):

	April 30, 2019			April 30, 2018
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$92,560	$(41,643)	$50,917	$92,360	$(28,252)	$64,108
Developed technology	21,230	(10,428)	10,802	21,130	(8,178)	12,952
Patents, trademarks, and trade names	57,477	(28,479)	28,998	56,718	(22,099)	34,619
Backlog	1,150	(1,150)	—	1,150	(1,150)	—
	172,417	(81,700)	90,717	171,358	(59,679)	111,679
Patents in progress	897	—	897	855	—	855
Total definite-lived intangible assets	173,314	(81,700)	91,614	172,213	(59,679)	112,534
Indefinite-lived intangible assets	226	—	226	226	—	226
Total intangible assets	$173,540	$(81,700)	$91,840	$172,439	$(59,679)	$112,760

(a)

Changes to the gross carrying amount of customer relationships relate to purchase accounting adjustments. For more information regarding the changes in valuation of customer relations, see Note 2 — Acquisitions to our consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed technology, and five years for patents, trademarks, and trade names. Amortization expense, excluding amortization of deferred financing costs, amounted to $22.0 million, $21.0 million, and $20.1 million for the fiscal years ended April 30, 2019, 2018, and 2017, respectively.

The following table represents future expected amortization expense as of April 30, 2019, which will primarily be recorded in our Outdoor Products & Accessories segment (in thousands):

Fiscal	Amount
2020	$19,209
2021	16,595
2022	14,210
2023	11,841
2024	10,093
Thereafter	18,769
Total	$90,717

6. Notes and Loans Payable and Financing Arrangements

Credit Facilities — On June 15, 2015, we and certain of our domestic subsidiaries entered into an unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan, of which $81.4 million remains outstanding as of April 30, 2019. The Revolving Line provides for availability for general corporate purposes with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. On October 27, 2016, we entered into a second amendment to our Credit Agreement, or the Second Amendment, which, among other things, increased the Revolving Line to $350.0 million, increased the option to expand the credit commitment to $150.0 million, and extended the maturity of the Revolving Line from June 15, 2020 to October 27, 2021. Other than the changes described in the Second Amendment, we otherwise remain subject to the terms of the Credit Agreement, as described below. We incurred $525,000 of debt issuance costs related to this amendment and have recorded these costs in notes payable in the consolidated balance sheet.

As of April 30, 2019, we had no borrowings outstanding under the Revolving Line. Had there been borrowings, they would have bore interest at 4.48%, equal to the LIBOR rate plus an applicable margin. The Term Loan requires principal payments of $6.3 million per annum plus interest, payable quarterly. Any remaining outstanding amount on the maturity date of June 15, 2020 will be due in full.

We were required to obtain interest rate protection on the Term Loan covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement, which requires us to pay interest at a defined rate of 1.56% while receiving interest at a defined variable rate of one-month LIBOR (0.188% at July 31, 2015). This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan, which is subject to change based on changes in our consolidated leverage ratio. As of April 30, 2019, our interest rate on the Term Loan was 4.48%.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognize derivatives as either assets or liabilities on our consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. Our interest rate swap agreement is considered effective and qualifies as a cash flow hedge. The effective portion of the gain or loss on the derivative that is designated and qualifies as a cash flow hedge is recorded as a component of accumulated other comprehensive income or loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of April 30, 2019, the interest rate swap was considered effective and had no effect on earnings. The fair value of the interest rate swap on April 30, 2019 and 2018 was an asset of $710,000 and $2.1 million, respectively, and was recorded in other assets on our consolidated balance sheet. We do not expect the interest rate swap to have any material effect on earnings within the next 12 months.

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

As of February 28, 2019, we may, at our option, upon not less than 30 nor more than 60 days’ prior notice, redeem all or a portion of the 2020 Senior Notes at a redemption price of 100.000% of the principal amount of the 2020 Senior Notes to be redeemed plus accrued and unpaid interest as of the applicable redemption date. Subject to certain restrictions and conditions, we may be required to make an offer to repurchase the 2020 Senior Notes from the holders of the 2020 Senior Notes in connection with a change of control or disposition of assets. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the 2020 Senior Notes mature on August 28, 2020.

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

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The limitation on indebtedness in the 2020 Senior Notes Indenture is only applicable at such time that the consolidated coverage ratio (as set forth in the 2020 Senior Notes Indenture) for us and our restricted subsidiaries is less than 3.00 to 1.00. In general, as set forth in the 2020 Senior Notes Indenture, the consolidated coverage ratio is determined by comparing our prior four quarters’ consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) to our consolidated interest expense. The carrying value of our 2020 Senior Notes as of April 30, 2019 approximated the fair value in considering Level 2 inputs within the hierarchy.

Debt Issuance Costs — We did not record any debt issuance costs for the fiscal year ended April 30, 2019. We recorded, in notes payable, $158,000, and $525,000 of debt issuance costs for the fiscal years ended April 30, 2018 and 2017, respectively. These costs are being amortized to expense over the life of the credit facility or the 2020 Senior Notes Indenture. In total, we amortized $431,000, $1.1 million, and $918,000 to interest expense for all debt issuance costs in fiscal 2019, 2018, and 2017, respectively, including write-offs related to extinguishment.

The Credit Agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 2020 Senior Notes Indenture contains a financial covenant relating to times interest earned.

Letters of Credit — At April 30, 2019, we had outstanding letters of credit aggregating $1.0 million.

7. Net Sales

The following table sets forth the breakdown of net sales for the fiscal years ended April 30, 2019, 2018, and 2017 (in thousands):

	For the Years Ended April 30,
	2019	2018	2017
Handguns	$336,901	$326,290	$556,566
Long Guns	107,717	90,222	179,612
Other Products & Services	33,859	32,474	36,819
Firearms Segment	478,477	448,986	772,997
Outdoor Products & Accessories Segment	159,800	157,864	130,191
Total Net Sales	$638,277	$606,850	$903,188

We sell our products and services in our Firearms segment under our Smith & Wesson, M&P, Performance Center, Gemtech, Thompson/Center Arms, and Smith & Wesson Precision Components brands. Depending upon the product or service, our firearm customers primarily include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; businesses; and retailers. We sell our outdoor products & accessories products under our Caldwell, Wheeler, Tipton, Frankford Arsenal, Lockdown, Hooyman, BOG, Crimson Trace, Imperial, Schrade, Old Timer, Uncle Henry, BUBBA, UST, LaserLyte, and KeyGear brands. We also offer firearms accessories and non-firearms accessories, such as flashlights and knives, under our Firearm brands, including Smith & Wesson, M&P, Performance Center, and Thompson/Center Arms. Our outdoor products and accessories customers are generally, distributors, retailers, and consumers.

We sell our products worldwide. The following table sets forth the breakdown of export net sales included in the above table. Our export net sales accounted for 5%, 5%, and 3% of total net sales for the fiscal years ended April 30, 2019, 2018, and 2017, respectively (in thousands):

	For the Years Ended April 30,
Region	2019	2018	2017
Europe	$11,860	$9,586	$11,545
Asia	3,866	4,725	4,046
Latin America	3,268	2,038	1,778
All others international	14,030	12,388	10,418
Total international net sales	$33,024	$28,737	$27,787

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our Firearms and Outdoor Products & Accessories segments own tooling that is located at various suppliers in Asia and North America.

8. Advertising Costs

We expense advertising costs, primarily consisting of magazine advertisements, printed materials, and television advertisements, either as incurred or upon the first occurrence of the advertising. Advertising expense, included in selling and marketing expenses for the fiscal years ended April 30, 2019, 2018, and 2017, amounted to $24.3 million, $25.8 million, and $22.3 million, respectively.

9. Property, Plant, and Equipment

The following table summarizes property, plant, and equipment as of April 30, 2019 and 2018 (in thousands):

	April 30, 2019	April 30, 2018
Machinery and equipment	$270,815	$251,706
Software and hardware	47,587	43,097
Building and improvements	34,584	29,908
Land and improvements	3,787	3,845
Capital lease	46,246	—
	403,019	328,556
Less: Accumulated depreciation and amortization	(228,306)	(198,545)
	174,713	130,011
Construction in progress	8,555	29,114
Total property, plant, and equipment, net	$183,268	$159,125

Depreciation of tangible assets and amortization of software expense amounted to $31.4 million, $30.0 million, and $29.2 million for the fiscal years ended April 30, 2019, 2018, and 2017, respectively. The large decrease in construction in progress resulted from the majority of the assets associated with our national logistics facility being placed into service in fiscal 2019.

The following table summarizes depreciation and amortization expense, which includes amortization of intangibles and debt financing costs, by line item for the fiscal years ended April 30, 2019, 2018, and 2017 (in thousands):

	For the Years Ended April 30,
	2019	2018	2017
Cost of sales	$23,797	$24,582	$24,744
Research and development	625	557	428
Selling and marketing	530	619	424
General and administrative (a)	28,476	25,212	23,699
Interest expense	431	1,105	918
Total depreciation and amortization	$53,859	$52,075	$50,213

(a)

General and administrative expenses included $21.8 million, $20.8 million, and $18.4 million of amortization for the fiscal years ended April 30, 2019, 2018, and 2017, respectively, which were recorded as a result of our acquisitions.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Inventories

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or market, as of April 30, 2019 and 2018 (in thousands):

	April 30, 2019	April 30, 2018
Finished goods	$108,247	$91,480
Finished parts	36,181	42,075
Work in process	7,576	7,657
Raw material	11,766	12,141
Total inventories	$163,770	$153,353

11. Accrued Expenses and Deferred Revenue

The following table sets forth other accrued expenses as of April 30, 2019 and 2018 (in thousands):

	April 30, 2019	April 30, 2018
Deferred revenue	$12,213	$—
Accrued employee benefits	5,241	5,741
Accrued taxes other than income	6,078	3,933
Accrued rebates and promotions (a)	4,877	21,339
Accrued professional fees	2,649	2,332
Accrued distributor incentives	1,895	1,502
Accrued commissions	1,004	1,342
Interest payable	737	930
Current portion of capital lease obligation	681	431
Accrued other	3,947	4,082
Total accrued expenses and deferred revenue	$39,322	$41,632

(a)

Decrease in rebates and promotions from fiscal 2018 is due to the adoption of ASU 2014-09 in fiscal 2019. For more information regarding these transactions, see Note 4 — Revenue Recognition and Contracts with Customers.

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $41.0 million and $48.9 million as of April 30, 2019 and 2018, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

The carrying value of our Term Loan approximated the fair value as of April 30, 2019 in considering Level 2 inputs within the hierarchy. The carrying value of our 2020 Senior Notes as of April 30, 2019 approximated the fair value in considering Level 2 inputs within the hierarchy as our 2020 Senior Notes are not frequently traded. The fair value of our interest rate swap was estimated by a third party using inputs that are observable or that can be corroborated by observable market data, such as interest rate yield curves, and, therefore, are classified within Level 2 of the valuation hierarchy. For more information regarding the interest rate swap, refer to Note 6 — Notes and Loans Payable and Financing Arrangements to our consolidated financial statements.

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

In connection with the purchase of UST, up to an additional $2.0 million may be paid over a period of two years, contingent upon the financial performance of the acquired business. The valuation of this contingent consideration liability was established in accordance with ASC 805 — Business Combinations. The initial fair value of this contingent consideration liability was $1.7 million. Based on the forecasted revenue, during fiscal 2018, we recorded a $1.6 million reduction in the fair value of this contingent consideration liability because we did not expect that the acquired business would achieve the performance metrics. During fiscal 2019, we recorded a $60,000 reduction in the remaining fair value of this contingent liability because we confirmed the performance metrics were not achieved. These reductions were recorded in other income on the condensed consolidated statements of income.

In connection with the Gemtech acquisition, up to a maximum of $17.1 million may be paid contingent upon the cumulative three year sales volume of the acquired business. The valuation of this contingent consideration liability was established in accordance with ASC 805 — Business Combinations. Based on current forecasted revenue, we believe it is unlikely that the acquired business will achieve the performance metrics. Therefore, as of April 30, 2019 and 2018, the contingent liability was recorded at a fair value of $100,000 in non-current liabilities.

13. Self-Insurance Reserves

As of April 30, 2019 and 2018, we had reserves for workers’ compensation, product liability, municipal liability, and medical/dental costs totaling $8.9 million and $9.2 million, respectively, of which $4.8 million was classified as other non-current liabilities. As of April 30, 2019 and 2018, $3.6 million and $3.9 million, respectively, were included in accrued expenses on the accompanying consolidated balance sheets. In addition, as of April 30, 2019 and 2018, $620,000 and $590,000, respectively, of workers’ compensation recoverable was classified as other assets. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in the workers’ compensation, product liability, municipal liability, and medical/dental reserves in the fiscal years ended April 30, 2019, 2018, and 2017 (in thousands):

	For the Year Ended April 30,
	2019	2018	2017
Beginning balance	$9,173	$8,663	$10,082
Additional provision charged to expense	21,602	22,802	15,801
Payments	(21,916)	(22,292)	(17,220)
Ending balance	$8,859	$9,173	$8,663

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability, municipal liability, workers’ compensation, and other matters when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable. As of April 30, 2019 and 2018, we had accrued reserves for product and municipal litigation liabilities of $3.3 million and $3.4 million, respectively (of which $2.8 million was non-current), consisting entirely of expected legal defense costs. In addition, as of April 30, 2019 and 2018, we had recorded receivables from insurance carriers related to these liabilities of $1.9 million, nearly all of which has been classified as other assets.

14. Stockholders’ Equity

Treasury Stock

During fiscal 2017, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions. During fiscal 2019, that authorized repurchase program expired, resulting in no remaining authorized repurchase programs as of April 30, 2019. Prior to this authorized repurchase program, in fiscal 2017, we repurchased 2.6 million shares of our common stock in the open market for $50.0 million, utilizing a combination of cash on hand and borrowings under our Revolving Line. We did not repurchase any shares of our common stock during fiscal 2019 or 2018.

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

The number of shares and weighted average exercise prices of options for the fiscal years ended April 30, 2019, 2018, and 2017 are as follows:

	For the Year Ended April 30,
	2019		2018		2017
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	316,160	$6.69	335,160	$6.58	389,360	$6.16
Exercised during the period	(48,399)	6.28	(19,000)	4.70	(54,200)	3.57
Options outstanding, end of period	267,761	$6.76	316,160	$6.69	335,160	$6.58
Weighted average remaining contractual life	2.35 years		3.16 years		4.01 years
Options exercisable, end of period	267,761	$6.76	316,160	$6.69	335,160	$6.58
Weighted average remaining contractual life	2.35 years		3.16 years		4.01 years

As of April 30, 2019, there were 4,404,603 shares available for grant under the 2013 Incentive Stock Plan. We use our unissued share pool for all shares issued for options, restricted stock awards, RSUs, performance share units, performance-based restricted stock units, or PSUs, and shares issued under our Employee Stock Purchase Plan, or ESPP.

The aggregate intrinsic value of outstanding and exercisable stock options as of April 30, 2019, 2018, and 2017 was $826,000, $1.4 million, and $5.2 million, respectively. The aggregate intrinsic value of the options exercised for the years ended April 30, 2019, 2018, and 2017 was $285,000, $116,000, and $1.3 million, respectively. At April 30, 2019, there was no unrecognized compensation cost of outstanding options.

The following table summarizes stock compensation expense by line item for the fiscal years ended April 30, 2019, 2018, and 2017 (in thousands):

	For the Years Ended April 30,
	2019	2018	2017
Cost of sales	$746	$882	$1,139
Research and development	99	187	217
Selling and marketing	489	382	801
General and administrative	6,658	6,364	6,433
Total stock-based compensation	$7,992	$7,815	$8,590

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

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We grant PSUs to our executive officers and certain management employees who are not executive officers. At the time of grant, we calculate the fair value of our PSUs using the Monte-Carlo simulation. We incorporate the following variables into the valuation model:

	For the Years Ended April 30,
	2019	2018	2017
Grant date fair market value
American Outdoor Brands Corporation	$9.85	$11.11	$21.89
Russell 2000 Index	$1,591.21	$1,557.89	$1,417.13
Volatility (a)
American Outdoor Brands Corporation	45.19%	42.27%	41.67%
Russell 2000 Index	15.65%	16.26%	16.77%
Correlation coefficient (b)	0.14	0.19	0.22
Risk-free interest rate (c)	2.23%	2.61%	1.44%
Dividend yield (d)	0%	0%	0%

(a)	Expected volatility is calculated over the most recent period that represents the remaining term of the performance period as of the valuation date, or three years.
(b)	The correlation coefficient utilizes the same historical price data used to develop the volatility assumptions.
(c)	The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bill, commensurate with the three-year performance period.
(d)	We do not expect to pay dividends in the foreseeable future.

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

During the fiscal year ended April 30, 2019, we granted 181,600 PSUs to certain of our executive officers. We also granted 360,185 service-based RSUs during the year ended April 30, 2019, including 167,818 RSUs to certain of our executive officers, 49,509 RSUs to our directors, and 142,858 RSUs to non-executive officer employees. Compensation expense recognized related to grants of RSUs and PSUs was $7.3 million for the fiscal year ended April 30, 2019.

During the fiscal year ended April 30, 2019, we canceled 33,899 service-based RSUs as a result of the service period condition not being met and 112,000 PSUs as the three year stock performance targets were not achieved. We delivered 206,572 shares of common stock to current employees under vested RSUs and PSUs with a total market value of $2.5 million.

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

The grant date fair value of RSUs and PSUs that vested in fiscal 2019 was $3.9 million and in fiscal 2018 and 2017 was $5.0 million.

A summary of activity for unvested RSUs and PSUs for fiscal years 2019, 2018, and 2017 is as follows:

	For the Year Ended April 30,
	2019		2018		2017
		Weighted		Weighted		Weighted
	Total # of	Average	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	1,442,317	$17.80	1,428,848	$18.58	1,215,753	$15.38
Awarded	541,785	10.65	561,890	15.09	666,509	19.85
Vested	(206,572)	19.11	(300,496)	16.53	(433,966)	11.64
Forfeited	(145,899)	16.11	(247,925)	17.04	(19,448)	17.19
RSUs and PSUs outstanding, end of period	1,631,631	$15.44	1,442,317	$17.80	1,428,848	$18.58

As of April 30, 2019, there was $7.7 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.8 years.

On September 26, 2011, our stockholders approved our 2011 ESPP, which authorizes the sale of up to 6,000,000 shares of our common stock to employees. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value, or FMV, per share of our common stock on any purchase date is less than the FMV per share on the start date of a 12-month offering period, then that offering period will automatically terminate, and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the FMV on the first day of the offering period or the FMV on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is 12,500 shares, or a total of $25,000 in shares, based on the FMV on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our board of directors in its discretion, or (c) March 31, 2022. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During fiscal 2019, 2018, and 2017, 230,282, 203,002, and 144,102 shares, respectively, were purchased by our employees under our ESPP.

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

The following assumptions were used in valuing our ESPP purchases during the years ended April 30, 2019, 2018, and 2017:

	For the Years Ended April 30,
	2019	2018	2017
Risk-free interest rate	2.21%	1.62%	0.60%
Expected term	6 months	6 months	6 months
Expected volatility	45.3%	42.3%	45.3%
Dividend yield	0%	0%	0%

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table). The total stock-based compensation expense, including stock options, purchases under our ESPP, and RSU and PSU awards, was $8.0 million, $7.8 million, and $8.6 million, for fiscal years 2019, 2018, and 2017, respectively.

15. Employer Sponsored Benefit Plans

Contributory Defined Investment Plan — We offer two contributory defined investment plans covering substantially all employees, subject to service requirements.  Employees may contribute up to 100% of their annual pay, depending on the plan. We generally make discretionary matching contributions of up to 50% of the first 6% of employee contributions to the plan. We contributed $2.9 million, $3.0 million, and $2.7 million for the fiscal years ended April 30, 2019, 2018, and 2017, respectively.

Non-Contributory Profit Sharing Plan — We have a non-contributory profit sharing plan covering substantially all of our employees. Employees become eligible on May 1 following the completion of a full fiscal year of continuous service. Our contributions to the plan are discretionary. For fiscal 2019, we plan to contribute approximately $2.8 million, which has been recorded in general and administrative costs. We contributed $1.3 million and $13.0 million for the fiscal years ended April 30, 2018 and 2017, respectively. Contributions are funded after the fiscal year-end.

16. Income Taxes

Income tax expense/(benefit) from continuing operations consists of the following (in thousands):

	For the Year Ended April 30,
	2019	2018	2017
Current:
Federal	$8,999	$5,081	$61,943
State	2,600	1,184	9,349
Foreign	5	—	—
Total current	11,604	6,265	71,292
Deferred:
Deferred federal	(879)	(9,081)	(6,969)
Deferred state	(397)	305	(871)
Total deferred	(1,276)	(8,776)	(7,840)
Total income tax expense/(benefit)	$10,328	$(2,511)	$63,452

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the provision for income taxes from continuing operations at statutory rates to the provision (benefit) in the consolidated financial statements (in thousands):

	For the Year Ended April 30,
	2019	2018	2017
Federal income taxes expected at the statutory rate (a)	$6,035	$5,355	$66,957
State income taxes, less federal income tax benefit	1,804	1,460	5,310
Stock compensation	708	(322)	(3,092)
Business meals and entertainment	181	302	296
Domestic production activity deduction	—	(335)	(5,728)
Research and development tax credit	(567)	(426)	(453)
Goodwill impairment	2,183	—	—
Other	54	(403)	162
Federal tax rate change on deferred taxes	(70)	(8,142)	—
Total income tax expense/(benefit)	$10,328	$(2,511)	$63,452
(a)	We had a statutory rate of 21% in fiscal 2019, a blended statutory rate of 30.4% in fiscal 2018 because of Tax Reform, and a statutory rate of 35% in fiscal 2017.

Deferred tax assets (liabilities) related to temporary differences are the following (in thousands):

	For the Years Ended April 30,
	2019	2018
Non-current tax assets (liabilities):
Net operating loss carryforwards and tax credits	$3,256	$3,372
Inventories	6,741	6,204
Accrued expenses, including compensation	5,800	3,037
Environmental reserves	181	258
Product liability	360	353
Accrued promotions	73	1,061
Workers' compensation	478	485
Warranty reserve	1,525	1,843
Stock-based compensation	3,884	3,576
State bonus depreciation	1,454	1,117
Property taxes	(185)	(160)
Property, plant, and equipment	(20,392)	(18,434)
Intangible assets	(10,006)	(12,510)
Pension	234	218
Other	397	21
Less valuation allowance	(3,576)	(3,336)
Net deferred tax asset/(liability) — total	$(9,776)	$(12,895)

We had federal net operating loss carryforwards amounting to $108,000 as of April 30, 2019, which expire in fiscal 2020. We obtained $8.2 million in additional loss carryforwards through our acquisition of SWSS on July 20, 2009, the majority of which was utilized in fiscal 2010. Utilization of the remaining losses is limited by Section 382 of the Internal Revenue Code to $108,000 in fiscal 2019 and for each taxable year thereafter. It is possible that future substantial changes in our ownership could occur that could result in additional ownership changes pursuant to Section 382 of the Internal Revenue Code. If such an ownership change were to occur, there could be an annual limitation on the remaining tax loss carryforward.

There were $17.9 million in state net operating loss carryforwards as of April 30, 2019 and 2018. The state net operating loss carryforwards will expire between April 30, 2025 and April 30, 2038. There were $2.9 million and $3.1 million of state tax credit carryforwards as of April 30, 2019 and 2018, respectively. The state tax credit carryforwards will expire between April 30, 2023 and April 30, 2025 or have no expiration date.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of April 30, 2019, valuation allowances of $911,000 and $2.3 million were provided on our deferred tax assets for those state net operating loss carryforwards, and state tax credits, respectively, that we do not anticipate using prior to their expiration. As of April 30, 2018, valuation allowances of $921,000 and $2.4 million were provided on our deferred tax assets for those state net operating loss carryforwards and state tax credits, respectively, that we do not anticipate using prior to their expiration. Additional valuation allowances of $342,000 were provided on our deferred income tax assets as of April 30, 2019, as we believe that it is more likely than not that all such assets will be realized. These allowances related to IRC Section 162(m) limitations on the deductibility of certain executive compensation. Recording a valuation allowance or reversing a valuation allowance could have an effect on our future results of operations and financial position.

On December 22, 2017, the U.S. federal government enacted comprehensive tax legislation with Tax Reform, which makes broad and complex changes to the U.S. tax code. Tax Reform significantly revises the corporate federal income tax by, among other things, lowering the corporate federal income tax rate from 35% to 21%, limiting various deductions, and repealing the domestic manufacturing deduction.

On December 22, 2017, the SEC issued Staff Accounting Bulletin 118, or SAB118, that provided additional guidance allowing companies to use a measurement period, similar to that used in business combinations, to account for the impacts of Tax Reform in their financial statements. This measurement period was not permitted to extend beyond one year from the Tax reform enactment date. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the Tax Reform is incomplete, but the company was able to determine a reasonably estimating the effects, we were permitted to record a provisional estimate in our financial statements. All provisional estimates related to Tax Reform were finalized within the measurement period.

The income tax provisions (benefit) represent effective tax rates of 35.9% and (14.3%) for the fiscal year ended April 30, 2019 and 2018, respectively. The tax benefit in fiscal 2018 was primarily caused by the effect of Tax Reform which resulted in the remeasurement of deferred tax assets and liabilities, as well as lower operating profit. Excluding the impact of Tax Reform and other discrete items, our effective tax rate for the fiscal year ended April 30, 2018 was 35.4%.

U.S. income taxes have not been provided on $50,000 of undistributed earnings of our foreign subsidiary since it is our intention to permanently reinvest such earnings offshore. If the earnings were distributed in the form of dividends, we would not be subject to U.S. tax as a result of the Tax Act but could be subject to foreign income and withholding taxes. Determination of the amount of this unrecognized deferred income tax liability is not practical.

At April 30, 2019 and 2018, we did not have any gross tax-effected unrecognized tax benefits.

With limited exception, we are subject to U.S. federal, state, and local, or non-U.S. income tax audits by tax authorities for fiscal years subsequent to April 30, 2015.

17. Commitments and Contingencies

Litigation

In January 2018, Gemini Technologies, Incorporated, or Gemini, commenced an action against us and Smith & Wesson Corp. in the United States District Court for the District of Idaho, or District Court.  The complaint alleges, among other things, that the defendants breached the earn-out and other provisions of the Asset Purchase Agreement and ancillary agreements between the parties in connection with Smith & Wesson Corp.’s acquisition of the Gemtech business from Gemini.  The complaint seeks a declaratory judgment interpreting various terms of the Asset Purchase Agreement and damages in the sum of $18.6 million. In May 2018, the District Court dismissed the complaint on the grounds of forum non conveniens. In June 2018, Gemini appealed the decision dismissing its complaint to the U.S. Court of Appeals for the Ninth Circuit. Oral argument was held before the Court of Appeals on May 14, 2019. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are a defendant in six product liability cases and are aware of five other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. In January 2018, the trial court granted defendants’ Motion for Judgment on the Pleadings, dismissing the case in its entirety. In February 2018, plaintiffs appealed the dismissal to the Indiana Court of Appeals. On May 23, 2019, the Indiana Court of Appeals issued a decision, which affirmed in part and reversed in part and remanded for further proceedings, the trial court’s dismissal of the City’s complaint.  The parties have until July 8, 2019 to file petitions to transfer jurisdiction to the Indiana Supreme Court. In May 2018, we were named in an action related to the Parkland, Florida shooting, filed in the Circuit Court, Broward County, Florida, seeking a declaratory judgment that a Florida statute that provides firearm manufacturers and dealers immunity from liability when their legally manufactured and lawfully sold firearms are later used in criminal acts only applies to civil actions commenced by governmental agencies not private litigants. In August 2018, we moved to dismiss the complaint on the grounds that it seeks an impermissible advisory opinion. On December 6, 2018, the court granted defendants’ motion to dismiss without prejudice and granted plaintiffs leave to amend their complaint.  On December 10, 2018, plaintiffs filed a Second Amended Complaint for Declaratory Relief.  On December 13, 2018, defendants filed a Motion to Dismiss Plaintiffs’ Second Amended Complaint.  A hearing was held on defendants’ second motion to dismiss on December 17, 2018.  A decision has not yet been issued by the court.

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

For the fiscal years ended April 30, 2019, 2018, and 2017, we paid $322,000, $473,000, and $254,000, respectively, in defense and administrative costs relative to product liability and municipal litigation. In addition, we spent an aggregate of $180,000, $129,000, and $209,000, respectively, in those fiscal years in settlement fees related to product liability cases.

We have recorded our liability for defense costs before consideration for reimbursement from insurance carriers. We have also recorded the amount due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognize gains and expenses for changes in our product liability provisions and municipal litigation liabilities. In fiscal 2019, we recorded expense of $293,000; in fiscal 2018, we recorded expense of $540,000; and in fiscal 2017, we recorded a gain of $364,000.

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

As of April 30, 2019 and 2018, we recorded approximately $725,000 and $1.0 million, respectively, of environmental reserve in non-current liabilities. We have calculated the net present value of the environmental reserve to be equal to the carrying value of the liability recorded on our books. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

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

Leases

In fiscal 2017, we announced a plan to establish a national logistics facility in Boone County, Missouri. We ultimately plan to rely on this logistics facility for substantially all of our product distribution. In fiscal 2018, we broke ground on this new 633,000 square foot facility, which was completed in November 2018 and will become operational over the course of the remainder of fiscal 2020. As part of the completion of the building, we entered into a lease agreement with the developer of the building for $46.2 million. The lease has an effective interest rate of approximately 5.0% and is payable in 240 monthly installments through fiscal 2039. Leases are accounted for under the provisions of ASC 840-10, Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Based on our evaluation under ASC 840-10, we determined that the lease qualified as a capital lease because the net present value of future lease payments exceeded 90% of the fair market value of the leased building. The building is pledged to secure the amounts outstanding. We included $681,000 of short-term capital lease obligation in accrued expenses and $45.6 million in long-term capital lease obligation on the condensed consolidated balance sheet. As noted above, we plan to adopt ASU 2016-02 - Leases, in our first quarter of fiscal 2020. Upon adoption, we plan to remove the current finance obligation and capital lease asset and record a right of use asset and lease liability equal to the net present value of future minimum lease payments. We expect the lease liability to be $40.8 million and right of use asset to be $41.6 million upon adoption of ASU 2016-02.

Future minimum lease payments, including all our capital leases, for succeeding fiscal years is as follows (in thousands):

Capital Lease Obligation
2020	2,965
2021	3,016
2022	3,056
2023	3,071
2024	3,126
Thereafter	63,263
Total future minimum lease payments	78,497
Less amounts representing interest	(32,416)
Present value of minimum lease payments	46,081
Less current maturities of capital lease	(681)
Long-term maturities of capital lease	$45,400

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes our operating leases for office and/or manufacturing space:

Location of Lease	Expiration Date
Bentonville, Arkansas	December 31, 2023
Jacksonville, Florida	June 30, 2019
Shenzhen, China	October 31, 2019
Springfield, Massachusetts	November 30, 2020
Houlton, Maine	January 31, 2022
Scottsdale, Arizona	April 30, 2021
Somersworth, New Hampshire	June 30, 2021
Wilsonville, Oregon	October 31, 2022
Columbia, Missouri	April 30, 2023
Columbia, Missouri	November 25, 2038
Deep River, Connecticut	May 4, 2024
Meridian, Idaho	October 14, 2027
Herstal, Belgium	January 21, 2027

We also lease machinery, photocopiers, and vehicles for our national sales force with various expiration dates.

As of April 30, 2019, the operating lease commitments were as follows (in thousands):

For the Year Ended April 30,	Amount
2020	$3,639
2021	3,154
2022	2,786
2023	2,583
2024	1,562
Thereafter	946

$14,670

Rent expense in the fiscal years ended April 30, 2019, 2018, and 2017 was $5.0 million, $5.2 million, and $4.4 million, respectively.

18. Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results in fiscal 2019 and 2018. In our opinion, all adjustments necessary to present fairly the information for such quarters have been reflected (in thousands, except per share data):

	For the Year Ended April 30, 2019
	First	Second	Third		Fourth	Full
	Quarter	Quarter	Quarter		Quarter	Year
Net sales	$138,833	$161,703	$162,008		$175,733	$638,277
Gross profit	52,422	56,386	54,059		63,364	226,231
Net income	$7,645	$6,665	$(5,725)	(b)	$9,825	$18,410
Per common share (a)
Basic - total	$0.14	$0.12	$(0.10)		$0.18	$0.34
Diluted - total	$0.14	$0.12	$(0.10)		$0.18	$0.33

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended April 30, 2018
	First	Second	Third		Fourth	Full
	Quarter	Quarter	Quarter		Quarter	Year
Net sales	$129,021	$148,427	$157,376		$172,026	$606,850
Gross profit	40,632	50,799	46,917		57,404	195,752
Net (loss)/income	$(2,165)	$3,234	$11,395	(c)	$7,664	$20,128
Per common share (a)
Basic - total	$(0.04)	$0.06	$0.21		$0.14	$0.37
Diluted - total	$(0.04)	$0.06	$0.21		$0.14	$0.37

(a)	Basic and diluted earnings per share may not equal the sum of the quarterly basic and diluted earnings per share due to rounding.
(b)	Amounts includes a $10.4 million non-cash goodwill impairment relating to our Outdoor Products & Accessories segement.
(c)

Amount includes an income tax benefit of approximately $9.4 million, primarily caused by the effect of Tax Reform, which resulted in the remeasurement of deferred tax assets and liabilities at lower enacted corporate federal tax rates.

19. Segment Reporting

We report our results of operations in two segments: (1) Firearms (which includes Firearms and Manufacturing Services divisions) and (2) Outdoor Products & Accessories. Our two segments are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. The Firearms segment has been determined to be a single operating segment and reporting segment based on our reliance on production metrics such as gross margin per unit produced, units produced per day, incoming orders per day, and revenue produced by trade channel, all of which are particular to the Firearms segment. The Outdoor Products & Accessories segment has been determined to be a single operating segment and reporting segment based on our measurement of incoming orders per day and sales and gross margin by customer and brand.

The Firearms segment includes our firearms, services, and other components, which we manufacture or provide at our facilities in Springfield, Massachusetts, Houlton, Maine, and Deep River, Connecticut and our firearm products, which we develop, assemble, and market in our Springfield, Massachusetts facility. The Outdoor Products & Accessories segment includes our accessories products, which we develop, source, market, and distribute at our facilities in Columbia, Missouri and Jacksonville, Florida and our electro-optics products, which we develop, market, and assemble in our Wilsonville, Oregon facility. We report operating costs based on the activities performed within each segment.

Segment assets are those directly used in or clearly allocable to a reportable segment’s operations. Assets by business segment are presented in the following table as of April 30, 2019 and 2018 (in thousands):

	As of April 30, 2019			As of April 30, 2018
	Firearms	Outdoor Products & Accessories	Total	Firearms	Outdoor Products & Accessories	Total
Total assets	$389,719	$377,070	$766,789	$346,517	$398,543	$745,060
Property, plant, and equipment, net	170,549	12,719	183,268	146,154	12,971	159,125
Intangibles, net	4,661	87,179	91,840	4,944	107,816	112,760
Goodwill	19,024	163,245	182,269	18,490	172,797	191,287

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results by business segment are presented in the following table for the years ended April 30, 2019, 2018, and 2017 (in thousands):

	For the Year Ended April 30, 2019 (a)
	Firearms	Outdoor Products & Accessories		Corporate	Intersegment Eliminations	Total
Revenue from external customers	$478,477	$159,800		$—	$—	$638,277
Intersegment revenue	2,858	17,469		—	(20,327)	—
Total net sales	481,335	177,269		—	(20,327)	638,277
Cost of sales	335,051	97,143		—	(20,148)	412,046
Gross margin	153,787	80,127		—	(7,683)	226,231
Operating income/(loss)	59,663	(18,414)	(b)	(44,831)	41,638	38,056
Income tax expense/(benefit)	12,068	(966)		(774)	—	10,328

	For the Year Ended April 30, 2018 (a)
	Firearms		Outdoor Products & Accessories		Corporate	Intersegment Eliminations	Total
Revenue from external customers	$448,986		$157,864		$—	$—	$606,850
Intersegment revenue	3,807		13,816		—	(17,623)	—
Total net sales	452,793		171,680		—	(17,623)	606,850
Cost of sales	332,889	(c)	93,822		—	(15,613)	411,098
Gross margin	119,903		77,859		—	(2,010)	195,752
Operating income/(loss)	30,213		(5,508)	(d)	(44,128)	46,471	27,048
Income tax expense/(benefit) (e)	16,729		(8,059)		(11,181)	—	(2,511)

	For the Year Ended April 30, 2017 (a)
	Firearms	Outdoor Products & Accessories		Corporate	Intersegment Eliminations	Total
Revenue from external customers	$772,997	$130,191		$—	$—	$903,188
Intersegment revenue	3,643	10,530		—	(14,173)	—
Total net sales	776,640	140,721		—	(14,173)	903,188
Cost of sales	464,019	75,737	(f)	—	(11,840)	527,916
Gross margin	312,619	64,985		—	(2,332)	375,272
Operating income/(loss)	201,442	(3,949)	(g)	(47,787)	50,233	199,939
Income tax expense/(benefit)	77,585	(2,300)		(11,833)	—	63,452

(a)

For the years ended April 30, 2019, 2018, and 2017, we allocated all of corporate overhead expenses except for interest and income taxes, such as general and administrative expenses and other corporate-level expenses, to both our Firearms and Outdoor Products & Accessories segments.

(b)	Amount includes a non-cash goodwill charge of $10.4 million and $21.5 million of amortization of intangible assets identified as a result of our acquisition.
(c)	Amount includes $500,000 of additional cost of goods sold from the fair value inventory step-up related to our 2018 Acquisitions.
(d)	Amount includes $20.8 million of amortization of intangible assets identified as a result of our acquisitions.
(e)

Amounts include an income tax benefit of approximately $8.7 million, primarily caused by the effect of Tax Reform, which resulted in the re-measurement of deferred tax assets and liabilities at lower enacted corporate federal tax rates.

(f)	Amount includes $4.7 million of additional cost of goods sold from the fair value inventory step-up and backlog expense related to the 2017 Acquisitions.
(g)	Amount includes $18.4 million of amortization of intangible assets identified as a result of our acquisitions.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. Subsequent Events:

On June 18, 2019, we approved a restructuring plan involving the previously announced consolidation of the Electro-Optics division into the Outdoor Products & Accessories division in order to improve efficiencies. We expect to incur restructuring charges of approximately $1.0 million comprising severance, retention, and relocation costs to be recorded primarily in the first six months of fiscal year 2020. We expect cash expenditures associated with these actions will continue into the third and fourth quarters of fiscal year 2020.  The restructuring plan is anticipated to result in cost savings of approximately $1.0 million in the second half of fiscal year 2020 and approximately $4.0 million of annual cost reductions to be fully reflected in our consolidated financial statements by fiscal year 2021.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SCHEDULE II

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended April 30, 2019, 2018, and 2017

		Additions
		Charged to	Charged to
	Balance at	Costs and	Other				Balance at
	May 1,	Expenses	Accounts		Deductions		April 30,
2019
Allowance for doubtful accounts	$1,824	$631	$—		$(556)		$1,899
Deferred tax valuation allowance	3,336	240	—		—		3,576
2018
Allowance for doubtful accounts	$598	$1,000	$401	(1)	$(175)		$1,824
Deferred tax valuation allowance	2,792	544	—		—		3,336
2017
Allowance for doubtful accounts	$680	$1,319	$108	(2)	$(1,509)	(3)	$598
Deferred tax valuation allowance	2,561	231	—		—		2,792

(1)	Increase in fiscal 2018 valuation accounts represents acquired balances related to the Gemtech acquisition.
(2)	Increase in fiscal 2017 valuation accounts represents acquired balances related to the 2017 Acquisitions.
(3)	Decrease in fiscal 2017 valuation accounts primarily represents a write-off of one of our customers’ accounts receivable balances.