Form 10-Q
period 2019-07-31
AMERICAN OUTDOOR BRANDS CORP
filed 2019-08-29
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

Commission File No. 001-31552

American Outdoor Brands Corporation

(Exact name of registrant as specified in its charter)

Nevada	87-0543688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Roosevelt Avenue Springfield, Massachusetts	01104
(Address of principal executive offices)	(Zip Code)

(800) 331-0852

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $.001 per share	AOBC	Nasdaq Global Select Market

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

The registrant had 54,821,771 shares of common stock, par value $0.001, outstanding as of August 27, 2019.

AMERICAN OUTDOOR BRANDS CORPORATION

Quarterly Report on Form 10-Q

For the Three Months Ended July 31, 2019 and 2018

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

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding the impact, if any, of recently issued accounting standards on our consolidated financial statements; the expected performance of acquired businesses; our assessment of factors relating to the valuation of assets acquired and liabilities assumed in acquisitions, the timing for such evaluations, and the potential adjustment in such evaluations; assessments that we make about determining segments and reporting units; the features of our outstanding debt and our expectation that our interest rate swap will not have any material effect on our earnings or our consolidated financial statements within the next 12 months; estimated amortization expense of intangible assets for future periods; the potential for impairment charges; the outcome of the lawsuits to which we are subject and their effect on us; our belief that inventory levels, both internally and in the distribution channel, in excess of demand, may negatively impact future operating results; our belief that it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors, including seasonality, new product introductions, news events, political events,  and consumer tastes; the impact of the Tax Cuts and Jobs Act, or Tax Reform, on our operating results, including our belief that Tax Reform will be a benefit to us and reduce our effective tax rate; the effects of acquisitions on our overall financial performance; our assessment of our acquisitions, including the quality and strength of their products; our assessment of consumer demand and factors that stimulate demand for our products; the effect on our business of various factors, including terrorism and the level of political pressures on firearm laws and regulations; future investments for capital expenditures; future products and product developments; the features, quality, and performance of our products; the success of particular product or marketing programs; our market share and factors that affect our market share; and liquidity and anticipated cash needs and availability. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q reflect our views as of the date of this Quarterly Report on Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among other, economic, social, political, legislative, and regulatory factors; the potential for increased regulation of firearms and firearms-related products; actions of social activists that could have an adverse effect on our business; the impact of lawsuits; the demand for our products; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; our competitive environment; the supply, availability, and costs of raw materials and components; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; our penetration rates in new and existing markets; our strategies; our ability to maintain and enhance brand recognition and reputation; risks associated with the establishment of our new 632,000 square foot national logistics facility including the expected benefits; our ability to introduce new products; the success of new products; our ability to expand our markets; our ability to integrate acquired businesses in a successful manner; the general growth of our outdoor products and accessories business; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2019, filed with the SEC on June 19, 2019.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	July 31, 2019	April 30, 2019
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$30,732	$41,015
Accounts receivable, net of allowance for doubtful accounts of $2,294 on July 31, 2019 and $1,899 on April 30, 2019	70,242	84,907
Inventories	195,448	163,770
Prepaid expenses and other current assets	9,350	6,528
Income tax receivable	2,140	2,464
Total current assets	307,912	298,684
Property, plant, and equipment, net	174,355	183,268
Intangibles, net	87,113	91,840
Goodwill	182,267	182,269
Other assets	20,808	10,728
	$772,455	$766,789
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,549	$35,584
Accrued expenses and deferred revenue	35,750	39,322
Accrued payroll and incentives	10,598	21,473
Accrued income taxes	248	175
Accrued profit sharing	3,516	2,830
Accrued warranty	4,987	5,599
Current portion of notes and loans payable	79,800	6,300
Total current liabilities	164,448	111,283
Deferred income taxes	9,683	9,776
Notes and loans payable, net of current portion	99,467	149,434
Finance lease payable, net of current portion	40,708	45,400
Other non-current liabilities	15,091	6,452
Total liabilities	329,397	322,345
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 72,987,388 issued and 54,820,526 shares outstanding on July 31, 2019 and 72,863,624 shares issued and 54,696,762 shares outstanding on April 30, 2019	73	73
Additional paid-in capital	264,230	263,180
Retained earnings	400,838	402,946
Accumulated other comprehensive income	292	620
Treasury stock, at cost (18,166,862 shares on July 31, 2019 and April 30, 2019)	(222,375)	(222,375)
Total stockholders’ equity	443,058	444,444
	$772,455	$766,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS)/INCOME AND COMPREHENSIVE (LOSS)/INCOME

(Unaudited)

	For the Three Months Ended July 31,
	2019	2018
	(In thousands, except per share data)
Net sales	$123,665	$138,833
Cost of sales	75,811	86,411
Gross profit	47,854	52,422
Operating expenses:
Research and development	3,229	2,810
Selling, marketing, and distribution	16,773	11,615
General and administrative	26,709	24,521
Total operating expenses	46,711	38,946
Operating income	1,143	13,476
Other (expense)/income, net:
Other income/(expense), net	5	(18)
Interest expense, net	(2,627)	(2,001)
Total other (expense)/income, net	(2,622)	(2,019)
(Loss)/income from operations before income taxes	(1,479)	11,457
Income tax expense	629	3,812
Net (loss)/income	(2,108)	7,645
Comprehensive (loss)/income:
Change in unrealized loss on interest rate swap	(420)	(104)
Other comprehensive loss, before income taxes	(420)	(104)
Income tax benefit on other comprehensive loss	92	27
Other comprehensive loss, net of tax	(328)	(77)
Comprehensive (loss)/income:	$(2,436)	$7,568
Net (loss)/income per share:
Basic	$(0.04)	$0.14
Diluted	$(0.04)	$0.14
Weighted average number of common shares outstanding:
Basic	54,783	54,345
Diluted	54,783	54,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income/(Loss)	Shares	Amount	Equity
Balance at April 30, 2018	72,434	$72	$253,616	$389,146	$1,689	18,167	$(222,375)	$422,148
Proceeds from exercise of employee stock options	17	—	139	—	—	—	—	139
Stock-based compensation	—	—	1,990	—	—	—	—	1,990
Change in unrealized loss on interest rate swap, net of tax effect	—	—	—	—	(77)	—	—	(77)
Impact of adoption of accounting standard updates	—	—	—	(4,610)	—	—	—	(4,610)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	100	1	(556)	—	—	—	—	(555)
Net income	—	—	—	7,645	—	—	—	7,645
Balance at July 31, 2018	72,551	73	255,189	392,181	1,612	18,167	(222,375)	426,680

Balance at April 30, 2019	72,864	73	263,180	402,946	620	18,167	(222,375)	444,444
Stock-based compensation	—	—	1,588	—	—	—	—	1,588
Change in unrealized loss on interest rate swap, net of tax effect	—	—	—	—	(328)	—	—	(328)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	124	—	(538)	—	—	—	—	(538)
Net loss	—	—	—	(2,108)	—	—	—	(2,108)
Balance at July 31, 2019	72,988	$73	$264,230	$400,838	$292	18,167	$(222,375)	$443,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended July 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net (loss)/income	$(2,108)	$7,645
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	14,346	12,852
Loss on sale/disposition of assets	—	7
Provision for losses on notes and accounts receivable	634	55
Deferred income taxes	—	(1,520)
Stock-based compensation expense	1,588	1,990
Changes in operating assets and liabilities:
Accounts receivable	14,031	15,208
Inventories	(31,678)	(13,538)
Prepaid expenses and other current assets	(2,822)	(2,363)
Income taxes	397	3,892
Accounts payable	(6,015)	(3,921)
Accrued payroll and incentives	(10,875)	(653)
Accrued profit sharing	686	254
Accrued expenses and deferred revenue	(6,675)	(8,568)
Accrued warranty	(612)	(656)
Other assets	428	(62)
Other non-current liabilities	(463)	17
Net cash (used in)/provided by operating activities	(29,138)	10,639
Cash flows from investing activities:
Payments to acquire patents and software	(123)	(190)
Proceeds from sale of property and equipment	—	1
Payments to acquire property and equipment	(3,695)	(6,919)
Net cash used in investing activities	(3,818)	(7,108)
Cash flows from financing activities:
Proceeds from loans and notes payable	25,000	—
Payments on finance lease obligation	(214)	(161)
Payments on notes and loans payable	(1,575)	(26,575)
Proceeds from exercise of options to acquire common stock	—	139
Payment of employee withholding tax related to restricted stock units	(538)	(556)
Net cash provided by/(used in) financing activities	22,673	(27,153)
Net decrease in cash and cash equivalents	(10,283)	(23,622)
Cash and cash equivalents, beginning of period	41,015	48,860
Cash and cash equivalents, end of period	$30,732	$25,238
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,690	$1,220
Income taxes	$235	$484

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Three Months Ended July 31,
	2019	2018
	(In thousands)
Purchases of property and equipment included in accounts payable	$547	$4,332
Purchases of property and equipment funded by capital lease	—	12,074
Capital lease obligation	—	12,074
Changes in other assets for operating lease obligations	10,928	—
Change in property and equipment for adoption of ASU 2016-02	3,201	—
Changes in finance lease liabilities for the adoption of ASU 2016-02	(4,245)	—
Changes in lease liabilities for operating lease obligations	11,970	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2019 and 2018

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

In our Outdoor Products & Accessories segment, we design, source, distribute, and manufacture reloading, gunsmithing, and gun cleaning supplies; high-quality stainless steel cutting tools and accessories; flashlights; tree saws and related trimming accessories; shooting supplies, rests, and other related accessories; fishing accessories; apparel; vault accessories; laser grips and laser sights; and a full range of products for survival and emergency preparedness. We sell our products under the Caldwell, Crimson Trace, Wheeler, Tipton, Frankford Arsenal, Schrade, Imperial, Uncle Henry, BUBBA, UST, Lockdown, Hooyman, BOG, Old Timer, LaserLyte, and KeyGear brands. We also offer firearms and non-firearms accessories, such as flashlights and knives, under our brands in our firearms business, including Smith & Wesson, M&P, Performance Center, and Thompson/Center Arms. We develop and market our outdoor products and accessories at our facilities in Columbia, Missouri and Wilsonville, Oregon.

(2) Basis of Presentation:

Interim Financial Information – The condensed consolidated balance sheet as of July 31, 2019, the condensed consolidated statements of (loss)/income and comprehensive (loss)/income for the three months ended July 31, 2019 and 2018, the condensed consolidated statement of changes in stockholders’ equity for the three months ended July 31, 2019, and the condensed consolidated statements of cash flows for the three months ended July 31, 2019 and 2018 have been prepared by us without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at July 31, 2019 and for the periods presented, have been included. All intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2019 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019. The results of operations for the three months ended July 31, 2019 may not be indicative of the results that may be expected for the year ending April 30, 2020, or any other period.

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

In some instances, sales include multiple performance obligations. The most common of these instances relates to sales promotion programs that entitle customers to receive free goods based upon their purchase of our products. The fulfillment of these free goods are our responsibility. In such instances, we allocate the revenue of the promotional sales based on the estimated level of participation in the sales promotional program and the timing of the shipment of all of the products included in the promotional program, including the free goods. We recognize revenue proportionally as each performance obligation is satisfied, based on the relative transaction price of each product. The net change in contract liabilities for a given period is reported as an increase or decrease to sales.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2019 and 2018

Our product sales are generally sold free on board, or FOB, shipping point and provide payment terms to most commercial customers ranging from 20 to 90 days of product shipment with a discount available to some customers for early payment. For contracts with discounted terms, we determine the transaction price upon establishment of the contract that contains the final terms of the sale, including the description, quantity, and price of each product purchased. We estimate variable consideration relative to the amount of cash discounts to which customers are likely to be entitled. In some instances, we provide longer payment terms, particularly as it relates to our hunting dating programs, which represent payment terms due in the fall for certain orders of hunting products received in the spring and summer. We do not consider these extended terms to be a significant financing component of the contract because the payment terms are less than one year. In all cases, we consider our costs related to shipping and handling to be a cost of fulfilling the contract with the customer.

Recently Issued Accounting Standards – In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), or ASU 2016-02, which amends the existing guidance to require lessees to recognize right-of-use assets and lease liabilities in a classified balance sheet. The most prominent among the changes in the standard is the requirement for lessees to recognize right-of-use assets and lease liabilities for those leases classified as operating leases under current U.S. GAAP. The requirements of this ASU are effective for financial statements for annual periods beginning after December 15, 2018, and early adoption is permitted. We utilized leasing software to assist us in the accounting and tracking of leases and used the optional transitional method allowed by ASU 2018-11, Leases (Topic 842 Targeted Improvements. Under this method, we applied the standard using the modified retrospective method with an adoption date of May 1, 2019. We elected to use the package of practical expedients, which permits us to not reassess certain lease contract provisions. We adopted ASU 2016-02 effective May 1, 2019 and recognized right-of-use assets of $11.5 million, lease liabilities of $12.8 million. The difference between the right-of-use assets and the lease liabilities of $1.3 million is a result of the reclassification of deferred rent and lease incentive liabilities primarily relating to our real estate operating leases into the right-of use assets, which had no impact to retained earnings. See also Note 3 – Leases, for more information.

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

(3) Leases:

We lease certain of our real estate, machinery, photocopiers, and vehicles under non-cancelable operating lease agreements. On May 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842), which requires the recognition of the right-of-use assets and related operating and finance lease liabilities in our condensed consolidated balance sheet. The most prominent among the changes in the standard is the requirement for lessees to recognize right-of-use assets and lease liabilities for those leases classified as operating leases under current U.S. GAAP. We adopted Topic 842 using a modified retrospective approach for all leases existing at May 1, 2019.

Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Our lease agreements do not require material variable lease payments, residual value guarantees, or restrictive covenants. For operating leases, expense is recognized on a straight-line basis over the lease term. Tenant improvement allowances are recorded as an offsetting adjustment included in our calculation of its right-of-use asset.

Many of our leases include renewal options that can extend the lease term. The execution of those renewal options is at our sole discretion and reflected in the lease term when they are reasonably certain to be exercised. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2019 and 2018

The amounts of assets and liabilities related to our operating and financing leases as of July 31, 2019 are as follows (in thousands):

	Balance Sheet Caption	July 31, 2019
Operating Leases
Right-of-use assets		$10,928
Accumulated amortization		(643)
Right-of-use assets, net	Other assets	$10,285

Current liabilities	Accrued expenses and deferred revenue	$2,726
Non-current liabilities	Other non-current liabilities	8,778
Total operating lease liabilities		$11,504

Finance Leases
Right-of-use assets		$41,070
Accumulated depreciation		(551)
Right-of-use assets, net	Property, plant, and equipment, net	$40,519

Current liabilities	Accrued expenses and deferred revenue	914
Non-current liabilities	Finance lease payable, net of current portion	40,708
Total finance lease liabilities		$41,622

We recorded $1.0 million of operating lease costs, of which $200,000 were short-term operating lease costs, $535,000 of financing lease amortization, and $520,000 of financing lease interest expense during the three months ended July 31, 2019. As of July 31, 2019, our weighted average lease term and weighted average discount rate for our operating leases was 4.8 years and 4.6%, respectively. As of July 31, 2019, our weighted average lease term and weighted average discount rate for our financing leases was 19.0 years and 5.0%, respectively, and consists primarily of our national logistics facility located in Columbia, Missouri. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

Future lease payments for all our operating and finance leases for succeeding fiscal years is as follows (in thousands):

	Operating	Financing	Total
2020	$2,503	$2,230	$4,733
2021	2,874	3,016	5,890
2022	2,712	3,056	5,768
2023	2,582	3,071	5,653
2024	1,537	3,125	4,662
2025	268	3,180	3,438
Thereafter	680	48,853	49,543
Total future lease payments	13,156	66,531	79,687
Less amounts representing interest	(1,652)	(24,909)	(26,561)
Present value of lease payments	11,504	41,622	53,126
Less current maturities of lease liabilities	(2,726)	(914)	(3,640)
Long-term maturities of lease liabilities	$8,778	$40,708	$49,486

During the three months ended July 31, 2019, the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $1.4 million.

(4) Revenue Recognition and Contracts with Customers:

On May 1, 2018, we adopted ASU 2014-09 Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, using the modified retrospective approach, and recorded a contract liability, included in accrued expenses in the condensed consolidated balance

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2019 and 2018

sheet, for outstanding performance obligations related to sales promotions. When evaluating our performance obligations, we disaggregate revenue based on major product lines, which correlate with our reportable segments disclosed in Note 11 — Segment Reporting. Also, domestic sales account for 95% of our total net sales. There are no significant judgments or estimates used in the determination of performance obligations, and the transaction price for the performance obligations are allocated on a pro-rata basis. There are no other contract costs that need to be considered based on the nature of our performance obligations.

The following table outlines the impact of the adoption of ASU 2014-09 on revenue recognized during the three-month periods ended July 31, 2019 and 2018 (in thousands):

	July 31, 2019	July 31, 2018
Outstanding performance obligations at beginning of period	$12,213	$23,305
Revenue recognized	(14,571)	(13,998)
Revenue deferred	5,472	4,314
Outstanding performance obligations at end of period	$3,114	$13,621

During the three months ended July 31, 2019, we recognized $14.6 million of deferred revenue, most of which was previously deferred as of April 30, 2019, as the performance obligations relating to sales promotions were satisfied. This recognition of revenue was partially offset by $5.5 million of additional deferred revenue for outstanding performance obligations relating to sales promotions that have not been satisfied, which was recorded to accrued expenses in the condensed consolidation balance sheet. This resulted in a $9.1 million net increase in revenue during the three months ended July 31, 2019. We estimate that revenue from the outstanding performance obligations as of July 31, 2019 will be recognized during fiscal 2020.

During the three months ended July 31, 2018, we recognized $14.0 million of revenue previously deferred as of May 1, 2018, the date we adopted ASU 2014-09, as the performance obligations relating to sales promotions were satisfied. This recognition of revenue was partially offset by $4.3 million of additional deferred revenue for outstanding performance obligations relating to sales promotions that have not been satisfied, which was recorded to accrued expenses in the condensed consolidated balance sheet. This resulted in a $9.7 million net increase in revenue during the three months ended July 31, 2018. This resulted in an outstanding performance obligation liability of $13.6 million that is recorded in accrued expenses in the condensed consolidated balance sheet.

(5) Goodwill and Intangible Assets:

The changes in the carrying amount of goodwill for the three months ended July 31, 2019 by reporting segment were as follows:

		Outdoor Products &
	Firearms Segment	Accessories Segment	Total Goodwill
Balance as of April 30, 2019	$19,024	$163,245	$182,269
Adjustments	—	(2)	(2)
Balance as of July 31, 2019	$19,024	$163,243	$182,267

See Note 11 — Segment Reporting for more detail on segment financial information.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2019 and 2018

The following table presents a summary of intangible assets as of July 31, 2019 and April 30, 2019 (in thousands):

	July 31, 2019			April 30, 2019
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$92,560	$(44,478)	$48,082	$92,560	$(41,643)	$50,917
Developed technology	21,230	(10,947)	10,283	21,230	(10,428)	10,802
Patents, trademarks, and trade names	57,659	(29,974)	27,685	57,477	(28,479)	28,998
Backlog	1,150	(1,150)	—	1,150	(1,150)	—
	172,599	(86,549)	86,050	172,417	(81,700)	90,717
Patents in progress	837	—	837	897	—	897
Total definite-lived intangible assets	173,436	(86,549)	86,887	173,314	(81,700)	91,614
Indefinite-lived intangible assets	226	—	226	226	—	226
Total intangible assets	$173,662	$(86,549)	$87,113	$173,540	$(81,700)	$91,840

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed technology, and five years for patents, trademarks, and trade names. Amortization expense, excluding amortization of deferred financing costs, amounted to $4.8 million and $5.4 million for the three months ended July 31, 2019 and 2018, respectively.

Estimated amortization expense of intangible assets for the remainder of fiscal 2020 and succeeding fiscal years is as follows (in thousands):

Fiscal	Amount
2020	$14,415
2021	16,604
2022	14,218
2023	11,849
2024	10,102
Thereafter	18,862
Total	$86,050

(6) Notes, Loans Payable, and Financing Arrangements:

Credit Facilities – On June 15, 2015, we and certain of our domestic subsidiaries entered into an unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan, of which $79.8 million remained outstanding as of July 31, 2019. The Revolving Line provides for availability for general corporate purposes, with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. On October 27, 2016, we entered into a second amendment to our Credit Agreement, or the Second Amendment, which, among other things, increased the Revolving Line to $350.0 million, increased the option to expand the credit commitment to an additional $150.0 million, and extended the maturity of the Revolving Line from June 15, 2020 to October 27, 2021. Other than the changes described in the Second Amendment, we otherwise remain subject to the terms of the Credit Agreement, as described below.

As of July 31, 2019, we had $25.0 million of borrowings outstanding on the Revolving Line, which bore interest at 4.31%, which is equal to the LIBOR rate plus an applicable margin. The Term Loan, which bears interest at a variable rate, requires principal payments of $6.3 million per annum plus interest, payable quarterly. Any remaining outstanding amount under the Term Loan on the maturity date of June 15, 2020 will be due in full.

We were required to obtain interest rate protection on the Term Loan covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement, which requires us to pay interest at a defined rate of 1.56% while receiving interest at a defined variable rate equal to the one-month LIBOR rate. This swap, when combined with the applicable margin based on our consolidated leverage

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2019 and 2018

ratio, effectively fixed our interest rate on the Term Loan, which is subject to change based on changes in our consolidated leverage ratio. As of July 31, 2019, our interest rate on the Term Loan was 4.38%.

As of July 31, 2019, the interest rate swap was considered effective and had no effect on earnings. The fair value of the interest rate swap on July 31, 2019 was an asset of $300,000, which was recorded in other assets on our condensed consolidated balance sheet. We do not expect the interest rate swap to have any material impact on earnings within the next 12 months.

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

The limitation on indebtedness in the 2020 Senior Notes Indenture is only applicable at such time that the consolidated coverage ratio (as set forth in the 2020 Senior Notes Indenture) for us and our restricted subsidiaries is less than 3.00 to 1.00. In general, as set forth in the 2020 Senior Notes Indenture, the consolidated coverage ratio is determined by comparing our prior four quarters’ consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) to our consolidated interest expense. The carrying value of our 2020 Senior Notes as of July 31, 2019 approximated the fair value in considering Level 2 inputs within the hierarchy.

The Credit Agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 2020 Senior Notes Indenture contains a financial covenant relating to times interest earned.

Letters of Credit – At July 31, 2019, we had outstanding letters of credit aggregating $1.0 million.

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

For the Three Months Ended July 31, 2019 and 2018

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $30.7 million and $41.0 million as of July 31, 2019 and April 30, 2019, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

The carrying value of our Term Loan approximated the fair value as of July 31, 2019 in considering Level 2 inputs within the hierarchy. The carrying value of our 2020 Senior Notes as of July 31, 2019 approximated the fair value in considering Level 2 inputs within the hierarchy as our 2020 Senior Notes are not frequently traded. The fair value of our interest rate swap was estimated by a third-party using inputs that are observable or that can be corroborated by observable market data, such as interest rate yield curves, and, therefore, is classified within Level 2 of the valuation hierarchy. For more information regarding the interest rate swap, refer to Note 6 — Notes, Loans Payable, and Financing Arrangements.

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

In connection with the Gemtech acquisition, up to a maximum of $17.1 million may be paid contingent upon the cumulative three-year sales volume of Gemtech products. The valuation of this contingent consideration liability was established in accordance with ASC 805 — Business Combinations. Based on current forecasted revenue, we believe it is unlikely that the acquired business will achieve the performance metrics. Therefore, as of July 31, 2019, the contingent liability was recorded at a fair value of $100,000 in non-current liabilities.

(8) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or net realizable value, as of July 31, 2019 and April 30, 2018 (in thousands):

	July 31, 2019	April 30, 2019
Finished goods	$134,874	$108,247
Finished parts	41,727	36,181
Work in process	5,569	7,576
Raw material	13,278	11,766
Total inventories	$195,448	$163,770

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2019 and 2018

(9) Stockholders’ Equity:

Earnings per Share

The following table provides a reconciliation of the net (loss)/income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended July 31, 2019 and 2018 (in thousands, except per share data):

	For the Three Months Ended July 31,
	2019			2018
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic earnings	$(2,108)	54,783	$(0.04)	$7,645	54,345	$0.14
Effect of dilutive stock awards	—	—	—	—	586	—
Diluted earnings	$(2,108)	54,783	$(0.04)	$7,645	54,931	$0.14

All our outstanding stock options and restricted stock units, or RSUs, were included in the computation of diluted earnings per share for the three months ended July 31, 2019 and 2018.

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

The number of shares and weighted average exercise prices of stock options for the three months ended July 31, 2019 and 2018 were as follows:

	For the Three Months Ended July 31,
	2019		2018
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	267,761	$6.76	316,160	$6.69
Exercised during the period	—	—	(17,399)	7.98
Options outstanding, end of period	267,761	$6.76	298,761	$6.61
Weighted average remaining contractual life	2.10 years		2.86 years
Options exercisable, end of period	267,761	$6.76	298,761	$6.61
Weighted average remaining contractual life	2.10 years		2.86 years

The aggregate intrinsic value of outstanding and exercisable stock options as of July 31, 2019 and 2018 was $770,000 and $853,000, respectively. There were no stock options exercised in the three months ended July 31, 2019. The aggregate intrinsic value of the stock options exercised in the three months ended July 31, 2018 was $76,000. At July 31, 2019, there was no unrecognized compensation expense relating to outstanding stock options.

We have an Employee Stock Purchase Plan, or ESPP, in which each participant is granted an option to purchase our common stock on each subsequent exercise date during the offering period (as such terms are defined in the ESPP) in accordance with the terms of the ESPP.

The total stock-based compensation expense, including stock options, purchases under our ESPP, RSUs, and performance-based RSUs, or PSUs, was $1.6 million and $2.0 million for the nine months ended July 31, 2019 and 2018, respectively. Stock-based compensation expense is included in cost of sales, sales and marketing, research and development, and general and administrative expenses.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2019 and 2018

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

During the three months ended July 31, 2019, we granted an aggregate of 131,771 service-based RSUs to non-executive officer employees. Compensation expense related to grants of RSUs and PSUs was $1.4 million for the three months ended July 31, 2019. During the three months ended July 31, 2019, we cancelled 123,025 PSUs as a result of the performance metric not being met and 15,805 service-based RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the three months ended July 31, 2019, we delivered common stock to our employees, including our executive officers, with a total market value of $1.7 million.

During the three months ended July 31, 2018, we granted an aggregate of 140,771 service-based RSUs to non-executive officer employees. Compensation expense related to grants of RSUs and PSUs was $1.8 million for the three months ended July 31, 2018. During the three months ended July 31, 2018, we cancelled 112,000 PSUs as a result of the performance metric not being met and 6,180 service-based RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the three months ended July 31, 2018, we delivered common stock to our employees, including our executive officers with a total market value of $1.7 million.

A summary of activity for unvested RSUs and PSUs for the three months ended July 31, 2019 and 2018 is as follows:

	For the Three Months Ended July 31,
	2019		2018
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	1,631,631	$17.80	1,442,316	$17.80
Awarded	131,771	10.65	140,771	12.35
Vested	(182,900)	19.11	(146,523)	18.78
Forfeited	(138,830)	16.11	(118,180)	15.53
RSUs and PSUs outstanding, end of period	1,441,672	$15.44	1,318,384	$17.31

As of July 31, 2019, there was $7.3 million of unrecognized compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average remaining contractual term of 1.8 years.

(10) Commitments and Contingencies:

Litigation

In January 2018, Gemini Technologies, Incorporated, or Gemini, commenced an action against us and Smith & Wesson Corp. in the United States District Court for the District of Idaho, or the District Court.  The complaint alleges, among other things, that the defendants breached the earn-out and other provisions of the Asset Purchase Agreement and ancillary agreements between the parties in connection with Smith & Wesson Corp.’s acquisition of the Gemtech business from Gemini.  The complaint seeks a declaratory judgment interpreting various terms of the Asset Purchase Agreement and damages in the sum of $18.6 million. In May 2018, the District Court dismissed the complaint on the grounds of forum non conveniens. In June 2018, Gemini appealed the decision dismissing its complaint to the U.S. Court of Appeals for the Ninth Circuit. On July 24, 2019, the Ninth Circuit reversed the dismissal, and remanded the case to the District Court to perform a traditional forum non conveniens analysis. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action.

We are a defendant in eight product liability cases and are aware of six other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2019 and 2018

case filed on August 27, 1999 by the city of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. In January 2018, the trial court granted defendants’ Motion for Judgment on the Pleadings, dismissing the case in its entirety. In February 2018, plaintiffs appealed the dismissal to the Indiana Court of Appeals. On May 23, 2019, the Indiana Court of Appeals issued a decision, which affirmed in part and reversed in part and remanded for further proceedings, the trial court’s dismissal of the City’s complaint. On July 8, 2019, defendants filed a Petition to Transfer jurisdiction to the Indiana Supreme Court.  A decision has not yet been issued by the court.

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

On July 31, 2019, our competitor, Sturm, Ruger & Co., Inc., filed a complaint and motion for preliminary injunction against us in the United States District Court, District of New Hampshire, seeking injunctive relief and damages.  Plaintiff alleges trade dress infringement, involving our Thompson/Center brand T/CR22 rifle, as well as violation of the New Hampshire Consumer Protection Act.

Subsequent to July 31, 2019, in August 2019, Primus Group, LLC filed an action in the United States District Court for the Southern District of Ohio Eastern Division against Smith & Wesson Corp. and other firearms manufacturers, alleging Racketeer Influenced Corrupt Organizations Act (RICO) violations, racketeering enterprise, and intentional misrepresentation.  Plaintiff, who operates as an “entertainment venue” in Columbus, Ohio, purports to bring this action on behalf of “[a]ll persons entitled to freely attend schools, shopping locations, churches, entertainment venues, and workplaces in the United States without the intrusion of individuals armed with assault weapons.”  In addition to compensatory and punitive damages, plaintiff seeks preliminary and permanent injunctive relief enjoining the distribution and sale of “assault weapons.”   On August 20, 2019, the court denied without prejudice plaintiff’s Motion for Temporary Restraining Order.  Defendants’ dispositive motions are due on September 3, 2019.  The court will hold a hearing on plaintiff’s Preliminary Injunction on October 15, 2019.

We believe that the various allegations as described above are unfounded, and, in addition, that any incident and any results from them or any injuries were due to negligence or misuse of the firearm by the claimant or a third party.

In addition, from time to time, we are involved in lawsuits, claims, investigations, and proceedings, including commercial, environmental, and employment matters, which arise in the ordinary course of business.

The relief sought in individual cases primarily includes compensatory and, sometimes, punitive damages. Certain of the cases and claims seek unspecified compensatory or punitive damages. In others, compensatory damages sought may range from less than $75,000 to approximately $18.6 million. In our experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter. We believe that our accruals for product liability cases and claims, as described below, are a reasonable quantitative measure of the cost to us of product liability cases and claims.

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

For the Three Months Ended July 31, 2019 and 2018

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

(11) Segment Reporting:

We report our results of operations in two segments: (1) Firearms (which includes Firearms and Manufacturing Services divisions) and (2) Outdoor Products & Accessories. Our two segments are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. The Firearms segment has been determined to be a single operating segment and reporting segment based on our reliance on production metrics, such as gross margin per unit produced, units produced per day, incoming orders per day, and revenue produced by trade channel, all of which are particular to the Firearms segment. The Outdoor Products & Accessories segment is evaluated by a measurement of incoming orders per day and sales and gross margin by customer and brand.

The Firearms segment includes our firearms, services, and other components, which we manufacture or provide at our facilities in Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut, and our firearm products, which we develop, assemble, and market in our Springfield, Massachusetts facility. The Outdoor Products & Accessories segment includes our accessories products, which we develop, source, market, and distribute at our facilities in Columbia, Missouri, and our electro-optics products, which we develop, market, and assemble in our Wilsonville, Oregon facility.  We report operating costs based on the activities performed within each segment.

Segment assets are those directly used in or clearly allocable to a reportable segment’s operations. Assets by business segment are presented in the following table as of July 31, 2019 and April 30, 2019 (in thousands):

	As of July 31, 2019			As of April 30, 2019
	Firearms	Outdoor Products & Accessories	Total	Firearms	Outdoor Products & Accessories	Total
Total assets	$422,536	$349,919	$772,455	$389,719	$377,070	$766,789
Property, plant, and equipment, net	162,530	11,825	174,355	170,549	12,719	183,268
Intangibles, net	4,583	82,530	87,113	4,661	87,179	91,840
Goodwill	19,024	163,243	182,267	19,024	163,245	182,269

Results by business segment are presented in the following tables for the three months ended July 31, 2019 and 2018 (in thousands):

	For the Three Months Ended July 31, 2019 (a)
	Firearms	Outdoor Products & Accessories	Corporate	Intersegment Eliminations	Total
Revenue from external customers	$94,555	$29,110	$—	$—	$123,665
Intersegment revenue	882	4,106	—	(4,988)	—
Total net sales	95,437	33,216	—	(4,988)	123,665
Cost of sales	60,039	19,143	—	(3,371)	75,811
Gross margin	35,398	14,073	—	(1,617)	47,854
Operating income/(loss)	8,998	(7,112)	(11,020)	10,277	1,143
Income tax expense/(benefit)	4,420	(752)	(3,039)	—	629

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2019 and 2018

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019 and our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. This section sets forth key objectives and performance indicators used by us as well as key industry data tracked by us.

We report our results of operations in two segments: (1) Firearms and (2) Outdoor Products & Accessories.

First Quarter Fiscal 2020 Highlights

Our operating results for the three months ended July 31, 2019 included the following:

•	Company net sales were $123.7 million, a decrease of $15.2 million, or 10.9%, from the comparable quarter last year.
•

Firearms segment gross sales were $95.4 million, which included $882,000 of inter-segment revenue, a decrease of $9.8 million, or 9.3%, from the comparable quarter last year, primarily because of decreased demand and promotional activity for our modern sporting rifles, lower shipments and product mix of handguns, and increased inventory at distribution.

•

Outdoor Products & Accessories segment gross sales were $33.2 million, which included $4.1 million of inter-segment revenue, a decrease of $4.0 million, or 10.8%, from the comparable quarter last year, primarily from lower shooting, hunting accessory, and survival product sales.

•	Company gross margin was 38.7%, an increase of 90 basis points over the comparable quarter last year.
•	Company net loss was $2.1 million compared with net income of $7.6 million for the comparable quarter last year.

Results of Operations

Consolidated Net Sales and Gross Profit

The following table sets forth certain information regarding consolidated net sales and gross profit for the three months ended July 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Net Sales	$123,665	$138,833	$(15,168)	-10.9%
Cost of sales	75,811	86,411	(10,600)	-12.3%
Gross profit	$47,854	$52,422	$(4,568)	-8.7%
% of net sales (gross margin)	38.7%	37.8%

Consolidated net sales decreased $15.2 million, or 10.9%, from the comparable quarter last year because of lower demand for revolvers and modern sporting rifles and a shift in product mix in our Firearms segment as well as lower shooting, hunting, and survival equipment sales in our Outdoor Products & Accessories segment. Consolidated gross margin increased 90 basis points over the comparable quarter last year, primarily because of favorable inventory valuation adjustments and higher units produced that resulted in the corresponding favorable manufacturing fixed-cost absorption, partially offset by the impact of lower sales volumes, higher promotional product discounts, and higher manufacturing spending in our Firearms segment. Despite the lower gross margin in our Outdoor Products & Accessories segment, this segment favorably impacted total consolidated gross margin by 160 basis points for the three months ended July 31, 2019.

Firearms Segment Revenue and Gross Profit

  The following tables set forth certain information regarding Firearms revenue and gross profit for the three months ended July 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Handguns	$69,710	$75,456	$(5,746)	-7.6%
Long Guns	16,600	21,512	(4,912)	-22.8%
Other Products & Services	9,127	8,290	837	10.1%
Total Firearms Revenue	$95,437	$105,258	$(9,821)	-9.3%
Cost of sales	60,039	70,465	(10,426)	-14.8%
Gross profit	$35,398	$34,793	$605	1.7%
% of net sales (gross margin)	37.1%	33.1%

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended July 31, 2019 and 2018 (units in thousands):

Total Units Shipped	2019	2018	# Change	% Change
Handguns	225	237	(12)	-5.1%
Long Guns	60	66	(6)	-9.1%

Sporting Goods Channel Units Shipped	2019	2018	# Change	% Change
Handguns	199	214	(15)	-7.0%
Long Guns	57	62	(5)	-8.1%

Professional Channel Units Shipped	2019	2018	# Change	% Change
Handguns	26	23	3	13.0%
Long Guns	3	4	(1)	-25.0%

Revenue for our handguns decreased $5.7 million, or 7.6%, from the comparable quarter last year, primarily because of lower shipments of revolvers, M&P branded polymer pistols, and large frame polymer pistols, partially offset by increased shipments for our Performance Center branded products. Revenue declined at a higher rate than unit shipments into the sporting goods consumer channel primarily because of a shift in mix to lower priced products. Although adjusted background checks for handguns reported to the National Instant Criminal Background Check Systems, or NICS, which is a proxy for overall consumer demand, increased 210 basis points compared with the comparable quarter last year, we believe our outperformance of adjusted NICS in the prior fiscal quarter and a continued increase in channel inventories during the current quarter likely negatively impacted orders and our quarterly results.

Revenue for our long guns decreased $4.9 million, or 22.8%, from the comparable quarter last year, primarily because of product mix, lower demand, and reduced promotional programs for our M&P branded Sport model modern sporting rifle.

Other products and services revenue increased $837,000, or 10.1%, over the comparable quarter last year, primarily because of higher sales of component parts and handcuffs.

New products in our Firearms segment, defined as any new SKU not shipped in the comparable quarter last year, represented 14.7% of firearm revenue for the three months ended July 31, 2019 and included many new product line extensions for our M&P, Performance Center, and Thompson/Center Arms branded products. The decrease in the number of units sold unfavorably impacted firearm revenue by 7.7%.

Gross margin for the three months ended July 31, 2019 for our Firearms segment increased by 4.0% over the comparable quarter last year, primarily because of favorable inventory valuation adjustments related to the release of year end manufacturing variance accruals, which were partially offset by increased standards related to material and labor cost increases, combined with improved manufacturing fixed cost absorption, which favorably impacted Firearms gross margin by 6.5%. Year-end manufacturing variances are amortized over the first inventory turn in the year following capitalization and can be favorable or unfavorable based upon a number of factors, including production levels, spending, raw material costs, and labor.  The favorable impacts to Firearms gross margin were partially offset by unfavorable product mix, increased promotional product discounts, and higher manufacturing spending, which combined negatively impacted Firearms gross margin by 2.5%.

As expected, our firearm inventory levels increased during the three months ended July 31, 2019 as a result of the preparation for the fall hunting and holiday seasons, a planned inventory build to reduce the risk of potential shipping disruptions when our national logistics facility in Boone County, Missouri, or our Missouri Campus, became fully operational as it pertains to firearm shipments during the three months ended July 31, 2019, and a build in inventory of our existing products in preparation for shifting capacity to new products when they launch. In addition, our quarter end inventory levels reflect an increase in orders related to our second quarter promotional programs and a buildup of specific product inventory in advance of shifting capacity over to new products prior to their launch. While inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results, it is difficult to forecast the potential impact of distributor inventories on future revenue and income since demand is impacted by many factors, including seasonality, new product introductions, news events, political events, and consumer tastes.

Outdoor Products & Accessories Segment Revenue and Gross Profit

The following table sets forth certain information regarding Outdoor Products & Accessories segment revenue for the three months ended July 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Revenue	$33,217	$37,256	$(4,039)	-10.8%
Cost of sales	19,144	20,374	(1,230)	-6.0%
Gross profit	$14,073	$16,882	$(2,809)	-16.6%
% of net sales (gross margin)	42.4%	45.3%

Revenue for our Outdoor Products & Accessories segment for the three months ended July 31, 2019 decreased $4.0 million, or 10.8%, from the comparable quarter last year. Revenue decreased primarily as a result of the prioritization of firearm shipments over shipment of our outdoor products and accessories products from our Missouri campus combined with lower shooting and hunting accessory products and survival equipment sales to certain strategic retailers. The decline in revenue was partially offset by higher cutlery revenue that we believe was due to market acceptance for newly introduced products over the past several years and increased OEM and inorganic revenue in electro-optics.

New products represented 20.6% of Outdoor Products & Accessories segment revenue for the three months ended July 31, 2019 and included over 300 new products.

Gross margin for the three months ended July 31, 2019 for our Outdoor Products & Accessories segment decreased 2.9% from the comparable quarter last year, primarily because of changes in customer and channel mix with sales to certain strategic retailers that have discounted pricing. Gross margin was also negatively impacted because of higher tariff costs on imported goods.

Our Outdoor Products & Accessories inventory levels increased during the three months ended July 31, 2019, primarily because of a planned inventory build to support increased demand leading up to the holiday shopping season and increased purchasing to mitigate tariff costs.

Consolidated Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended July 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Research and development	$3,229	$2,810	$419	14.9%
Selling, marketing, and distribution	16,773	11,615	5,158	44.4%
General and administrative	26,709	24,521	2,188	8.9%
Total operating expenses	$46,711	$38,946	$7,765	19.9%
% of net sales	37.8%	28.1%

Research and development expenses increased $419,000 as a result of increased professional fees and new product development costs. Selling, marketing, and distribution expenses increased $5.2 million partially as a result of the start of our new distribution center during the first quarter of fiscal 2019, which included approximately $1.2 million of costs that would have been included in cost of sales in the prior comparable quarter as well as additional costs related to compensation and benefits, depreciation, property taxes, and security. In addition, increased co-op advertising expenses related to strategic customers, additional targeted customer promotions, and increases related to the development of our eCommerce initiative resulted in increased spending during the current quarter.

General and administrative expenses increased $2.2 million primarily due to depreciation and compensation-related expenses related to our 633,000 square foot Missouri distribution center as well as increased professional fees and compensation-related expenses for non-distribution employees.

Consolidated Operating Income

The following table sets forth certain information regarding operating income for the three months ended July 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Operating income	$1,143	$13,476	$(12,333)	-91.5%
% of net sales (operating margin)	0.9%	9.7%

Operating income for the three months ended July 31, 2019 was $1.1 million, a decrease of $12.3 million from the comparable quarter last year, primarily because of a combination of lower sales volumes, unfavorable product mix, increased promotional product discounts, higher manufacturing spending, increased compensation-related expenses, increased advertising expenses, increased depreciation expenses, and increased professional fees, partially offset by favorable inventory valuation adjustments, favorable manufacturing fixed cost absorption, and decreased stock compensation expenses.

Consolidated Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended July 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Interest expense	$(2,627)	$(2,001)	$626	31.3%

During the three months ended July 31, 2019, interest expense increased by $626,000 over the prior year comparable period as a result of increased interest on our capital lease for our Missouri Campus.

Consolidated Income Taxes

The following table sets forth certain information regarding income tax expense/(benefit) for the three months ended July 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Income tax expense	$629	$3,812	$(3,183)	83.5%
% of income from operations (effective tax rate)	-42.5%	33.3%		-75.8%

We recorded income tax expense of $629,000 for the three months ended July 31, 2019, versus income tax expense of $3.8 million for the prior year comparable period, primarily because of the tax effect of stock compensation.

Consolidated Net (Loss)/Income

The following table sets forth certain information regarding net income and the related per share data for the three months ended July 31, 2019 and 2018 (dollars in thousands, except per share data):

	2019	2018	$ Change	% Change
Net (loss)/income	$(2,108)	$7,645	$(9,753)	-127.6%
Net (loss)/income per share
Basic	$(0.04)	$0.14	$(0.18)	-128.6%
Diluted	$(0.04)	$0.14	$(0.18)	-128.6%

Net loss of $2.1 million for the three months ended July 31, 2019 was $9.7 million lower than net income of $7.6 million for the comparable quarter last year primarily because of a combination of lower sales volumes, unfavorable product mix, increased promotional product discounts, higher manufacturing spending, increased compensation-related expenses, increased advertising expenses, increased depreciation expenses, increased professional fees, and the unfavorable income tax effect of stock compensation, partially offset by favorable inventory valuation adjustments, favorable manufacturing fixed cost absorption, and decreased stock compensation expenses.

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

The following table sets forth certain cash flow information for the three months ended July 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Operating activities	$(29,138)	$10,639	$(39,777)	-373.9%
Investing activities	(3,818)	(7,108)	(3,290)	46.3%
Financing activities	22,673	(27,153)	49,826	-183.5%
Total cash flow	$(10,283)	$(23,622)	$6,759	-28.6%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

Cash used in operating activities was $29.1 million for the three months ended July 31, 2019 compared with $10.6 million generated for the three months ended July 31, 2018. Cash used in operating activities for the three months ended July 31, 2019 was negatively impacted by $31.7 million of increased inventory as a result of the preparation for the fall hunting and holiday seasons, a planned inventory build to reduce the risk of potential shipping disruptions when our national logistics facility became fully operational as it pertained to firearm shipments during the first fiscal quarter, and a build in inventory of our existing products in preparation for shifting capacity to new products when they launch, $10.9 million of lower payroll and incentive accruals because of management incentive bonuses that were paid during the quarter, $6.7 million of decreased accrued expenses and deferred revenue, and $6.0 million of lower accounts payable due to timing of payments. These cash usages were partially offset by income before depreciation and amortization of $12.2 million and decreased accounts receivable of $14.0 million due to timing of shipments. Consistent with our seasonal inventory trends we expect firearms inventory to remain flat or slightly higher at the end of our second fiscal quarter as we prepare for our holiday and industry show seasons and for new product introductions. We expect Outdoor Products & Accessories inventory to decline in our second fiscal quarter due to the holiday shopping season.

Investing Activities

Cash used in investing activities decreased $3.8 million for the three months ended July 31, 2019 from the prior year comparable period. We recorded capital expenditures of $3.7 million for the three months ended July 31, 2019, $3.2 million lower than the prior year comparable period. We currently expect to spend between $25.0 million and $30.0 million on capital expenditures in fiscal 2020, a decrease of $3.9 million to $8.9 million, as compared with $33.9 million in capital expenditures in fiscal 2019.

Financing Activities

Cash provided by financing activities was $22.7 million for the three months ended July 31, 2019 compared with cash used in financing activities of $27.2 million for the three months ended July 31, 2018. Cash provided by financing activities during the three months ended July 31, 2019 was primarily a result of $25.0 million draw on our credit facility to support cash needed for operations, partially offset by principal payments on our Term Loan.

Capital Lease – In fiscal 2017, we announced a plan to establish a national logistics facility in Boone County, Missouri. We ultimately plan to rely on this logistics facility for substantially all of our product distribution. In fiscal 2018, we broke ground on this new 633,000 square foot facility, which was completed in November 2018 and will become fully operational over the course of the remainder of fiscal 2020. As part of the completion of the building, we entered into a lease agreement with the developer of the building for $46.2 million. The lease has an effective interest rate of approximately 5.0% and is payable in 240 monthly installments through fiscal 2039. Upon the commencement of this lease, leases were accounted for under the provisions of ASC 840-10, Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Based on our evaluation under ASC 840-10, we determined that the lease qualified as a capital lease because the net present value of future lease payments exceeded 90% of the fair market value of the leased building. The building is pledged to secure the amounts outstanding. During the three months ended July 31, 2019, we paid $214,000 in principal payments relating to this capital lease.

Credit Facilities – On June 15, 2015, we and certain of our domestic subsidiaries entered into an unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan, of which $79.8 million remained outstanding as of July 31, 2019. The Revolving Line provides for availability for general corporate purposes, with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. On October 27, 2016, we entered into a second amendment to our Credit Agreement, or the Second Amendment, that, among other things, increased the Revolving Line to $350.0 million, increased the option to expand the credit commitment to an additional $150.0 million, and extended the maturity of the Revolving Line from June 15, 2020 to October 27, 2021. Other than the changes described in the Second Amendment, we otherwise remain subject to the terms of the Credit Agreement, as described below. We incurred $525,000 of debt issuance costs related to this amendment and have recorded these costs in notes and loans payable in the condensed consolidated balance sheet.

We were required to obtain interest rate protection on the Term Loan covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement, which requires us to pay interest at a defined rate of 1.56% while receiving interest at a defined variable rate equal to the one-month LIBOR rate. This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan, which is subject to change based on changes in our consolidated leverage ratio. As of July 31, 2019, our interest rate on the Term Loan was 4.38%.

As of July 31, 2019, the interest rate swap was considered effective and had no effect on earnings. The fair value of the interest rate swap on July 31, 2019 was an asset of $300,000 and was recorded in other assets on our condensed consolidated balance sheet. We do not expect the interest rate swap to have any material impact on earnings within the next 12 months.

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

The Credit Agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 2020 Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of July 31, 2019.

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

As of July 31, 2019, we had $30.7 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months.

Other Matters

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant accounting policies are disclosed in Note 3 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019. The most significant areas involving our judgments and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019, to which there have been no material changes. Actual results could differ from our estimates.

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements, if any, is discussed in Note 2—Basis of Presentation to our condensed consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended July 31, 2019, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding. We enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk associated with our variable rate debt. We may be exposed to credit and market risks, including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. As of July 31, 2019, we have an interest rate swap agreement outstanding, which matures on June 15, 2020 and hedges the variable interest on our Term Loan. The outstanding balance of the Term Loan was $79.8 million, and the aggregate net fair value of the interest rate swap was $300,000 as of July 31, 2019. The fair value of this interest rate swap agreement is dependent upon existing market interest rates and swap spreads. We do not anticipate future changes in interest rates to have a material impact on our consolidated financial statements. As of July 31, 2019, the effective interest rate of our Term Loan was 4.38%.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2019, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2019, our disclosure controls and procedures were effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of July 31, 2019, we had no authorized share repurchase programs.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (immediately preceding the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

INDEX TO EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE 104	Inline XBRL Taxonomy Extension Presentation Linkbase Document Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN OUTDOOR BRANDS CORPORATION, a Nevada corporation

Date: August 29, 2019	By:	/s/ P. James Debney
P. James Debney
President and Chief Executive Officer

Date: August 29, 2019	By:	/s/ Jeffrey D. Buchanan
Jeffrey D. Buchanan
Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer