Form 10-Q
period 2019-10-31
AMERICAN OUTDOOR BRANDS CORP
filed 2019-12-05
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

The registrant had 55,060,972 shares of common stock, par value $0.001, outstanding as of December 3, 2019.

AMERICAN OUTDOOR BRANDS CORPORATION

Quarterly Report on Form 10-Q

For the Three and Six Months Ended October 31, 2019 and 2018

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

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding the impact, if any, of recently issued accounting standards on our consolidated financial statements; assessments that we make about determining segments and reporting units; the features of our outstanding debt; estimated amortization expense of intangible assets for future periods; the outcome of the lawsuits to which we are subject and their effect on us; the proposed spin-off, including the timing and purpose thereof and the expected restructuring charges, our belief that inventory levels, both internally and in the distribution channel, in excess of demand, may negatively impact future operating results; our belief that it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors, including seasonality, new product introductions, news events, political events,  and consumer tastes; our assessment of consumer demand and factors that stimulate demand for our products; the effect on our business of various factors, including terrorism and the level of political pressures on firearm laws and regulations; expected inventory levels for future periods; future investments for capital expenditures; future products and product developments; the features, quality, and performance of our products; the success of particular product or marketing programs; our market share and factors that affect our market share; and liquidity and anticipated cash needs and availability. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q reflect our views as of the date of this Quarterly Report on Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among other, economic, social, political, legislative, and regulatory factors; the potential for increased regulation of firearms and firearms-related products; actions of social activists that could have an adverse effect on our business; the impact of lawsuits; the demand for our products; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; our competitive environment; the supply, availability, and costs of raw materials and components; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; our penetration rates in new and existing markets; our strategies; the completion of our proposed spin-off and the operations and performance of the two separate companies thereafter; our ability to maintain and enhance brand recognition and reputation; risks associated with the establishment of our new 632,000 square foot national logistics facility including the expected benefits; our ability to introduce new products; the success of new products; our ability to expand our markets; our ability to integrate acquired businesses in a successful manner; the general growth of our outdoor products and accessories business; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2019, filed with the SEC on June 19, 2019.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	October 31, 2019	April 30, 2019
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$43,846	$41,015
Accounts receivable, net of allowance for doubtful accounts of $2,036 on October 31, 2019 and $1,899 on April 30, 2019	93,629	84,907
Inventories	201,213	163,770
Prepaid expenses and other current assets	8,904	6,528
Income tax receivable	5,468	2,464
Total current assets	353,060	298,684
Property, plant, and equipment, net	170,348	183,268
Intangibles, net	82,562	91,840
Goodwill	182,267	182,269
Other assets	20,559	10,728
	$808,796	$766,789
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,102	$35,584
Accrued expenses and deferred revenue	42,545	39,322
Accrued payroll and incentives	10,640	21,473
Accrued income taxes	265	175
Accrued profit sharing	1,198	2,830
Accrued warranty	4,475	5,599
Current portion of notes and loans payable	75,000	6,300
Total current liabilities	170,225	111,283
Deferred income taxes	9,640	9,776
Notes and loans payable, net of current portion	127,800	149,434
Finance lease payable, net of current portion	40,389	45,400
Other non-current liabilities	14,192	6,452
Total liabilities	362,246	322,345
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 73,226,141 issued and 55,059,279 shares outstanding on October 31, 2019 and 72,863,624 shares issued and 54,696,762 shares outstanding on April 30, 2019	73	73
Additional paid-in capital	266,582	263,180
Retained earnings	402,131	402,946
Accumulated other comprehensive income	139	620
Treasury stock, at cost (18,166,862 shares on October 31, 2019 and April 30, 2019)	(222,375)	(222,375)
Total stockholders’ equity	446,550	444,444
	$808,796	$766,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net sales	$154,388	$161,703	$278,057	$300,536
Cost of sales	104,082	105,317	179,898	191,728
Gross profit	50,306	56,386	98,159	108,808
Operating expenses:
Research and development	2,988	3,251	6,217	6,062
Selling, marketing, and distribution	19,352	15,291	36,125	26,906
General and administrative	23,082	26,518	49,791	51,039
Total operating expenses	45,422	45,060	92,133	84,007
Operating income	4,884	11,326	6,026	24,801
Other (expense)/income, net:
Other income/(expense), net	86	8	91	(9)
Interest expense, net	(3,039)	(2,274)	(5,666)	(4,274)
Total other (expense)/income, net	(2,953)	(2,266)	(5,575)	(4,283)
Income from operations before income taxes	1,931	9,060	451	20,518
Income tax expense	638	2,395	1,266	6,208
Net income/(loss)	1,293	6,665	(815)	14,310
Comprehensive (loss)/income:
Change in unrealized loss on interest rate swap	(198)	(54)	(618)	(158)
Other comprehensive loss, before income taxes	(198)	(54)	(618)	(158)
Income tax benefit on other comprehensive loss	45	14	137	41
Other comprehensive loss, net of tax	(153)	(40)	(481)	(117)
Comprehensive income/(loss):	$1,140	$6,625	$(1,296)	$14,193
Net income/(loss) per share:
Basic	$0.02	$0.12	$(0.01)	$0.26
Diluted	$0.02	$0.12	$(0.01)	$0.26
Weighted average number of common shares outstanding:
Basic	54,912	54,444	54,847	54,395
Diluted	55,424	55,107	54,847	55,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income/(Loss)	Shares	Amount	Equity
Balance at July 31, 2018	72,551	$73	$255,189	$392,181	$1,612	18,167	$(222,375)	$426,680
Proceeds from exercise of employee stock options	16	—	76	—	—	—	—	76
Stock-based compensation		—	1,962	—	—	—	—	1,962
Shares issued under employee stock purchase plan	108	—	943	—	—	—	—	943
Change in unrealized loss on interest rate swap, net of tax effect	—	—		—	(40)	—	—	(40)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	31	—	(44)	—	—	—	—	(44)
Net income	—	—	—	6,665	—	—	—	6,665
Balance at October 31, 2018	72,706	73	258,126	398,846	1,572	18,167	(222,375)	436,242

Balance at April 30, 2018	72,434	72	253,616	389,146	1,689	18,167	(222,375)	422,148
Proceeds from exercise of employee stock options	33	—	215	—	—	—	—	215
Stock-based compensation	—	—	3,952	—	—	—	—	3,952
Shares issued under employee stock purchase plan	108	—	943	—	—	—	—	943
Change in unrealized loss on interest rate swap, net of tax effect	—	—	—	—	(117)	—	—	(117)
Impact of adoption of accounting standard updates	—	—	—	(4,610)	—	—	—	(4,610)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	131	1	(600)	—	—	—	—	(599)
Net income	—	—	—	14,310	—	—	—	14,310
Balance at October 31, 2018	72,706	73	258,126	398,846	1,572	18,167	(222,375)	436,242

Balance at July 31, 2019	72,988	73	264,230	400,838	292	18,167	(222,375)	443,058
Proceeds from exercise of employee stock options	15	—	74	—	—	—	—	74
Stock-based compensation	—	—	1,428	—	—	—	—	1,428
Shares issued under employee stock purchase plan	173	—	862	—	—	—	—	862
Change in unrealized loss on interest rate swap, net of tax effect	—	—	—	—	(153)	—	—	(153)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	50	—	(12)	—	—	—	—	(12)
Net income	—	—	—	1,293	—	—	—	1,293
Balance at October 31, 2019	73,226	73	266,582	402,131	139	18,167	(222,375)	446,550

Balance at April 30, 2019	72,864	73	263,180	402,946	620	18,167	(222,375)	444,444
Proceeds from exercise of employee stock options	15	—	74	—	—	—	—	74
Stock-based compensation	—	—	3,016	—	—	—	—	3,016
Shares issued under employee stock purchase plan	173	—	862	—	—	—	—	862
Change in unrealized loss on interest rate swap, net of tax effect	—	—	—	—	(481)	—	—	(481)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	174	—	(550)	—	—	—	—	(550)
Net loss	—	—	—	(815)	—	—	—	(815)
Balance at October 31, 2019	73,226	$73	$266,582	$402,131	$139	18,167	$(222,375)	$446,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended October 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net (loss)/income	$(815)	$14,310
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	27,993	25,994
Loss/(gain) on sale/disposition of assets	15	(1,038)
Provision for losses on notes and accounts receivable	392	146
Deferred income taxes	—	(1,519)
Change in fair value of contingent consideration	100	—
Stock-based compensation expense	3,016	3,952
Changes in operating assets and liabilities:
Accounts receivable	(9,114)	(7,278)
Inventories	(37,443)	(22,482)
Prepaid expenses and other current assets	(2,376)	(1,352)
Income taxes	(2,914)	3,786
Accounts payable	1,019	5,488
Accrued payroll and incentives	(10,833)	2,322
Accrued profit sharing	(1,632)	(369)
Accrued expenses and deferred revenue	(92)	(12,052)
Accrued warranty	(1,124)	(992)
Other assets	1,372	40
Other non-current liabilities	(2,170)	95
Net cash (used in)/provided by operating activities	(34,606)	9,051
Cash flows from investing activities:
Payments to acquire patents and software	(389)	(207)
Proceeds from sale of property and equipment	—	1,223
Payments to acquire property and equipment	(8,979)	(19,605)
Net cash used in investing activities	(9,368)	(18,589)
Cash flows from financing activities:
Proceeds from loans and notes payable	75,000	50,000
Payments on finance lease obligation	(431)	(323)
Payments on notes and loans payable	(28,150)	(53,150)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	936	1,158
Payment of employee withholding tax related to restricted stock units	(550)	(600)
Net cash provided by/(used in) financing activities	46,805	(2,915)
Net increase/(decrease) in cash and cash equivalents	2,831	(12,453)
Cash and cash equivalents, beginning of period	41,015	48,860
Cash and cash equivalents, end of period	$43,846	$36,407
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$5,767	$4,339
Income taxes	$4,184	$3,065

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Six Months Ended October 31,
	2019	2018
	(In thousands)
Purchases of property and equipment included in accounts payable	$66	$4,332
Purchases of property and equipment funded by capital lease	—	16,547
Capital lease obligation	—	16,547
Changes in other assets for operating lease obligations	11,821	—
Change in property and equipment for adoption of ASU 2016-02	3,201	—
Changes in finance lease liabilities for the adoption of ASU 2016-02	(4,245)	—
Changes in lease liabilities for operating lease obligations	12,790	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2019 and 2018

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

(2) Basis of Presentation:

Interim Financial Information – The condensed consolidated balance sheet as of October 31, 2019, the condensed consolidated statements of income/(loss) and comprehensive income(loss) for the three and six months ended October 31, 2019 and 2018, the condensed consolidated statement of changes in stockholders’ equity for the six months ended October 31, 2019 and 2018, and the condensed consolidated statements of cash flows for the six months ended October 31, 2019 and 2018 have been prepared by us without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at October 31, 2019 and for the periods presented, have been included. All intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2019 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019. The results of operations for the six months ended October 31, 2019 may not be indicative of the results that may be expected for the year ending April 30, 2020, or any other period.

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

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2019 and 2018

Our product sales are generally sold free on board, or FOB, shipping point and provide payment terms to most commercial customers ranging from 20 to 90 days of product shipment with a discount available in certain cases for early payment. For contracts with discounted terms, we determine the transaction price upon establishment of the contract that contains the final terms of the sale, including the description, quantity, and price of each product purchased. We estimate variable consideration relative to the amount of cash discounts to which customers are likely to be entitled. In some instances, we provide longer payment terms, particularly as it relates to our hunting dating programs, which represent payment terms due in the fall for certain orders of hunting products received in the spring and summer. We do not consider these extended terms to be a significant financing component of the contract because the payment terms are less than one year. In all cases, we consider our costs related to shipping and handling to be a cost of fulfilling the contract with the customer.

Recently Issued Accounting Standards – In February 2016, the Financial Accounting Standards Board, or FASB issued ASU 2016-02, Leases (Topic 842), or ASU 2016-02, which amends the existing guidance to require lessees to recognize right-of-use assets and lease liabilities in a classified balance sheet. The most prominent among the changes in the standard is the requirement for lessees to recognize right-of-use assets and lease liabilities for those leases classified as operating leases under current U.S. GAAP. The requirements of this ASU are effective for financial statements for annual periods beginning after December 15, 2018, and early adoption is permitted. We utilized leasing software to assist us in the accounting and tracking of leases and used the optional transitional method allowed by ASU 2018-11, Leases (Topic 842) Targeted Improvements. Under this method, we applied the standard using the modified retrospective method with an adoption date of May 1, 2019. We elected to use the package of practical expedients, which permits us to not reassess certain lease contract provisions. We adopted ASU 2016-02 effective May 1, 2019 and recognized right-of-use assets of $11.5 million, and lease liabilities of $12.8 million. The difference between the right-of-use assets and the lease liabilities of $1.3 million is a result of the reclassification of deferred rent and lease incentive liabilities primarily relating to our real estate operating leases into the right-of use assets, which had no impact to retained earnings. See also Note 3 – Leases, for more information.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize credit losses to be incurred over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. The requirements of this ASU are effective for financial statements for annual periods beginning after December 15, 2019, and early adoption is permitted. While we are currently evaluating the impact this standard will have on our consolidated financial statements, we do not expect that impact to be material.

(3) Leases:

We lease certain of our real estate, machinery, photocopiers, and vehicles under non-cancelable operating lease agreements.

Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Our leases do not provide an implicit interest rate. We use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Our lease agreements do not require material variable lease payments, residual value guarantees, or restrictive covenants. For operating leases, expense is recognized on a straight-line basis over the lease term. Tenant improvement allowances are recorded as an offsetting adjustment included in our calculation of the respective right-of-use asset.

Many of our leases include renewal options that can extend the lease term. The execution of those renewal options is at our sole discretion and reflected in the lease term when they are reasonably certain to be exercised. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2019 and 2018

The amounts of assets and liabilities related to our operating and financing leases as of October 31, 2019 are as follows (in thousands):

	Balance Sheet Caption	October 31, 2019
Operating Leases
Right-of-use assets		$11,805
Accumulated amortization		(1,309)
Right-of-use assets, net	Other assets	$10,496

Current liabilities	Accrued expenses and deferred revenue	$2,833
Non-current liabilities	Other non-current liabilities	8,824
Total operating lease liabilities		$11,657
Finance Leases
Right-of-use assets		$41,070
Accumulated depreciation		(1,078)
Right-of-use assets, net	Property, plant, and equipment, net	$39,992

Current liabilities	Accrued expenses and deferred revenue	946
Non-current liabilities	Finance lease payable, net of current portion	40,389
Total finance lease liabilities		$41,335

We recorded $928,000 of operating lease costs, of which $279,000 were short-term, $526,000 of financing lease amortization, and $518,000 of financing lease interest expense during the three months ended October 31, 2019. We recorded $1.9 million of operating lease costs, of which $479,000 were short-term, $1.1 million of financing lease amortization, and $1.0 million of financing lease interest expense during the six months ended October 31, 2019. As of October 31, 2019, our weighted average lease term and weighted average discount rate for our operating leases was 4.6 years and 4.5%, respectively. As of October 31, 2019, our weighted average lease term and weighted average discount rate for our financing leases was 19.0 years and 5.0%, respectively, and consists primarily of our national logistics facility located in Columbia, Missouri. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

Future lease payments for all our operating and finance leases for succeeding fiscal years is as follows (in thousands):

	Operating	Financing	Total
2020	$1,774	$1,495	$3,269
2021	3,122	3,016	6,138
2022	2,921	3,056	5,977
2023	2,769	3,071	5,840
2024	1,722	3,125	4,847
2025	330	3,180	3,510
Thereafter	679	48,783	49,462
Total future lease payments	13,317	65,726	79,043
Less amounts representing interest	(1,660)	(24,391)	(26,051)
Present value of lease payments	11,657	41,335	52,992
Less current maturities of lease liabilities	(2,833)	(946)	(3,779)
Long-term maturities of lease liabilities	$8,824	$40,389	$49,213

During the three and six months ended October 31, 2019, the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $1.4 million and $2.8 million, respectively.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2019 and 2018

(4) Revenue Recognition and Contracts with Customers:

On May 1, 2018, we adopted ASU 2014-09 Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, using the modified retrospective approach, and recorded a contract liability, included in accrued expenses in the condensed consolidated balance sheet, for outstanding performance obligations related to sales promotions. When evaluating our performance obligations, we disaggregate revenue based on major product lines, which correlate with our reportable segments disclosed in Note 12 — Segment Reporting. Also, domestic sales account for approximately 95% of our total net sales. There are no significant judgments or estimates used in the determination of performance obligations, and the transaction price for the performance obligations are allocated on a pro-rata basis. There are no other contract costs that need to be considered based on the nature of our performance obligations.

The following table outlines the impact of the adoption of ASU 2014-09 on revenue recognized during the six-month periods ended October 31, 2019 and 2018 (in thousands):

	2019	2018
Outstanding performance obligations at beginning of period	$12,213	$23,305
Revenue recognized	(14,571)	(13,998)
Revenue deferred	5,472	4,314
Outstanding performance obligations at July 31	3,114	13,621
Revenue recognized	(7,716)	(12,337)
Revenue deferred	10,104	7,667
Outstanding performance obligations as of October 31	$5,502	$8,951

During the six months ended October 31, 2019, we recognized $22.3 million of deferred revenue, of which $10.5 million was previously deferred as of April 30, 2019, as the performance obligations relating to sales promotions were satisfied. This recognition of revenue was partially offset by $15.6 million of additional deferred revenue for outstanding performance obligations relating to sales promotions that have not been satisfied, which was recorded to accrued expenses in the condensed consolidation balance sheet. This resulted in a $6.7 million net increase in revenue during the six months ended October 31, 2019. We estimate that revenue from the outstanding performance obligations as of October 31, 2019 will be recognized during fiscal 2020.

During the six months ended October 31, 2018, we recognized $26.3 million of revenue previously deferred, most of which was deferred as of May 1, 2018, the date we adopted ASU 2014-09, as the performance obligations relating to sales promotions were satisfied. This recognition of revenue was partially offset by $12.0 million of additional deferred revenue for outstanding performance obligations relating to sales promotions that have not been satisfied, which was recorded to accrued expenses in the condensed consolidated balance sheet. This resulted in a $14.3 million net increase in revenue during the six months ended October 31, 2018.

(5) Goodwill and Intangible Assets:

The changes in the carrying amount of goodwill for the three and six months ended October 31, 2019 by reporting segment were as follows:

		Outdoor Products &
	Firearms Segment	Accessories Segment	Total Goodwill
Balance as of April 30, 2019	$19,024	$163,245	$182,269
Adjustments	—	(2)	(2)
Balance as of July 31, 2019	19,024	163,243	182,267
Adjustments	—	—	—
Balance as of October 31, 2019	$19,024	$163,243	$182,267

See Note 12 — Segment Reporting for more detail on segment financial information.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2019 and 2018

The following table presents a summary of intangible assets as of October 31, 2019 and April 30, 2019 (in thousands):

	October 31, 2019			April 30, 2019
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$92,560	$(47,312)	$45,248	$92,560	$(41,643)	$50,917
Developed technology	21,230	(11,454)	9,776	21,230	(10,428)	10,802
Patents, trademarks, and trade names	57,747	(31,399)	26,348	57,477	(28,479)	28,998
Backlog	1,150	(1,150)	—	1,150	(1,150)	—
	172,687	(91,315)	81,372	172,417	(81,700)	90,717
Patents in progress	964	—	964	897	—	897
Total definite-lived intangible assets	173,651	(91,315)	82,336	173,314	(81,700)	91,614
Indefinite-lived intangible assets	226	—	226	226	—	226
Total intangible assets	$173,877	$(91,315)	$82,562	$173,540	$(81,700)	$91,840

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed technology, and five years for patents, trademarks, and trade names. Amortization expense, excluding amortization of deferred financing costs, amounted to $4.8 million and $5.5 million for the three months ended October 31, 2019 and 2018, respectively. Amortization expense, excluding amortization of deferred financing costs, amounted to $9.7 million and $11.0 million for the six months ended October 31, 2019 and 2018, respectively.

Estimated amortization expense of intangible assets for the remainder of fiscal 2020 and succeeding fiscal years is as follows (in thousands):

Fiscal	Amount
2020	$9,613
2021	16,608
2022	14,222
2023	11,856
2024	10,105
Thereafter	18,968
Total	$81,372

(6) Notes, Loans Payable, and Financing Arrangements:

Credit Facilities – On June 15, 2015, we and certain of our domestic subsidiaries entered into an unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan, of which $78.2 million remained outstanding as of October 31, 2019. The Revolving Line provides for availability for general corporate purposes, with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. On October 27, 2016, we entered into a second amendment to our Credit Agreement, or the Second Amendment, which, among other things, increased the Revolving Line to $350.0 million, increased the option to expand the credit commitment to an additional $150.0 million, and extended the maturity of the Revolving Line from June 15, 2020 to October 27, 2021. On November 22, 2019, we entered into a fifth amendment to our Credit Agreement, or the Fifth Amendment, which, among other things, provides the Lenders’ consent to the spin-off of the Outdoor Products & Accessories business, provided that certain financial conditions are satisfied, including (x) granting the Lenders security interest in the assets of the remaining business, (y) reducing the Revolving Line to $250.0 million at the time of the spin-off, and (z) reducing the option to expand the credit agreement to $50.0 million at the time of the spin-off. Other than the changes described in the Second and Fifth Amendments, we otherwise remain subject to the terms of the Credit Agreement, as described below.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2019 and 2018

As of October 31, 2019, we had $50.0 million of borrowings outstanding on the Revolving Line, which bore interest at 4.13%, which is equal to the LIBOR rate plus an applicable margin. The Term Loan, which bears interest at a variable rate, requires principal payments of $6.3 million per annum plus interest, payable quarterly. The Term Loan was paid in full on November 19, 2019 with proceeds from the Revolving Line.

We were required to obtain interest rate protection on the Term Loan covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement, which requires us to pay interest at a defined rate of 1.56% while receiving interest at a defined variable rate equal to the one-month LIBOR rate. This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan, which is subject to change based on changes in our consolidated leverage ratio. As of October 31, 2019, our interest rate on the Term Loan was 4.29%.

As of October 31, 2019, the interest rate swap was considered effective and had no effect on earnings. The fair value of the interest rate swap on October 31, 2019 was an asset of $92,000, which was recorded in other assets on our condensed consolidated balance sheet. In accordance with the repayment of the Term Loan on November 19, 2019, the interest rate swap was terminated causing a small gain in the amount of approximately $40,000.

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

As of February 28, 2019, we may, at our option, upon not less than 30 nor more than 60 days’ prior notice, redeem all or a portion of the 2020 Senior Notes at a redemption price of 100.000% of the principal amount of the 2020 Senior Notes to be redeemed plus accrued and unpaid interest as of the applicable redemption date. On December 5, 2019, we issued a notice of redemption to holders of our outstanding 5.000% Senior Notes that we intend to redeem all of our outstanding 5.000% Senior Notes on January 6, 2020, or the Redemption Date. The redemption price for the 5.000% Senior Notes will be 100% of the principal amount of the 5.000% Senior Notes, plus accrued and unpaid interest to, but not including, the Redemption Date.

The Credit Agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 2020 Senior Notes Indenture contains a financial covenant relating to times interest earned.

Letters of Credit – At October 31, 2019, we had outstanding letters of credit aggregating $1.0 million.

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $43.8 million and $41.0 million as of October 31, 2019 and April 30, 2019, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2019 and 2018

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

The carrying value of our Term Loan approximated the fair value as of October 31, 2019 in considering Level 2 inputs within the hierarchy. The carrying value of our 2020 Senior Notes as of October 31, 2019 approximated the fair value in considering Level 2 inputs within the hierarchy as our 2020 Senior Notes are not frequently traded. The fair value of our interest rate swap was estimated by a third-party using inputs that are observable or that can be corroborated by observable market data, such as interest rate yield curves, and, therefore, is classified within Level 2 of the valuation hierarchy. For more information regarding the interest rate swap, refer to Note 6 — Notes, Loans Payable, and Financing Arrangements.

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

In connection with the Gemtech acquisition, up to a maximum of $17.1 million may be paid contingent upon the cumulative three-year sales volume of Gemtech products. The valuation of this contingent consideration liability was established in accordance with ASC 805 — Business Combinations. During the six months ended October 31, 2019, we reduced the remaining fair value of this contingent liability by $100,000 to zero because we confirmed the performance metrics were not achieved. This reduction was recorded in other income on the condensed consolidated statements of income/(loss).

(8) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or net realizable value, as of October 31, 2019 and April 30, 2018 (in thousands):

	October 31, 2019	April 30, 2019
Finished goods	$138,085	$108,247
Finished parts	42,823	36,181
Work in process	5,601	7,576
Raw material	14,704	11,766
Total inventories	$201,213	$163,770

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2019 and 2018

(9) Accrued Expenses and Deferred Revenue:

The following table sets forth other accrued expenses as of October 31, 2019 and April 30, 2019 (in thousands):

	October 31, 2019	April 30, 2019
Accrued taxes other than income	6,648	6,078
Accrued rebates and promotions	6,473	4,877
Accrued employee benefits	5,966	5,241
Deferred revenue	5,502	12,213
Right-of-use lease liabilities	2,833	—
Accrued distributor incentives	3,194	1,895
Accrued professional fees	2,942	2,649
Accrued commissions	1,581	1,004
Interest payable	1,077	737
Current portion of capital lease obligation	946	681
Accrued other	5,383	3,947
Total accrued expenses and deferred revenue	$42,545	$39,322

(10) Stockholders’ Equity:

Earnings per Share

The following table provides a reconciliation of the net income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three and six months ended October 31, 2019 and 2018 (in thousands, except per share data):

	For the Three Months Ended October 31,
	2019			2018
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$1,293	54,912	$0.02	$6,665	54,444	$0.12
Effect of dilutive stock awards	—	512	—	—	663	—
Diluted earnings	$1,293	55,424	$0.02	$6,665	55,107	$0.12

	For the Six Months Ended October 31,
	2019			2018
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic earnings	$(815)	54,847	$(0.01)	$14,310	54,395	$0.26
Effect of dilutive stock awards	—	—	—	—	652	—
Diluted earnings	$(815)	54,847	$(0.01)	$14,310	55,047	$0.26

For the three months ended October 31, 2019, options to purchase 45,441 shares of common stock were excluded from the computation of diluted earnings per share because the effect would be antidilutive. All of our outstanding stock options and restricted stock units, or RSUs, were included in the computation of diluted earnings per share for the three months ended October 31, 2018. All of our outstanding stock options and RSUs were included in the computation of diluted earnings per share for the three and six months ended October 31, 2019 and 2018.

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

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2019 and 2018

The number of shares and weighted average exercise prices of stock options for the three and six months ended October 31, 2019 and 2018 were as follows:

	For the Six Months Ended October 31,
	2019		2018
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	267,761	$6.76	316,160	$6.69
Exercised during the period	(15,000)	5.79	(32,899)	6.52
Options outstanding, end of period	252,761	$6.82	283,261	$6.71
Weighted average remaining contractual life	1.97 years		2.74 years
Options exercisable, end of period	252,761	$6.82	283,261	$6.71
Weighted average remaining contractual life	1.97 years		2.74 years

The aggregate intrinsic value of outstanding and exercisable stock options as of October 31, 2019 and 2018 was $335,000 and $2.0 million, respectively. The aggregate intrinsic value of stock options exercised in the three and six months ended October 31, 2019 was $100,000. The aggregate intrinsic value of the stock options exercised in the three and six months ended October 31, 2018 was $154,000 and $230,000, respectively. At October 31, 2019, there was no unrecognized compensation expense relating to outstanding stock options.

We have an Employee Stock Purchase Plan, or ESPP, in which each participant is granted an option to purchase our common stock on each subsequent exercise date during the offering period (as such terms are defined in the ESPP) in accordance with the terms of the ESPP.

The total stock-based compensation expense, including stock options, purchases under our ESPP, RSUs, and performance-based RSUs, or PSUs, was $3.0 million and $4.0 million for the six months ended October 31, 2019 and 2018, respectively. Stock-based compensation expense is included in cost of sales, sales and marketing, research and development, and general and administrative expenses.

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

During the six months ended October 31, 2019, we granted an aggregate of 252,911 service-based RSUs, including 137,271 RSUs to non-executive officer employees and 115,640 RSUs to our directors. Compensation expense related to grants of RSUs and PSUs was $2.7 million for the six months ended October 31, 2019. During the six months ended October 31, 2019, we cancelled 156,725 PSUs as a result of the failure to satisfy the performance metric and 67,454 service-based RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the six months ended October 31, 2019, we delivered common stock to our employees and directors, including our executive officers, with a total market value of $1.9 million.

During the six months ended October 31, 2018, we granted an aggregate of 191,085 service-based RSUs, including 141,576 RSUs to non-executive officer employees and 49,509 RSUs to our directors. Compensation expense related to grants of RSUs and PSUs was $3.6 million for the six months ended October 31, 2018. During the six months ended October 31, 2018, we cancelled 112,000 PSUs as a result of the failure to satisfy the performance metric and 16,363 service-based RSUs as a result of the failure to satisfy the service condition. In connection with the vesting of RSUs, during the six months ended October 31, 2018, we delivered common stock to our employees and directors, including our executive officers with a total market value of $2.2 million.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2019 and 2018

A summary of activity for unvested RSUs and PSUs for the six months ended October 31, 2019 and 2018 is as follows:

	For the Six Months Ended October 31,
	2019		2018
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	1,631,631	$15.44	1,442,316	$17.80
Awarded	252,911	7.54	191,085	12.61
Vested	(236,489)	17.62	(182,536)	19.83
Forfeited	(224,179)	18.04	(128,363)	15.91
RSUs and PSUs outstanding, end of period	1,423,874	$13.26	1,322,502	$16.99

As of October 31, 2019, there was $6.2 million of unrecognized compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average remaining contractual term of 1.5 years.

(11) Commitments and Contingencies:

Litigation

In January 2018, Gemini Technologies, Incorporated, or Gemini, commenced an action against us in the U.S. District Court for the District of Idaho, or the District Court.  The complaint alleges, among other things, that the defendants breached the earn-out and other provisions of the Asset Purchase Agreement and ancillary agreements between the parties in connection with our acquisition of the Gemtech business from Gemini.  The complaint seeks a declaratory judgment interpreting various terms of the Asset Purchase Agreement and damages in the sum of $18.6 million. In May 2018, the District Court dismissed the complaint on the grounds of forum non conveniens. In June 2018, Gemini appealed the decision dismissing its complaint to the U.S. Court of Appeals for the Ninth Circuit. On July 24, 2019, the Ninth Circuit reversed the dismissal, and remanded the case to the District Court to perform a traditional forum non conveniens analysis. On September 6, 2019, the parties stipulated that they do not contest that the venue is proper in the District of Idaho. On November 4, 2019, we filed an answer to plaintiff’s complaint and a counterclaim against Gemini and its stockholders at the time of the signing of the Asset Purchase Agreement. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action.

We are a defendant in seven product liability cases and are aware of five other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. In January 2018, the trial court granted defendants’ Motion for Judgment on the Pleadings, dismissing the case in its entirety. In February 2018, plaintiffs appealed the dismissal to the Indiana Court of Appeals. On May 23, 2019, the Indiana Court of Appeals issued a decision, which affirmed in part and reversed in part and remanded for further proceedings, the trial court’s dismissal of the City’s complaint. On July 8, 2019, defendants filed a Petition to Transfer jurisdiction to the Indiana Supreme Court.  Briefing was completed in the Indiana Supreme Court on August 5, 2019. On November 26, 2019, the Indiana Supreme Court denied our petition to transfer. The case will now return to the trial court.

In May 2018, we were named in an action related to the Parkland, Florida shooting, filed in the Circuit Court, Broward County, Florida, seeking a declaratory judgment that a Florida statute that provides firearm manufacturers and dealers immunity from liability when their legally manufactured and lawfully sold firearms are later used in criminal acts only applies to civil actions commenced by governmental agencies not private litigants. In August 2018, we moved to dismiss the complaint on the grounds that it seeks an impermissible advisory opinion. On December 6, 2018, the court granted defendants’ motion to dismiss without prejudice and granted plaintiffs leave to amend their complaint. On December 10, 2018, plaintiffs filed a Second Amended Complaint for Declaratory Relief. On December 13, 2018, defendants filed a Motion to Dismiss Plaintiffs’ Second Amended Complaint. On November 21, 2019, the court granted defendants’ motion to dismiss plaintiffs’ second amended complaint, with prejudice.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2019 and 2018

On July 31, 2019, our competitor, Sturm, Ruger & Co., Inc., filed a complaint and motion for preliminary injunction against us in the U.S. District Court, District of New Hampshire, seeking injunctive relief and damages.  Plaintiff alleges trade dress infringement, involving our Thompson/Center brand T/CR22 rifle, as well as violation of the New Hampshire Consumer Protection Act. A hearing on plaintiff’s motion for preliminary injunction was held in November 2019. On December 2, 2019, plaintiff withdrew its motion for preliminary injunction.

In August 2019, Primus Group, LLC filed an action in the U.S. District Court for the Southern District of Ohio Eastern Division against us and other firearms manufacturers, alleging Racketeer Influenced Corrupt Organizations Act (RICO) violations, racketeering enterprise, and intentional misrepresentation.  Plaintiff, which operates as an “entertainment venue” in Columbus, Ohio, purports to bring this action on behalf of “all persons entitled to freely attend schools, shopping locations, churches, entertainment venues, and workplaces in the United States without the intrusion of individuals armed with assault weapons.”  In addition to compensatory and punitive damages, plaintiff seeks preliminary and permanent injunctive relief enjoining the distribution and sale of “assault weapons.”   On August 20, 2019, the court denied without prejudice plaintiff’s Motion for Temporary Restraining Order. On September 3, 2019, defendants moved to dismiss plaintiff’s complaint.  On September 16, 2019, plaintiff filed an amended complaint, adding claims of public nuisance, negligent design, and failure to warn.  On October 9, 2019, the U.S. District Court granted defendants’ motion, dismissing the case in its entirety.  On October 11, 2019, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Sixth Circuit.  On November 1, 2019, the Sixth Circuit dismissed plaintiff’s appeal for failure to pay the required fee.  On November 4, 2019, plaintiff-appellant filed, and the Sixth Circuit granted, a motion to reinstate the case.   Appellant’s brief is due on December 16, 2019.  Our response is due by January 13, 2020.

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

For the Three and Six Months Ended October 31, 2019 and 2018

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

Segment assets are those directly used in or clearly allocable to a reportable segment’s operations. Assets by business segment are presented in the following table as of October 31, 2019 and April 30, 2019 (in thousands):

	As of October 31, 2019			As of April 30, 2019
	Firearms	Outdoor Products & Accessories	Total	Firearms	Outdoor Products & Accessories	Total
Total assets	$452,099	$356,697	$808,796	$389,719	$377,070	$766,789
Property, plant, and equipment, net	159,347	11,001	170,348	170,549	12,719	183,268
Intangibles, net	4,619	77,943	82,562	4,661	87,179	91,840
Goodwill	19,024	163,243	182,267	19,024	163,245	182,269

Results by business segment are presented in the following tables for the three months ended October 31, 2019 and 2018 (in thousands):

	For the Three Months Ended October 31, 2019 (a)
	Firearms	Outdoor Products & Accessories	Corporate	Intersegment Eliminations	Total
Revenue from external customers	$112,884	$41,504	$—	$—	$154,388
Intersegment revenue	833	6,305	—	(7,138)	—
Total gross revenue	113,717	47,809	—	(7,138)	154,388
Cost of sales	81,596	29,226	—	(6,740)	104,082
Gross margin	32,121	18,583	—	(398)	50,306
Operating income/(loss)	5,413	(1,312)	(10,924)	11,707	4,884
Income tax expense/(benefit)	3,744	883	(3,989)	—	638

	For the Three Months Ended October 31, 2018 (a)
	Firearms	Outdoor Products & Accessories	Corporate	Intersegment Eliminations	Total
Revenue from external customers	$110,994	$50,709	$—	$—	$161,703
Intersegment revenue	762	5,242	—	(6,004)	—
Total gross revenue	111,756	55,951	—	(6,004)	161,703
Cost of sales	79,912	30,536	—	(5,131)	105,317
Gross margin	31,844	25,415	—	(873)	56,386
Operating income/(loss)	10,371	397	(11,189)	11,747	11,326
Income tax expense/(benefit)	2,709	418	(732)	—	2,395

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2019 and 2018

Results by business segment are presented in the following tables for the six months ended October 31, 2019 and 2018 (in thousands):

	For the Six Months Ended October 31, 2019 (a)
	Firearms	Outdoor Products & Accessories	Corporate	Intersegment Eliminations	Total
Revenue from external customers	$207,443	$70,614	$—	$—	$278,057
Intersegment revenue	1,715	10,410	—	(12,125)	—
Total gross revenue	209,158	81,024	—	(12,125)	278,057
Cost of sales	141,639	48,369	—	(10,110)	179,898
Gross margin	67,519	32,655	—	(2,015)	98,159
Operating income/(loss)	14,409	(8,424)	(21,943)	21,984	6,026
Income tax expense/(benefit)	8,163	131	(7,028)	—	1,266

	For the Six Months Ended October 31, 2018 (a)
	Firearms	Outdoor Products & Accessories	Corporate	Intersegment Eliminations	Total
Revenue from external customers	$215,468	$85,068	$—	$—	$300,536
Intersegment revenue	1,546	8,139	—	(9,685)	—
Total gross revenue	217,014	93,207	—	(9,685)	300,536
Cost of sales	150,377	50,910	—	(9,559)	191,728
Gross margin	66,637	42,297	—	(126)	108,808
Operating income/(loss)	24,461	(2,021)	(21,740)	24,101	24,801
Income tax expense/(benefit)	6,834	(7)	(619)	—	6,208

(a)

We allocate all of corporate overhead expenses except for interest and income taxes, such as general and administrative expenses and other corporate-level expenses, to both our Firearms and Outdoor Products & Accessories segments.

(13) Subsequent Event:

On November 12, 2019, our Board of Directors approved proceeding with a plan to spin-off our outdoor products and accessories business as a tax-free stock dividend to our stockholders. Pending final approval of our Board of Directors, customary regulatory approvals, and tax and legal considerations, this spin-off is expected to be completed in the second half of calendar 2020 and would create two independent publicly traded companies: Smith & Wesson Brands, Inc. (which would encompass our firearm business) and American Outdoor Brands, Inc. (which would encompass our outdoor products and accessories business).

The purpose of the spin-off is to enable the management team of each company to focus on its specific strategies, including (1) structuring its business to take advantage of growth opportunities in its specific markets; (2) tailoring its business operation and financial model to its specific long-term strategies; and, (3) aligning its external financial resources, such as stock, access to markets, credit, and insurance factors, with its particular type of business. In connection with the proposed spin-off, we expect to incur restructuring charges of approximately $9.0 million to $12.0 million relating to legal, regulatory, and financial services, reorganization and restructuring costs, and start-up costs for the new company beginning in our second quarter of fiscal 2020 and concluding in our the second half of calendar 2020.

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

We report our results of operations in two segments: (1) Firearms and (2) Outdoor Products & Accessories.

Second Quarter Fiscal 2020 Highlights

Our operating results for the three months ended October 31, 2019 included the following:

•	Consolidated net sales were $154.4 million, a decrease of $7.3 million, or 4.5%, from the comparable quarter last year.
•

Firearms segment gross sales were $113.7 million, which included $833,000 of inter-segment revenue, an increase of $2.0 million, or 1.8%, over the comparable quarter last year, primarily because of increased handgun sales and a change in the timing of our federal excise tax obligation that resulted in an increase in revenue and a corresponding increase in cost of sales.  This change was a direct result of the opening of our distribution center in June 2019 and was caused by the Tax and Trade Bureau denying our petition and requiring us to assess federal excise tax on the first transfer of a firearm.  Starting in June 2019, we began transferring all completed firearms to our new distribution center and became required to assess federal excise tax at that point.  Previously, we assessed federal excise tax at the point of sale to our third-party customers, allowing us to reduce the invoice value of our firearms by the federal excise tax assessed. This tax is now a cost of inventory at the distribution center and results in sales to our customers and the related cost of sales both being increased by the tax amount. This change does not impact gross profit dollars but results in a reduction in gross margin percentage.  The impact during the three months ended October 31, 2019 was an $8.1 million increase in sales and cost of sales and a 2.2% decrease in gross margin percentage.

•

Outdoor Products & Accessories segment gross sales were $47.8 million, which included $6.3 million of inter-segment revenue, a decrease of $8.1 million, or 14.6%, from the comparable quarter last year.

•

Consolidated gross margin was 32.6%, a decrease of 230 basis points from the comparable quarter last year. Excluding the impact of the change in federal excise tax treatment, gross margin would have been 34.4%, or a decrease of 50 basis points from the comparable quarter last year.

•	Consolidated net income was $1.3 million, or $0.02 per diluted share, compared with net income of $6.7 million, or $0.12 per diluted share for the comparable quarter last year.
•

On November 14, 2019, we announced a plan to spin-off our outdoor products and accessories business, pending final approval, as a tax-free dividend to our stockholders.  We expect the spin-off to be completed in the second half of calendar 2020. The spin-off will create two independent publicly traded companies: Smith & Wesson Brands, Inc. (which would encompass our firearm business) and American Outdoor Brands, Inc. (which would encompass our outdoor products and accessories business). The primary purpose of the spin-off is to enable the management team of each company to focus on its specific strategies, including (1) structuring its business to take advantage of growth opportunities in its specific markets; (2) tailoring its business operation and financial model to its specific long-term strategies; and, (3) aligning its external financial resources, such as stock, access to markets, credit, and insurance factors, with its particular type of business. In connection with the proposed spin-off, we expect to incur restructuring charges of approximately $9.0 million to $12.0 million relating to legal, regulatory, and financial services, reorganization and restructuring costs, and start-up costs for the new company.

Our operating results for the six months ended October 31, 2019 included the following:

•	Consolidated net sales were $278.1 million, a decrease of $22.5 million, or 7.5%, from the prior year comparable period.
•

Firearms segment gross sales were $209.2 million, which included $1.7 million of inter-segment revenue, a decrease of $7.9 million, or 3.6%, from the prior year comparable period, primarily because of decreased demand and increased promotional activity for our modern sporting rifles and lower bolt action rifle sales, partially offset by a change in the timing of our federal excise tax obligation as mentioned above. The change in federal excise tax treatment had a $10.6 million favorable impact on revenue during the six months ended October 31, 2019 as compared to the prior year comparable period and a 1.7% decrease in gross margin percentage.

•

Outdoor Products & Accessories segment gross sales were $81.0 million, which included $10.4 million of inter-segment revenue, a decrease of $12.2 million, or 13.1%, from the prior year comparable period. The decrease in sales was primarily because of timing of shipments to a significant customer.

•

Consolidated gross margin was 35.3%, a decrease of 90 basis points from the prior year comparable period. Excluding the impact of the change in federal excise tax, gross margin would have been 36.7%, or an increase of 50 basis points from the prior year comparable period.

•	Consolidated net loss was $815,000, or $(0.01) per diluted share, compared with net income of $14.3 million, or $0.26 per diluted share, for the prior year comparable period.

Results of Operations

Consolidated Net Sales and Gross Profit – For the Three Months Ended October 31, 2019

The following table sets forth certain information regarding consolidated net sales and gross profit for the three months ended October 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Net Sales	$154,388	$161,703	$(7,315)	-4.5%
Cost of sales	104,082	105,317	(1,235)	-1.2%
Gross profit	$50,306	$56,386	$(6,080)	-10.8%
% of net sales (gross margin)	32.6%	34.9%

Consolidated net sales decreased $7.3 million, or 4.5%, from the comparable quarter last year because of lower shooting and hunting accessory product sales to two significant customers in our Outdoor Products & Accessories segment as well as lower sales of modern sporting rifles and bolt action rifles in our Firearms segment. As described above, our sales were favorably impacted by a change in federal excise tax treatment resulting in an $8.1 million increase in revenue as compared to the comparable quarter last year.

Consolidated gross margin was negatively impacted by 180 basis points as a result of the change in federal excise tax treatment mentioned above. Excluding that impact, consolidated gross margins decreased by 50 basis points from the comparable quarter last year, primarily because of the impact of lower sales volumes in our Outdoor Products & Accessories segment to two significant customers for products that typically have higher gross margins, higher promotional product discounts, and unfavorable manufacturing fixed-cost absorption in our Firearms segment. Favorable impacts to gross margin include reduced manufacturing spending and inventory valuation adjustments in our Firearms segment. Despite the lower gross margin in our Outdoor Products & Accessories segment, this segment favorably impacted total consolidated gross margin by 440 basis points for the three months ended October 31, 2019.

Firearms Segment Revenue and Gross Profit – For the Three Months Ended October 31, 2019

The following tables set forth certain information regarding Firearms revenue and gross profit for the three months ended October 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Handguns	$81,394	$71,791	$9,603	13.4%
Long Guns	23,947	29,808	(5,861)	-19.7%
Other Products & Services	8,376	10,157	(1,781)	-17.5%
Total Firearms Revenue	$113,717	$111,756	$1,961	1.8%
Cost of sales	81,596	79,912	1,684	2.1%
Gross profit	$32,121	$31,844	$277	0.9%
% of net sales (gross margin)	28.2%	28.5%

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended October 31, 2019 and 2018 (units in thousands):

Total Units Shipped	2019	2018	# Change	% Change
Handguns	265	241	24	10.0%
Long Guns	68	95	(27)	-28.4%

Sporting Goods Channel Units Shipped	2019	2018	# Change	% Change
Handguns	241	211	30	14.2%
Long Guns	62	89	(27)	-30.3%

Professional Channel Units Shipped	2019	2018	# Change	% Change
Handguns	24	30	(6)	-20.0%
Long Guns	6	6	0	0.0%

Revenue for our handguns increased $9.6 million, or 13.4%, over the comparable quarter last year. Increases to our revenue included the change in federal excise tax treatment, which had a $5.9 million favorable impact on handgun revenue, the pre-planned shipment of a new handgun into our sales channel, and increased shipments of our Performance Center branded products, partially offset by lower shipments of our large frame M&P branded polymer pistols. Unit shipments into the sporting goods consumer channel increased 14.2% over the comparable quarter last year primarily because of increased promotional activity for our concealed carry M&P branded polymer pistols, increased shipments of new products in anticipation of new product launches scheduled for our third fiscal quarter, and increased consumer firearm demand, as indicated by a 14.8% increase over the comparable quarter last year in total adjusted background checks as reported to the National Instant Criminal Background Check Systems, or NICS, which we believe is a proxy for overall consumer demand.

Revenue for our long guns decreased $5.9 million, or 19.7%, from the comparable quarter last year, in spite of a $2.2 million  increase in revenue due to the change in federal excise tax treatment, primarily because of lower bolt action rifle sales as a result of clearing discontinued products from the channel in anticipation of new product introductions, as well as lower demand for our M&P branded modern sporting rifles due to pricing pressure in the market.

Other products and services revenue decreased $1.8 million, or 17.5%, from the comparable quarter last year, primarily because of lower sales of component parts, handcuffs, and specialty services.

New products in our Firearms segment, defined as any new SKU not shipped in the comparable quarter last year, represented 34.7% of firearm revenue for the three months ended October 31, 2019 and included many new product line extensions and promotional product bundle kits for our M&P, Performance Center, and Thompson/Center Arms branded products.

Gross margin for the three months ended October 31, 2019 for our Firearms segment was negatively impacted by 220 basis points as a result of the change in federal excise tax treatment. Excluding that impact, gross margin for our firearms segment increased by 190 basis points over the comparable quarter last year, primarily because of shipping costs that were included in cost of sales in the comparable quarter last year that are now included in operating expenses due to the start-up of our new distribution center, lower manufacturing spending, and favorable inventory valuation adjustments related to the release of year end manufacturing variance accruals. Year-end manufacturing variances are amortized over the first inventory turn in the year following capitalization and can be favorable or unfavorable based upon a number of factors, including production levels, spending, raw material costs, and labor.  The favorable impacts to Firearms gross margin were partially offset by increased promotional product discounts.

Firearm inventory balances increased $2.1 million during the three months ended October 31, 2019 primarily because of the change in federal excise tax treatment. While inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results, it is difficult to forecast the potential impact of distributor inventories on future revenue and income since demand is impacted by many factors, including seasonality, new product introductions, news events, political events, and consumer preferences.

Outdoor Products & Accessories Segment Revenue and Gross Profit – For the Three Months Ended October 31, 2019

The following table sets forth certain information regarding Outdoor Products & Accessories segment revenue for the three months ended October 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Revenue	$47,808	$55,951	$(8,143)	-14.6%
Cost of sales	29,225	30,536	(1,311)	-4.3%
Gross profit	$18,583	$25,415	$(6,832)	-26.9%
% of net sales (gross margin)	38.9%	45.4%

Revenue for our Outdoor Products & Accessories segment for the three months ended October 31, 2019 decreased $8.1 million, or 14.6%, from the comparable quarter last year. Revenue declined primarily as a result of lower shooting and hunting accessory product sales as a result of large discount orders that occurred in the comparable quarter last year from two significant customers that did not repeat in the current year quarter. Despite this uneven order cadence, point of sale data continues to indicate strong demand for our products at retail.

New products represented 17.6% of Outdoor Products & Accessories segment revenue for the three months ended October 31, 2019 and included over 300 new products.

Gross margin for the three months ended October 31, 2019 for our Outdoor Products & Accessories segment decreased 6.5% from the comparable quarter last year, primarily because of unfavorable customer, product, and channel mix with lower sales to two significant customers that typically result in higher gross margins, as well as lower production of electro-optics units that resulted in the corresponding unfavorable manufacturing fixed-cost absorption. Gross margin was also negatively impacted by higher tariff costs on imported goods.

Outdoor Products & Accessories inventory balances remained relatively flat during the three months ended October 31, 2019.

Consolidated Net Sales and Gross Profit – For the Six Months Ended October 31, 2019

The following table sets forth certain information regarding consolidated net sales and gross profit for the six months ended October 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Net Sales	$278,057	$300,536	$(22,479)	-7.5%
Cost of sales	179,898	191,728	(11,830)	-6.2%
Gross profit	$98,159	$108,808	$(10,649)	-9.8%
% of net sales (gross margin)	35.3%	36.2%

Consolidated net sales decreased $22.5 million, or 7.5%, from the prior year comparable period because of lower demand for revolvers and modern sporting rifles and a shift in product mix in our Firearms segment as well as lower shooting, hunting, and survival equipment sales in our Outdoor Products & Accessories segment. As described above, our sales were favorably impacted by the change in our federal excise tax treatment, resulting in a $10.6 million increase in revenue over the prior year comparable period.

Consolidated gross margin was negatively impacted by 140 basis points as a result of the change in federal excise tax treatment mentioned above. Excluding that treatment, consolidated gross margin increased 50 basis points from the prior year comparable period, primarily because of favorable inventory valuation adjustments and lower manufacturing spending in our Firearms segment. Unfavorable impacts included lower margin contribution from the Outdoor Products & Accessories segment and higher promotional product discounts and unfavorable manufacturing fixed-cost absorption in our Firearms segment. Outdoor Products & Accessories gross margin was also negatively impacted by lower sales volumes to two significant customers, that typically has higher gross margins, and unfavorable product mix. Despite the lower gross margin in our Outdoor Products & Accessories segment, this segment favorably impacted total consolidated gross margin by 300 basis points for the six months ended October 31, 2019.

Firearms Segment Revenue and Gross Profit – For the Six Months Ended October 31, 2019

The following tables set forth certain information regarding Firearms revenue and gross profit for the six months ended October 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Handguns	$150,869	$147,246	$3,623	2.5%
Long Guns	40,547	51,321	(10,774)	-21.0%
Other Products & Services	17,742	18,447	(705)	-3.8%
Total Firearms Revenue	$209,158	$217,014	$(7,856)	-3.6%
Cost of sales	141,639	150,377	(8,738)	-5.8%
Gross profit	$67,519	$66,637	$882	1.3%
% of net sales (gross margin)	32.3%	30.7%

The following table sets forth certain information regarding firearm units shipped by trade channel for the six months ended October 31, 2019 and 2018 (units in thousands):

Total Units Shipped	2019	2018	# Change	% Change
Handguns	490	478	12	2.5%
Long Guns	128	161	(33)	-20.5%

Sporting Goods Channel Units Shipped	2019	2018	# Change	% Change
Handguns	440	425	15	3.5%
Long Guns	119	151	(32)	-21.2%

Professional Channel Units Shipped	2019	2018	# Change	% Change
Handguns	50	53	(3)	-5.7%
Long Guns	9	10	(1)	-10.0%

Revenue for our handguns increased $3.6 million, or 2.5%, as a result of the change in the federal excise tax treatment mentioned above. Excluding this change, revenue for our handguns decreased $4.4 million, or 3.0%, from the prior year comparable period primarily because of increased promotional activity and a shift in mix to lower priced products. Favorable impacts to our handgun revenue included a pre-planned shipment of a new handgun into our sales channel that we plan to launch in our third fiscal quarter combined with higher Performance Center branded product sales. Although adjusted background checks for handguns reported to the National Instant Criminal Background Check Systems, or NICS, which is a proxy for overall consumer demand, increased 8.4% compared with the prior year comparable period, we believe our outperformance of adjusted NICS in prior fiscal quarters and a continued increase in channel inventories during the current quarter likely negatively impacted orders and our results for the current fiscal year.

Revenue for our long guns decreased $10.8 million, or 21.0%, from the prior year comparable period, in spite of a $2.5 million increase in revenue due to a change in when we are assessed federal excise tax, primarily because of lower bolt action rifle sales as a result of clearing discontinued products from the channel in anticipation of new product introductions, as well as lower demand for our M&P branded modern sporting rifles due to pricing pressure in the market.

Other products and services revenue decreased $705,000, or 3.8%, from the prior year comparable period, primarily because of lower sales of component parts and handcuffs.

New products in our Firearms segment represented 19.3% of firearm revenue for the six months ended October 31, 2019 and included many new product line extensions and promotional products bundle kits for our M&P, Performance Center, and Thompson/Center Arms branded products.

Gross margin for the six months ended October 31, 2019 for our Firearms segment was negatively impacted 170 basis points as a result of the change in federal excise tax treatment mentioned above. Excluding that treatment, gross margin for our firearms segment increased by 330 basis points over the prior year comparable period,  primarily because of shipping costs that were included in cost of sales in the comparable quarter last year that are now included in operating expenses due to the start-up of our new distribution center, favorable inventory valuation adjustments related to the release of year end manufacturing variance accruals, which were partially offset by increased standards related to material and labor cost increases, combined with improved manufacturing fixed cost absorption, lower manufacturing spending, and price increases all of which favorably impacted Firearms gross margin by 5.2%. These favorable impacts to Firearms gross margin were partially offset by increased promotional product discounts.

Outdoor Products & Accessories Segment Revenue and Gross Profit – For the Six Months Ended October 31, 2019

The following table sets forth certain information regarding Outdoor Products & Accessories segment revenue for the six months ended October 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Revenue	$81,025	$93,207	$(12,182)	-13.1%
Cost of sales	48,369	46,815	1,554	3.3%
Gross profit	$32,656	$46,392	$(13,736)	-29.6%
% of net sales (gross margin)	40.3%	49.8%

Revenue for our Outdoor Products & Accessories segment for the six months ended October 31, 2019 decreased $12.2 million, or 13.1%, from the prior year comparable period. Revenue decreased primarily as a result of lower shooting and hunting accessory and survival equipment sales to two significant customers. The decline in revenue was partially offset by higher cutlery revenue that we believe was due to market acceptance for newly introduced products over the past several years and inorganic revenue in electro-optics.

New products represented 18.8% of Outdoor Products & Accessories segment revenue for the six months ended October 31, 2019.

Gross margin for the six months ended October 31, 2019 for our Outdoor Products & Accessories segment decreased 9.5% from the prior year comparable period primarily because of lower sales to two significant customers that typically result in higher gross margins and changes in customer and channel mix. Gross margin was also negatively impacted by higher tariff costs on imported goods.

Consolidated Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended October 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Research and development	$2,988	$3,251	$(263)	-8.1%
Selling, marketing, and distribution	19,352	15,291	4,061	26.6%
General and administrative	23,082	26,518	(3,436)	-13.0%
Total operating expenses	$45,422	$45,060	$362	0.8%
% of net sales	29.4%	27.9%

Research and development expenses decreased $263,000 primarily as a result of decreased compensation related expenses. Selling, marketing, and distribution expenses increased $4.1 million partially as a result of the start-up of our new distribution center during the first quarter of fiscal 2020, which included approximately $1.1 million of shipping costs that would have been included in cost of sales in the comparable quarter last year as well as additional costs related to compensation and benefits, depreciation, property taxes, and security. In addition, increased co-op advertising expenses to strategic customers in the Firearms segment and additional targeted customer promotions resulted in increased spending over the comparable quarter last year. This increased spending was partially offset by lower management incentive compensation costs. General and administrative expenses decreased $3.4 million because of a combination of decreased compensation related expenses, decreased costs due to the closure of our Jacksonville, Florida facility during our first fiscal quarter, and decreased bad debt expense. These increases were partially offset by increased depreciation related to our 633,000 square foot Missouri distribution center.

The following table sets forth certain information regarding operating expenses for the six months ended October 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Research and development	$6,217	$6,062	$155	2.6%
Selling, marketing, and distribution	36,125	26,906	9,219	34.3%
General and administrative	49,791	51,039	(1,248)	-2.4%
Total operating expenses	$92,133	$84,007	$8,126	9.7%
% of net sales	33.1%	28.0%

Research and development expenses increased $155,000 as a result of increased professional fees and new product development costs. Selling, marketing, and distribution expenses increased $9.2 million partially as a result of the start-up of our new distribution center during the first quarter of fiscal 2020, which included approximately $2.2 million of costs that would have been included in cost of sales in the prior year comparable period as well as additional costs related to compensation and benefits, depreciation, property taxes, and security. In addition, increased co-op advertising expenses in the Firearms segment related to strategic customers, additional targeted customer promotions, and increases related to the development of our eCommerce initiative resulted in increased spending over the prior year comparable period. General and administrative expenses decreased $1.2 million primarily due to decreased compensation related expenses and decreased costs due to the closure of our Jacksonville, Florida facility, partially offset by increased professional fees and increased depreciation and compensation-related expenses related to our 633,000 square foot Missouri distribution center.

Consolidated Operating Income

The following table sets forth certain information regarding operating income for the three months ended October 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Operating income	$4,884	$11,326	$(6,442)	-56.9%
% of net sales (operating margin)	3.2%	7.0%

Operating income for the three months ended October 31, 2019 was $4.9 million, a decrease of $6.4 million from the comparable quarter last year, primarily because of lower sales and profitability in our Outdoor Products & Accessories segment and increased promotional product discounts and targeted customer promotions in our Firearms segment, increased costs related to our 633,000 square foot Missouri distribution center, and increased co-op advertising expenses to strategic customers. These increased expenses were partially offset by favorable manufacturing spending, favorable inventory valuation adjustments, and decreased cost from the prior year comparable quarter as a result of the closure of our Jacksonville, Florida facility.

The following table sets forth certain information regarding operating income for the six months ended October 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Operating income	$6,026	$24,801	$(18,775)	-75.7%
% of net sales (operating margin)	2.2%	8.3%

Operating income for the six months ended October 31, 2019 was $6.0 million, a decrease of $18.8 million from the prior year comparable period, primarily because of lower sales volumes, unfavorable manufacturing fixed-cost absorption, increased promotional product discounts and targeted customer promotions in our Firearms segment, increased co-op advertising expenses related to strategic customers, and increases related to the development of our eCommerce initiative. These increased expenses were partially offset by a combination of lower manufacturing spending, decreased compensation related expenses, and decreased costs as a result of the closure of our Jacksonville, Florida facility.

Consolidated Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended October 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Interest expense	$(3,039)	$(2,274)	$765	-33.6%

During the three months ended October 31, 2019, interest expense increased by $765,000 over the comparable quarter last year as a result of increased interest on our capital lease for our Missouri Campus and additional borrowings on our Credit Facility.

The following table sets forth certain information regarding interest expense for the six months ended October 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Interest expense	$(5,666)	$(4,274)	$1,392	32.6%

During the six months ended October 31, 2019, interest expense increased by $1.4 million over the prior year comparable period as a result of increased interest on our capital lease for our Missouri Campus and additional borrowings on our Credit Facility.

Consolidated Income Taxes

The following table sets forth certain information regarding interest expense for the three months ended October 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Income tax expense	$638	$2,395	$(1,757)	-73.4%
% of income from operations (effective tax rate)	33.1%	26.4%		6.6%

Income tax expense decreased $1.8 million from the comparable quarter last year as a result of lower operating income for the reasons mentioned above.

The following table sets forth certain information regarding income tax expense for the six months ended October 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Income tax expense	$1,266	$6,208	$(4,942)	-79.6%
% of income from operations (effective tax rate)	280.7%	30.3%		250.5%

Income tax expense decreased $4.9 million from the prior year comparable period, as a result of lower operating income and the tax effect of stock compensation.

Consolidated Net Income/(Loss)

The following table sets forth certain information regarding consolidated net income and the related per share data for the three months ended October 31, 2019 and 2018 (dollars in thousands, except per share data):

	2019	2018	$ Change	% Change
Net income	$1,293	$6,665	$(5,372)	-80.6%
Net income per share
Basic	$0.02	$0.12	$(0.10)	-83.3%
Diluted	$0.02	$0.12	$(0.10)	-83.3%

Net income of $1.3 million for the three months ended October 31, 2019 was $5.4 million lower than net income of $6.7 million for the comparable quarter last year primarily because of a combination of lower sales volumes and profitability in our Outdoor Products & Accessories segment, increased promotional product discounts and targeted customer promotions, higher manufacturing spending, increased costs related to our 633,000 square foot Missouri distribution center, and increased co-op advertising expenses to strategic customers, and increased interest expense. These increased expenses were partially offset by favorable manufacturing spending, favorable inventory valuation adjustments, and savings as a result of the closure of our Jacksonville, Florida facility.

The following table sets forth certain information regarding consolidated net (loss)/income and the related per share data for the six months ended October 31, 2019 and 2018 (dollars in thousands, except per share data):

	2019	2018	$ Change	% Change
Net (loss)/income	$(815)	$14,310	$(15,125)	-105.7%
Net (loss)/income per share
Basic	$(0.01)	$0.26	$(0.27)	-103.8%
Diluted	$(0.01)	$0.26	$(0.27)	-103.8%

Net loss of $815,000 for the six months ended October 31, 2019 was $15.1 million lower than net income of $14.3 million for the prior year comparable period, primarily for the same reasons as described in the second quarter comparison as well as increases related to the development of our eCommerce initiative.

Liquidity and Capital Resources

Our principal cash requirements are to (1) finance the growth of our operations, including working capital and capital expenditures, (2) service our existing debt, and (3) fund any potential acquisitions and the spin-off of our Outdoor Products & Accessories segment. Capital expenditures for material handling equipment and other capital projects to support our national logistics facility, various information technology projects, and tooling for new product offerings represent important cash needs.

The following table sets forth certain cash flow information for the six months ended October 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Operating activities	$(34,606)	$9,051	$(43,657)	-482.3%
Investing activities	(9,368)	(18,589)	(9,221)	49.6%
Financing activities	46,805	(2,915)	49,720	-1705.7%
Total cash flow	$2,831	$(12,453)	$(3,158)	25.4%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

Cash used in operating activities was $34.6 million for the six months ended October 31, 2019 compared with $9.1 million of cash generated for the six months ended October 31, 2018. Cash used in operating activities for the six months ended October 31, 2019 was negatively impacted by a $37.4 million increase in inventory related to the preparation for the fall hunting and holiday seasons and a build-up in inventory of our existing products in preparation for shifting manufacturing capacity to new products when they launch. In addition, a $10.8 million reduction in payroll and incentive accruals due to the payment of management incentive bonuses during the period, a $9.1 million increase in accounts receivable due to timing of shipments, and a decrease in accrued expenses and deferred revenue combined to increase cash used in operating activities. These cash usages were partially offset by income before depreciation and amortization of $27.2 million. Consistent with our historical seasonal inventory trends, we expect inventory in both of our segments to decline throughout our third fiscal quarter.

Investing Activities

Cash used in investing activities decreased $9.4 million for the six months ended October 31, 2019 from the prior year comparable period. We recorded capital expenditures of $9.0 million for the six months ended October 31, 2019, $10.6 million lower than the prior year comparable period due to increased spending in the prior year related to our national distribution center. We currently expect to spend between $20.0 million and $25.0 million on capital expenditures in fiscal 2020, a decrease of $8.9 million to $13.9 million, as compared with $33.9 million in capital expenditures in fiscal 2019.

Financing Activities

Cash provided by financing activities was $46.8 million for the six months ended October 31, 2019 compared with cash used in financing activities of $2.9 million for the six months ended October 31, 2018. Cash provided by financing activities during the six months ended October 31, 2019 was primarily a result of $50.0 million borrowings on our credit facility to support cash needed for operations, partially offset by principal payments on our Term Loan.

Capital Lease – In fiscal 2017, we announced a plan to establish a national logistics facility in Boone County, Missouri. We ultimately plan to rely on this logistics facility for substantially all of our product distribution. In fiscal 2018, we broke ground on this new 633,000 square foot facility, which was completed in November 2018 and will become fully operational over the course of the remainder of fiscal 2020. As part of the completion of the building, we entered into a lease agreement with the developer of the building for $46.2 million. The lease has an effective interest rate of approximately 5.0% and is payable in 240 monthly installments through fiscal 2039. Upon the commencement of this lease, leases were accounted for under the provisions of ASC 840-10, Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Based on our evaluation under ASC 840-10, we determined that the lease qualified as a capital lease because the net present value of future lease payments exceeded 90% of the fair market value of the leased building. The building is pledged to secure the amounts outstanding. During the six months ended October 31, 2019, we paid $408,000 in principal payments relating to this capital lease. In November 2019, we announced a plan to spin off the outdoor products and accessories business of the company resulting in two independent companies: Smith & Wesson Brands, Inc. (which would encompass our firearm business) and American Outdoor Brands, Inc. (which would encompass our outdoor products and accessories business).  The lease is currently held by the corporation that would be named Smith & Wesson Brands, Inc. and is expected to remain that way after the spin-off. It is expected, however, that American Outdoor Brands, Inc. will become a sub-lessor of the facility, although negotiations on those matters have not yet been completed.

Credit Facilities – On June 15, 2015, we and certain of our domestic subsidiaries entered into an unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan, of which $78.2 million remained outstanding as of October 31, 2019. The Revolving Line provides for availability for general corporate purposes, with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. On October 27, 2016, we entered into a second amendment to our Credit Agreement, or the Second Amendment, that, among other things, increased the Revolving Line to $350.0 million, increased the option to expand the credit commitment to an additional $150.0 million, and extended the maturity of the Revolving Line from June 15, 2020 to October 27, 2021. On November 22, 2019, we entered into a fifth amendment to our Credit Agreement, or the Fifth Amendment, which, among other things, provides the Lenders’ consent to the spin-off of the Outdoor Products & Accessories business, provided that certain financial conditions are satisfied, including (x) granting the Lenders a security interest in the assets of the remaining business, (y) reducing the Revolving Line to $250.0 million at the time of the spin-off, and (z) reducing the option to expand the credit agreement to $50.0 million at the time of the spin-off.  Other than the changes described in the Second and Fifth Amendments, we otherwise remain subject to the terms of the Credit Agreement, as described below. We incurred $525,000 of debt issuance costs related to this amendment and have recorded these costs in notes and loans payable in the condensed consolidated balance sheet.

As of October 31, 2019, we had $50.0 million of borrowings outstanding on the Revolving Line, which bore interest at 4.13%, which is equal to the LIBOR rate plus an applicable margin. The Term Loan, which bears interest at a variable rate, requires principal payments of $6.3 million per annum plus interest, payable quarterly. The Term Loan was paid in full on November 19, 2019 with proceeds from the Revolving Line.

We were required to obtain interest rate protection on the Term Loan covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement, which requires us to pay interest at a defined rate of 1.56% while receiving interest at a defined variable rate equal to the one-month LIBOR rate. This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan, which is subject to change based on changes in our consolidated leverage ratio. As of October 31, 2019, our interest rate on the Term Loan was 4.29%.

As of October 31, 2019, the interest rate swap was considered effective and had no effect on earnings. The fair value of the interest rate swap on October 31, 2019 was an asset of $92,000 and was recorded in other assets on our condensed consolidated balance sheet. In accordance with the repayment of the Term Loan on November 19, 2019, the interest rate swap was terminated causing a small gain in the amount of $40,000.

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

As of February 28, 2019, we may, at our option, upon not less than 30 nor more than 60 days’ prior notice, redeem all or a portion of the 2020 Senior Notes at a redemption price of 100.000% of the principal amount of the 2020 Senior Notes to be redeemed plus accrued and unpaid interest as of the applicable redemption date. On December 5, 2019, we issued a notice of redemption to holders of our outstanding 5.000% Senior Notes that we intend to redeem all of our outstanding 5.000% Senior Notes on January 6, 2020, or the Redemption Date. The redemption price for the 5.000% Senior Notes will be 100% of the principal amount of the 5.000% Senior Notes, plus accrued and unpaid interest to, but not including, the Redemption Date.

The Credit Agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 2020 Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of October 31, 2019.

Our future capital requirements will depend on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the construction of our national logistics facility, the spin-off of our Outdoor Products & Accessories segment, and any acquisitions or other strategic investments that we may make. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.

As of October 31, 2019, we had $43.8 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended October 31, 2019, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding. We enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk associated with our variable rate debt. We may be exposed to credit and market risks, including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. As of October 31, 2019, we had an interest rate swap agreement outstanding, which matures on June 15, 2020 and hedged the variable interest on our Term Loan. This interest rate swap agreement was terminated on November 19, 2019 in conjunction with the restructuring of our Credit Facility. The outstanding balance of the Term Loan was $78.2 million, and the aggregate net fair value of the interest rate swap was $92,000 as of October 31, 2019. The fair value of this interest rate swap agreement was dependent upon existing market interest rates and swap spreads. As of October 31, 2019, the effective interest rate of our Term Loan was 4.29%.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2019, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2019, our disclosure controls and procedures were effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of October 31, 2019, we had no authorized share repurchase programs.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (immediately preceding the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

INDEX TO EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN OUTDOOR BRANDS CORPORATION, a Nevada corporation

Date: December 5, 2019	By:	/s/ P. James Debney
P. James Debney
President and Chief Executive Officer

Date: December 5, 2019	By:	/s/ Jeffrey D. Buchanan
Jeffrey D. Buchanan
Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer