Form 10-Q
period 2020-01-31
AMERICAN OUTDOOR BRANDS CORP
filed 2020-03-05
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

The registrant had 55,068,297 shares of common stock, par value $0.001, outstanding as of March 3, 2020.

AMERICAN OUTDOOR BRANDS CORPORATION

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended January 31, 2020 and 2019

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	33

PART II - OTHER INFORMATION	35
Item 1. Legal Proceedings	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6. Exhibits	35
Signatures	37
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2
EX-32.3
EX-32.4

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

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding the impact, if any, of recently issued accounting standards on our consolidated financial statements; assessments that we make about determining segments and reporting units; the features of our outstanding debt; estimated amortization expense of intangible assets for future periods; the outcome of the lawsuits to which we are subject and their effect on us; the proposed spin-off, including the timing and purpose thereof and the expected restructuring charges, our belief that inventory levels, both internally and in the distribution channel, in excess of demand, may negatively impact future operating results; our belief that it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors, including seasonality, new product introductions, news events, political events,  and consumer tastes; our assessment of consumer demand and factors that stimulate demand for our products; the effect on our business of various factors, including terrorism and the level of political pressures on firearm laws and regulations; expected inventory levels for future periods; future investments for capital expenditures; future products and product developments; the features, quality, and performance of our products; the success of particular product or marketing programs; our market share and factors that affect our market share; liquidity and anticipated cash needs and availability; the likelihood of reaching the maximum per occurrence self-insurance limit; our expectation that the majority of revenue from the outstanding performance obligations as of January 31, 2020 will be recognized during fiscal 2020; the expectation that the $3.1 million of unrecognized compensation expense related to unvested RSUs and PSUs will be recognized over a weighted average remaining contractual term of 1.3 years; our belief that our percentage increase in sales in handguns likely did not match NICS as a result of a combination of reporting changes in certain states, timing related to new product introductions, and fulfillment of consumer demand out of channel inventory, particularly by several key strategic retailers; our plan to rely on the national logistics facility in Boone County, Missouri for substantially all of our product distribution; the potential exposure to credit and market risks, including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates; our belief we are maintaining handgun market share; the increase to our fourth quarter general and administrative expenses because of the separation agreement with our former President and Chief Executive Officer; our belief that our inventory levels will allow us to mitigate some of the impact of the coronavirus to our business in the short term; and our belief that our percentage decrease in sales likely did not match NICS because of a combination of ongoing disruptive pricing pressure in the market for our modern sporting rifles as well as the reasons described above in our comparison of handgun NICS. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q reflect our views as of the date of this Quarterly Report on Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among other, economic, social, political, legislative, and regulatory factors; the potential for increased regulation of firearms and firearms-related products; actions of social activists that could have an adverse effect on our business; the impact of lawsuits; the demand for our products; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; our competitive environment; the supply, availability, and costs of raw materials and components; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; our penetration rates in new and existing markets; our strategies; the completion of our proposed spin-off and the operations and performance of the two separate companies thereafter; our ability to maintain and enhance brand recognition and reputation; risks associated with the establishment of our new 632,000 square foot national logistics facility including the expected benefits; our ability to introduce new products; the success of new products; our ability to expand our markets; our ability to integrate acquired businesses in a successful manner; the general growth of our outdoor products and accessories business; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2019, filed with the SEC on June 19, 2019.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	January 31, 2020	April 30, 2019
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$46,101	$41,015
Accounts receivable, net of allowance for doubtful accounts of $2,010 on January 31, 2020 and $1,899 on April 30, 2019	101,822	84,907
Inventories	201,536	163,770
Prepaid expenses and other current assets	9,575	6,528
Income tax receivable	4,749	2,464
Total current assets	363,783	298,684
Property, plant, and equipment, net	164,341	183,268
Intangibles, net	78,346	91,840
Goodwill	182,267	182,269
Other assets	19,410	10,728
	$808,147	$766,789
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,843	$35,584
Accrued expenses and deferred revenue	43,131	39,322
Accrued payroll and incentives	14,189	21,473
Accrued income taxes	265	175
Accrued profit sharing	1,699	2,830
Accrued warranty	4,208	5,599
Current portion of notes and loans payable	—	6,300
Total current liabilities	95,335	111,283
Deferred income taxes	9,595	9,776
Notes and loans payable, net of current portion	199,034	149,434
Finance lease payable, net of current portion	40,202	45,400
Other non-current liabilities	13,482	6,452
Total liabilities	357,648	322,345
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 73,234,996 issued and 55,068,134 shares outstanding on January 31, 2020 and 72,863,624 shares issued and 54,696,762 shares outstanding on April 30, 2019	73	73
Additional paid-in capital	264,866	263,180
Retained earnings	407,862	402,946
Accumulated other comprehensive income	73	620
Treasury stock, at cost (18,166,862 shares on January 31, 2020 and April 30, 2019)	(222,375)	(222,375)
Total stockholders’ equity	450,499	444,444
	$808,147	$766,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net sales	$166,695	$162,008	$444,753	$462,544
Cost of sales	111,492	107,949	291,390	299,677
Gross profit	55,203	54,059	153,363	162,867
Operating expenses:
Research and development	3,192	3,297	9,410	9,358
Selling, marketing, and distribution	19,294	15,373	55,419	42,279
General and administrative	21,810	27,026	71,601	78,065
Goodwill impairment	—	10,396	—	10,396
Total operating expenses	44,296	56,092	136,430	140,098
Operating income/(loss)	10,907	(2,033)	16,933	22,769
Other (expense)/income, net:
Other income/(expense), net	(18)	47	73	38
Interest expense, net	(2,885)	(2,548)	(8,551)	(6,822)
Total other (expense)/income, net	(2,903)	(2,501)	(8,478)	(6,784)
Income from operations before income taxes	8,004	(4,534)	8,455	15,985
Income tax expense	2,273	1,191	3,539	7,399
Net income/(loss)	5,731	(5,725)	4,916	8,586
Comprehensive loss:
Change in unrealized loss on interest rate swap	(92)	(834)	(710)	(991)
Other comprehensive loss, before income taxes	(92)	(834)	(710)	(991)
Income tax benefit on other comprehensive loss	26	217	163	257
Other comprehensive loss, net of tax	(66)	(617)	(547)	(734)
Comprehensive income/(loss):	$5,665	$(6,342)	$4,369	$7,852
Net income/(loss) per share:
Basic	$0.10	$(0.10)	$0.09	$0.16
Diluted	$0.10	$(0.10)	$0.09	$0.16
Weighted average number of common shares outstanding:
Basic	55,064	54,544	54,919	54,444
Diluted	55,744	54,544	55,641	55,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income/(Loss)	Shares	Amount	Equity
Balance at October 31, 2018	72,706	$73	$258,126	$398,846	$1,572	18,167	$(222,375)	$436,242
Proceeds from exercise of employee stock options	—	—	—	—	—	—	—	—
Stock-based compensation		—	2,118	—	—	—	—	2,118
Shares issued under employee stock purchase plan	—	—	—	—	—	—	—	—
Change in unrealized loss on interest rate swap, net of tax effect	—	—	—	—	(617)	—	—	(617)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	9	—	(32)	—	—	—	—	(32)
Other (rounding)	—	—	—	1	—	—	—	1
Net loss	—	—	—	(5,725)	—	—	—	(5,725)
Balance at January 31, 2019	72,715	73	260,212	393,122	955	18,167	(222,375)	431,987

Balance at April 30, 2018	72,434	72	253,616	389,146	1,689	18,167	(222,375)	422,148
Proceeds from exercise of employee stock options	33	—	215	—	—	—	—	215
Stock-based compensation	—	—	6,070	—	—	—	—	6,070
Shares issued under employee stock purchase plan	108	—	943	—	—	—	—	943
Change in unrealized loss on interest rate swap, net of tax effect	—	—	—	—	(734)	—	—	(734)
Impact of adoption of accounting standard updates	—	—	—	(4,610)	—	—	—	(4,610)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	140	1	(632)	—	—	—	—	(631)
Net income	—	—	—	8,586	—	—	—	8,586
Balance at January 31, 2019	72,715	73	260,212	393,122	955	18,167	(222,375)	431,987

Balance at October 31, 2019	73,226	73	266,582	402,131	139	18,167	(222,375)	446,550
Proceeds from exercise of employee stock options	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	(1,672)	—	—	—	—	(1,672)
Shares issued under employee stock purchase plan	—	—	—	—	—	—	—	—
Change in unrealized loss on interest rate swap, net of tax effect	—	—	—	—	(66)	—	—	(66)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	9	—	(44)	—	—	—	—	(44)
Net income	—	—	—	5,731	—	—	—	5,731
Balance at January 31, 2020	73,235	73	264,866	407,862	73	18,167	(222,375)	450,499

Balance at April 30, 2019	72,864	73	263,180	402,946	620	18,167	(222,375)	444,444
Proceeds from exercise of employee stock options	15	—	74	—	—	—	—	74
Stock-based compensation	—	—	1,344	—	—	—	—	1,344
Shares issued under employee stock purchase plan	173	—	862	—	—	—	—	862
Change in unrealized loss on interest rate swap, net of tax effect	—	—	—	—	(547)	—	—	(547)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	183	—	(594)	—	—	—	—	(594)
Net income	—	—	—	4,916	—	—	—	4,916
Balance at January 31, 2020	73,235	$73	$264,866	$407,862	$73	18,167	$(222,375)	$450,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended January 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$4,916	$8,586
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	41,083	39,624
Loss/(gain) on sale/disposition of assets	780	(1,033)
Provision for losses on notes and accounts receivable	551	832
Goodwill impairment	—	10,396
Deferred income taxes	(18)	(1,519)
Change in fair value of contingent consideration	100	(60)
Stock-based compensation expense	1,344	6,070
Changes in operating assets and liabilities:
Accounts receivable	(17,466)	(19,347)
Inventories	(37,766)	(20,186)
Prepaid expenses and other current assets	(3,047)	(591)
Income taxes	(2,195)	1,146
Accounts payable	(3,610)	664
Accrued payroll and incentives	(7,284)	5,815
Accrued profit sharing	(1,131)	297
Accrued expenses and deferred revenue	529	(8,532)
Accrued warranty	(1,391)	(1,550)
Other assets	2,429	10
Other non-current liabilities	(2,865)	123
Net cash (used in)/provided by operating activities	(25,041)	20,745
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(1,791)
Payments to acquire patents and software	(551)	(355)
Proceeds from sale of property and equipment	—	1,223
Payments to acquire property and equipment	(11,751)	(25,989)
Net cash used in investing activities	(12,302)	(26,912)
Cash flows from financing activities:
Proceeds from loans and notes payable	228,225	50,000
Cash paid for debt issuance costs	(875)	—
Payments on finance lease obligation	(663)	(1,025)
Payments on notes and loans payable	(184,600)	(54,725)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	936	1,158
Payment of employee withholding tax related to restricted stock units	(594)	(631)
Net cash provided by/(used in) financing activities	42,429	(5,223)
Net increase/(decrease) in cash and cash equivalents	5,086	(11,390)
Cash and cash equivalents, beginning of period	41,015	48,860
Cash and cash equivalents, end of period	$46,101	$37,470
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$8,422	$5,554
Income taxes	$5,755	$6,885

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Nine Months Ended January 31,
	2020	2019
	(In thousands)
Purchases of property and equipment included in accounts payable	$436	$1,606
Purchases of property and equipment funded by capital lease	—	24,271
Capital lease obligation	—	24,271
Changes in other assets for operating lease obligations	11,821	—
Change in property and equipment for adoption of ASU 2016-02	3,276	—
Changes in finance lease liabilities for the adoption of ASU 2016-02	(4,245)	—
Changes in lease liabilities for operating lease obligations	12,790	—

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

On November 12, 2019, our Board of Directors approved proceeding with a plan to spin-off our outdoor products and accessories business as a tax-free stock dividend to our stockholders. Pending final approval of our Board of Directors, customary regulatory approvals, and tax and legal considerations, the spin-off is expected to be completed in the second half of calendar 2020 and would create two independent publicly traded companies: Smith & Wesson Brands, Inc. (which would encompass our firearm business) and American Outdoor Brands, Inc. (which would encompass our outdoor products and accessories business).

The purpose of the spin-off is to enable the management team of each company to focus on its specific strategies, including (1) structuring its business to take advantage of growth opportunities in its specific markets; (2) tailoring its business operation and financial model to its specific long-term strategies; and (3) aligning its external financial resources, such as stock, access to markets, credit, and insurance factors, with its particular type of business. In connection with the proposed spin-off, we expect to incur restructuring charges of approximately $9.0 million to $12.0 million relating to legal, regulatory, and financial services, reorganization and restructuring costs, and start-up costs for the new company beginning in our second quarter of fiscal 2020 and concluding in the second half of calendar 2020. For the nine months ended January 31, 2020, we have recorded approximately $1.2 million of costs associated with the spin-off, which was recorded to general and administrative expenses in the condensed consolidated statements of income/(loss).

(2) Basis of Presentation:

Interim Financial Information – The condensed consolidated balance sheet as of January 31, 2020, the condensed consolidated statements of income/(loss) and comprehensive income/(loss) for the three and nine months ended January 31, 2020 and 2019, the condensed consolidated statement of changes in stockholders’ equity for the nine months ended January 31, 2020 and 2019, and the condensed consolidated statements of cash flows for the nine months ended January 31, 2020 and 2019 have been prepared by us without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at January 31, 2020 and for the periods presented, have been included. All intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2019 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019. The results of operations for the nine months ended January 31, 2020 may not be indicative of the results that may be expected for the year ending April 30, 2020, or any other period.

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

In some instances, sales include multiple performance obligations. The most common of these instances relates to sales promotion programs that entitle customers to receive free goods based upon their purchase of our products. The fulfillment of these free goods is our responsibility. In such instances, we allocate the revenue of the promotional sales based on the estimated level of participation in the sales promotional program and the timing of the shipment of all of the products included in the promotional program, including the free goods. We recognize revenue proportionally as each performance obligation is satisfied, based on the relative transaction price of each product. The net change in contract liabilities for a given period is reported as an increase or decrease to sales.

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

Insurance Reserves — In January 2020, we formed a wholly owned captive insurance company, SW Insurance Company, which provides product liability insurance to us and our subsidiaries. This captive insurance company was recorded in our condensed consolidated financial statements for the three and nine months ended January 31, 2020. We are self-insured through retentions or deductibles for the majority of our workers’ compensation, automobile, general liability, product liability, and group health insurance programs. Self-insurance amounts vary up to $10.0 million per occurrence; however, we believe the likelihood of reaching the maximum per occurrence limit is remote. We record our liability for estimated premiums and incurred losses in the accompanying consolidated financial statements on an undiscounted basis.

Recently Issued Accounting Standards – In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-02, Leases (Topic 842), or ASU 2016-02, which amends the existing guidance to require lessees to recognize right-of-use assets and lease liabilities in a classified balance sheet. The most prominent among the changes in the standard is the requirement for lessees to recognize right-of-use assets and lease liabilities for those leases classified as operating leases under current GAAP. The requirements of ASU 2016-02 are effective for financial statements for annual periods beginning after December 15, 2018, and early adoption is permitted. We utilized leasing software to assist us in the accounting and tracking of leases and used the optional transitional method allowed by ASU 2018-11, Leases (Topic 842): Targeted Improvements. Under this method, we applied the standard using the modified retrospective method with an adoption date of May 1, 2019. We elected to use the package of practical expedients, which permits us to not reassess certain lease contract provisions. We adopted ASU 2016-02 effective May 1, 2019 and recognized right-of-use assets of $11.5 million and lease liabilities of $12.8 million. The difference between the right-of-use assets and the lease liabilities of $1.3 million is a result of the reclassification of deferred rent and lease incentive liabilities primarily relating to our real estate operating leases into the right-of use assets, which had no impact to retained earnings. See also Note 3 — Leases, for more information.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize credit losses to be incurred over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. The requirements of this ASU are effective for financial statements for annual periods beginning after December 15, 2019, and early adoption is permitted. While we are currently evaluating the impact this standard will have on our consolidated financial statements, we do not expect the impact to be material.

(3) Leases:

We lease certain of our real estate, machinery, photocopiers, and vehicles under non-cancelable operating lease agreements.

We recognize expenses under our operating lease assets and liabilities at the commencement date based on the present value of lease payments over the lease term. Our leases do not provide an implicit interest rate. We use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Our lease agreements do not require material variable lease payments, residual value guarantees, or restrictive covenants. For operating leases, we recognize expense on a straight-line basis over the lease term. Tenant improvement allowances are recorded as an offsetting adjustment included in our calculation of the respective right-of-use asset.

Many of our leases include renewal options that can extend the lease term. The execution of those renewal options is at our sole discretion and are reflected in the lease term when they are reasonably certain to be exercised. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

The amounts of assets and liabilities related to our operating and financing leases as of January 31, 2020 were as follows (in thousands):

	Balance Sheet Caption	January 31, 2020
Operating Leases
Right-of-use assets		$11,782
Accumulated amortization		(1,982)
Right-of-use assets, net	Other assets	$9,800

Current liabilities	Accrued expenses and deferred revenue	$2,731
Non-current liabilities	Other non-current liabilities	8,158
Total operating lease liabilities		$10,889
Finance Leases
Right-of-use assets		$40,986
Accumulated depreciation		(1,590)
Right-of-use assets, net	Property, plant, and equipment, net	$39,396

Current liabilities	Accrued expenses and deferred revenue	971
Non-current liabilities	Finance lease payable, net of current portion	40,202
Total finance lease liabilities		$41,173

During the three months ended January 31, 2019, we recorded $1.1 million of operating lease costs, of which $293,000 relates to short-term leases, and not recorded as right-of-use assets. We recorded $526,000 of financing lease amortization, and $515,000 was financing lease interest expense during the three months ended January 31, 2020. During the nine months ended January 31, 2020, we recorded $2.8 million of operating lease costs, of which $772,000 relates to short-term leases, and not recorded as right-of-use assets. We recorded $1.6 million of financing lease amortization, and $1.6 million of financing lease interest expense during the nine months ended January 31, 2020. As of January 31, 2020, our weighted average lease term and weighted average discount rate for our operating leases was 4.2 years and 4.4%, respectively. As of January 31, 2020, our weighted average lease term and weighted average discount rate for our financing leases was 18.7 years and 5.0%, respectively, and consisted primarily of our national logistics facility located in Columbia, Missouri. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

Future lease payments for all our operating and finance leases for succeeding fiscal years is as follows (in thousands):

	Operating	Financing	Total
2020	$864	$748	$1,612
2021	3,125	3,016	6,141
2022	2,920	3,056	5,976
2023	2,769	3,071	5,840
2024	1,722	3,125	4,847
2025	330	3,180	3,510
Thereafter	679	48,853	49,532
Total future lease payments	12,409	65,049	77,458
Less amounts representing interest	(1,520)	(23,876)	(25,396)
Present value of lease payments	10,889	41,173	52,062
Less current maturities of lease liabilities	(2,731)	(971)	(3,702)
Long-term maturities of lease liabilities	$8,158	$40,202	$48,360

During the three and nine months ended January 31, 2020, the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $1.5 million and $4.3 million, respectively.

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

The following table outlines the impact of the adoption of ASU 2014-09 on revenue recognized during the nine-month periods ended January 31, 2020 and 2019 (in thousands):

	2020	2019
Outstanding performance obligations at beginning of period	$12,213	$23,305
Revenue recognized	(14,571)	(13,998)
Revenue deferred	5,472	4,314
Outstanding performance obligations at July 31	3,114	13,621
Revenue recognized	(7,716)	(12,337)
Revenue deferred	10,104	7,667
Outstanding performance obligations as of October 31	5,502	8,951
Revenue recognized	(9,492)	(10,229)
Revenue deferred	11,093	9,064
Outstanding performance obligations as of January 31	$7,103	$7,786

During the nine months ended January 31, 2020, we recognized $31.8 million of deferred revenue, of which $10.5 million was previously deferred as of April 30, 2019, as the performance obligations relating to sales promotions were satisfied. This recognition of revenue was partially offset by $26.7 million of additional deferred revenue for outstanding performance obligations relating to sales promotions that have not been satisfied, which was recorded to accrued expenses and deferred revenue in the condensed consolidated balance sheet. This resulted in a $5.1 million net increase in revenue recognized during the nine months ended January 31, 2020. We estimate that the majority of revenue from the outstanding performance obligations as of January 31, 2020 will be recognized during fiscal 2020.

During the nine months ended January 31, 2019, we recognized $36.6 million, of which $22.6 million was previously deferred as of May 1, 2018, the date we adopted ASU 2014-09, as the performance obligations relating to sales promotions were satisfied. This recognition of revenue was partially offset by $21.0 million of additional deferred revenue for outstanding performance obligations relating to sales promotions that have not been satisfied, which was recorded to accrued expenses and deferred revenue in the condensed consolidated balance sheet. This resulted in a $15.5 million net increase in revenue during the nine months ended January 31, 2019.

(5) Goodwill and Intangible Assets:

The changes in the carrying amount of goodwill for the three and nine months ended January 31, 2020 by reporting segment were as follows:

		Outdoor Products &
	Firearms Segment	Accessories Segment	Total Goodwill
Balance as of April 30, 2019	$19,024	$163,245	$182,269
Adjustments	—	(2)	(2)
Balance as of July 31, 2019	19,024	163,243	182,267
Adjustments	—	—	—
Balance as of October 31, 2019	19,024	163,243	182,267
Adjustments	—	—	—
Balance as of January 31, 2020	$19,024	$163,243	$182,267

See Note 12 — Segment Reporting for more detail on segment financial information.

The following table presents a summary of intangible assets as of January 31, 2020 and April 30, 2019 (in thousands):

	January 31, 2020			April 30, 2019
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$92,560	$(50,325)	$42,235	$92,560	$(41,643)	$50,917
Developed technology	21,788	(11,968)	9,820	21,230	(10,428)	10,802
Patents, trademarks, and trade names	57,775	(32,859)	24,916	57,477	(28,479)	28,998
Backlog	1,150	(1,150)	—	1,150	(1,150)	—
	173,273	(96,302)	76,971	172,417	(81,700)	90,717
Patents in progress	1,045	—	1,045	897	—	897
Total definite-lived intangible assets	174,318	(96,302)	78,016	173,314	(81,700)	91,614
Indefinite-lived intangible assets	330	—	330	226	—	226
Total intangible assets	$174,648	$(96,302)	$78,346	$173,540	$(81,700)	$91,840

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed technology, and five years for patents, trademarks, and trade names. Amortization expense, excluding amortization of deferred financing costs, amounted to $4.8 million and $5.5 million for the three months ended January 31, 2020 and 2019, respectively. Amortization expense, excluding amortization of deferred financing costs, amounted to $14.4 million and $16.5 million for the nine months ended January 31, 2020 and 2019, respectively.

Estimated amortization expense of intangible assets for the remainder of fiscal 2020 and succeeding fiscal years is as follows (in thousands):

Fiscal	Amount
2020	$4,857
2021	16,795
2022	14,410
2023	11,855
2024	10,107
Thereafter	18,947
Total	$76,971

(6) Notes, Loans Payable, and Financing Arrangements:

Credit Facilities – On June 15, 2015, we and certain of our domestic subsidiaries entered into an unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan. The Term Loan was paid in full on November 19, 2019 with proceeds from the Revolving Line. The Revolving Line provides for availability for general corporate purposes, with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. On October 27, 2016, we entered into a second amendment to our Credit Agreement, or the Second Amendment, which, among other things, increased the Revolving Line to $350.0 million, increased the option to expand the credit commitment to an additional $150.0 million, and extended the maturity of the Revolving Line from June 15, 2020 to October 27, 2021. On November 22, 2019, we entered into a fifth amendment to our Credit Agreement, or the Fifth Amendment, which, among other things, provides the Lenders’ consent to the spin-off of our outdoor products and accessories business, provided that certain financial conditions are satisfied, including (x) granting the Lenders security interest in the assets of the remaining business, (y) reducing the Revolving Line to $250.0 million at the time of the spin-off, and (z) reducing the option to expand the credit agreement to $50.0 million at the time of the spin-off. Other than the changes described in the Second and Fifth Amendments, we otherwise remain subject to the terms of the Credit Agreement, as described below.

As of January 31, 2020, we had $200.0 million of borrowings outstanding on the Revolving Line, which bore interest at 3.92%, which is equal to the LIBOR rate plus an applicable margin.

We were required to obtain interest rate protection on the Term Loan covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement, which required us to pay interest at a defined rate of 1.56% while receiving interest at a defined variable rate equal to the one-month LIBOR rate. This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan, which was subject to change based on changes in our consolidated leverage ratio. In accordance with the repayment of the Term Loan on November 19, 2019, the interest rate swap was terminated resulting in a realized gain of approximately $40,000.

2020 Senior Notes – On February 28, 2018, we issued an aggregate of $75.0 million of the 2020 Senior Notes to various institutional investors pursuant to the terms and conditions of an indenture, or the 2020 Senior Notes Indenture, and purchase agreements. The 2020 Senior Notes bore interest at a rate of 5.000% per annum payable on February 28 and August 28 of each year, beginning on August 28, 2018. We incurred $158,000 of debt issuance costs related to the issuance of the 2020 Senior Notes. On January 6, 2020, or the Redemption Date, we redeemed 100% of the principal amount of the 2020 Senior Notes, plus accrued and unpaid interest to, but not including, the Redemption Date, with proceeds from the Revolving Line. As part of the redemption, we wrote off $42,000 of debt issuance costs related to the 2020 Senior Notes.

The Credit Agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage.

Letters of Credit – At January 31, 2020, we had outstanding letters of credit aggregating $2.5 million, which included a $1.5 million letter of credit to collateralize our newly created captive insurance company.

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $46.1 million and $41.0 million as of January 31, 2020 and April 30, 2019, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

In connection with the Gemtech acquisition, up to a maximum of $17.1 million may be paid contingent upon the cumulative three-year sales volume of Gemtech products. The valuation of this contingent consideration liability was established in accordance with ASC 805 — Business Combinations. During the nine months ended January 31, 2020, we reduced the remaining fair value of this contingent liability by $100,000 to zero because we confirmed the performance metrics were not achieved. This reduction was recorded in other income on the condensed consolidated statements of income/(loss).

(8) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or net realizable value, as of January 31, 2020 and April 30, 2019 (in thousands):

	January 31, 2020	April 30, 2019
Finished goods (a)	$142,449	$108,247
Finished parts	39,236	36,181
Work in process	5,574	7,576
Raw material	14,277	11,766
Total inventories	$201,536	$163,770

(a)	The increase in finished goods inventory relates primarily to the Firearms segment.

(9) Accrued Expenses and Deferred Revenue:

The following table sets forth other accrued expenses as of January 31, 2020 and April 30, 2019 (in thousands):

	January 31, 2020	April 30, 2019
Deferred revenue	$7,103	$12,213
Accrued rebates and promotions	6,106	4,877
Accrued taxes other than income	5,727	6,078
Accrued employee benefits	5,672	5,241
Accrued professional fees	4,018	2,649
Right-of-use lease liabilities	2,731	—
Accrued distributor incentives	2,673	1,895
Accrued commissions	1,189	1,004
Interest payable	498	737
Current portion of capital lease obligation	971	681
Accrued other	6,443	3,947
Total accrued expenses and deferred revenue	$43,131	$39,322

(10) Stockholders’ Equity:

Earnings per Share

The following table provides a reconciliation of the net income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three and nine months ended January 31, 2020 and 2019 (in thousands, except per share data):

	For the Three Months Ended January 31,
	2020			2019
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic earnings	$5,731	55,064	$0.10	$(5,725)	54,544	$(0.10)
Effect of dilutive stock awards	—	680	—	—	—	—
Diluted earnings	$5,731	55,744	$0.10	$(5,725)	54,544	$(0.10)

	For the Nine Months Ended January 31,
	2020			2019
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$4,916	54,919	$0.09	$8,586	54,444	$0.16
Effect of dilutive stock awards	—	722	—	—	688	—
Diluted earnings	$4,916	55,641	$0.09	$8,586	55,132	$0.16

For the three months ended January 31, 2020, we excluded options to purchase 20,664 shares of common stock from the computation of diluted earnings per share because the effect would be antidilutive. All of our outstanding stock options and restricted stock units, or RSUs, were included in the computation of diluted earnings per share for the three months ended January 31, 2019. We included all of our outstanding stock options and RSUs in the computation of diluted earnings per share for the nine months ended January 31, 2020 and 2019.

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

The number of shares and weighted average exercise prices of stock options for the nine months ended January 31, 2020 and 2019 were as follows:

	For the Nine Months Ended January 31,
	2020		2019
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	267,761	$6.76	316,160	$6.69
Exercised during the period	(15,000)	5.79	(32,899)	6.52
Canceled/forfeited during period	(160,667)	8.89	—	—
Options outstanding, end of period	92,094	$3.22	283,261	$6.71
Weighted average remaining contractual life	0.45 years		2.49 years
Options exercisable, end of period	92,094	$3.22	283,261	$6.71
Weighted average remaining contractual life	0.45 years		2.49 years

The aggregate intrinsic value of outstanding and exercisable stock options as of January 31, 2020 and 2019 was $571,000 and $1.5 million, respectively. There were no stock options exercised during the three months ended January 31, 2020 and 2019. The aggregate intrinsic value of the stock options exercised in the nine months ended January 31, 2020 and 2019 was $100,000 and $230,000, respectively. At January 31, 2020, there was no unrecognized compensation expense relating to outstanding stock options.

We have an Employee Stock Purchase Plan, or ESPP, in which each participant is granted an option to purchase our common stock on each subsequent exercise date during the offering period (as such terms are defined in the ESPP) in accordance with the terms of the ESPP.

The total stock-based compensation expense, including stock options, purchases under our ESPP, RSUs, and performance-based RSUs, or PSUs, was $1.4 million and $6.1 million for the nine months ended January 31, 2020 and 2019, respectively. Stock-based compensation expense is included in cost of sales, sales and marketing, research and development, and general and administrative expenses.

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

During the nine months ended January 31, 2020, we granted an aggregate of 255,911 service-based RSUs, including 140,271 RSUs to non-executive officer employees and 115,640 RSUs to our directors. Compensation expense related to grants of RSUs and PSUs was $789,000 for the nine months ended January 31, 2020. During the nine months ended January 31, 2020, we cancelled 210,300 PSUs as a result of the service condition not being met, 156,725 PSUs as a result of the failure to satisfy the performance metric, and 236,319 service-based RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the nine months ended January 31, 2020, we delivered common stock to our employees and directors, including our executive officers, with a total market value of $2.2 million.

During the nine months ended January 31, 2019, we granted an aggregate of 192,085 service-based RSUs, including 142,576 RSUs to non-executive officer employees and 49,509 RSUs to our directors. Compensation expense related to grants of RSUs and PSUs was $5.8 million for the nine months ended January 31, 2019. During the nine months ended January 31, 2019, we cancelled 112,000 PSUs as a result of the failure to satisfy the performance metric and 25,453 service-based RSUs as a result of the failure to satisfy the service condition. In connection with the vesting of RSUs, during the nine months ended January 31, 2019, we delivered common stock to our employees and directors, including our executive officers, with a total market value of $2.4 million.

A summary of activity for unvested RSUs and PSUs for the nine months ended January 31, 2020 and 2019 is as follows:

	For the Nine Months Ended January 31,
	2020		2019
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	1,631,631	$15.44	1,442,316	$17.80
Awarded	255,911	7.55	192,085	12.61
Vested	(249,408)	17.53	(195,808)	19.54
Forfeited	(603,344)	15.40	(137,453)	16.05
RSUs and PSUs outstanding, end of period	1,034,790	$13.01	1,301,140	$16.99

As of January 31, 2020, there was $3.1 million of unrecognized compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average remaining contractual term of 1.3 years.

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

We are a defendant in nine product liability cases and are aware of five other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. In January 2018, the trial court granted defendants’ Motion for Judgment on the Pleadings, dismissing the case in its entirety. In February 2018, plaintiffs appealed the dismissal to the Indiana Court of Appeals. On May 23, 2019, the Indiana Court of Appeals issued a decision, which affirmed in part and reversed in part and remanded for further proceedings, the trial court’s dismissal of the City’s complaint. On July 8, 2019, defendants filed a Petition to Transfer jurisdiction to the Indiana Supreme Court.  Briefing was completed in the Indiana Supreme Court on August 5, 2019. On November 26, 2019, the Indiana Supreme Court denied our petition to transfer. The case will now return to the trial court.

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

In August 2019, Primus Group, LLC filed an action in the U.S. District Court for the Southern District of Ohio Eastern Division against us and other firearms manufacturers, alleging Racketeer Influenced Corrupt Organizations Act (RICO) violations, racketeering enterprise, and intentional misrepresentation.  Plaintiff, which operates as an “entertainment venue” in Columbus, Ohio, purports to bring this action on behalf of “all persons entitled to freely attend schools, shopping locations, churches, entertainment venues, and workplaces in the United States without the intrusion of individuals armed with assault weapons.”  In addition to compensatory and punitive damages, plaintiff seeks preliminary and permanent injunctive relief enjoining the distribution and sale of “assault weapons.”   On August 20, 2019, the court denied without prejudice plaintiff’s Motion for Temporary Restraining Order. On September 3, 2019, defendants moved to dismiss plaintiff’s complaint. On September 16, 2019, plaintiff filed an amended complaint, adding claims of public nuisance, negligent design, and failure to warn.  On October 9, 2019, the U.S. District Court granted defendants’ motion, dismissing the case in its entirety. On October 11, 2019, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Sixth Circuit. On November 1, 2019, the Sixth Circuit dismissed plaintiff’s appeal for failure to pay the required fee. On November 4, 2019, plaintiff-appellant filed, and the Sixth Circuit granted, a motion to reinstate the case. Appellant’s brief is due on March 13, 2020. Our response is due by April 13, 2020.

We are a defendant in a putative class proceeding before the Ontario Superior Court of Justice in Toronto, Canada. The action was filed on December 16, 2019.  The action claims CAD$50 million in aggregate general damages, CAD$100 million in aggregate punitive damages, special damages in an unspecified amount, together with interest and legal costs.  The named plaintiffs are two victims of a shooting that took place in Toronto on July 22, 2018, and their family members. One victim was shot and injured during the shooting. The other suffered unspecified injuries while fleeing the shooting.  The plaintiffs are seeking to certify a claim on behalf of classes that include all persons who were killed or injured in the shooting and their immediate family members.  The plaintiffs allege negligent design and public nuisance. The case has not been certified as a class action.  We intend to vigorously oppose the proceedings.

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

John Pidcock, as trustee of the ASPC Creditor Trust (appointed under the plan of reorganization of AcuSport Corp., or AcuSport, as debtor in possession under chapter 11 of the U.S. Bankruptcy Code), is the plaintiff in two separate actions against us in the U.S. Bankruptcy Court for the Southern District of Ohio. The first seeks recovery of alleged preferential transfers received by us from AcuSport in the aggregate amount of $4.2 million. The second seeks turnover of goods allegedly owed to AcuSport by us under one or more of our promotional programs in the amount of $1.5 million. We have filed answers to both complaints denying all material allegations and asserting affirmative defenses. We believe we have strong defenses to these actions and intend to continue to vigorously defend them.

We believe that the various allegations as described above are unfounded.

In addition, from time to time, we are involved in lawsuits, claims, investigations, and proceedings, including commercial, environmental, and employment matters, which arise in the ordinary course of business.

The relief sought in individual cases primarily includes compensatory and, sometimes, punitive damages. Certain of the cases and claims seek unspecified compensatory or punitive damages. In others, compensatory damages sought may range from less than $75,000 to approximately $18.6 million. In our experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter. We believe that our accruals for product liability cases and claims are a reasonable quantitative measure of the cost to us of product liability cases and claims.

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

(12) Segment Reporting:

We report our results of operations in two segments: (1) Firearms (which includes Firearms and Manufacturing Services divisions) and (2) Outdoor Products & Accessories. Our two segments are defined based on the reporting and review process used by the chief operating decision maker, our co-Chief Executive Officers. The Firearms segment has been determined to be a single operating segment and reporting segment based on our reliance on production metrics, such as gross margin per unit produced, units produced per day, incoming orders per day, and revenue produced by trade channel, all of which are particular to the Firearms segment. The Outdoor Products & Accessories segment is evaluated by a measurement of incoming orders per day and sales and gross margin by customer and brand.

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

Segment assets are those directly used in or clearly allocable to a reportable segment’s operations. Assets by business segment are presented in the following table as of January 31, 2020 and April 30, 2019 (in thousands):

	As of January 31, 2020			As of April 30, 2019
	Firearms	Outdoor Products & Accessories	Total	Firearms	Outdoor Products & Accessories	Total
Total assets	$463,825	$344,322	$808,147	$389,719	$377,070	$766,789
Property, plant, and equipment, net	153,532	10,809	164,341	170,549	12,719	183,268
Intangibles, net	5,039	73,307	78,346	4,661	87,179	91,840
Goodwill	19,024	163,243	182,267	19,024	163,245	182,269

Results by business segment are presented in the following tables for the three months ended January 31, 2020 and 2019 (in thousands):

	For the Three Months Ended January 31, 2020 (a)
	Firearms	Outdoor Products & Accessories	Corporate	Intersegment Eliminations	Total
Revenue from external customers	$126,509	$40,186	$—	$—	$166,695
Intersegment revenue	907	3,084	—	(3,991)	—
Total gross revenue	127,416	43,270	—	(3,991)	166,695
Cost of sales	91,854	24,751	—	(5,113)	111,492
Gross margin	35,562	18,519	—	1,122	55,203
Operating income/(loss)	10,128	(1,111)	(7,727)	9,617	10,907
Income tax expense/(benefit)	5,722	816	(4,265)	—	2,273

	For the Three Months Ended January 31, 2019 (a)
	Firearms	Outdoor Products & Accessories	Corporate	Intersegment Eliminations	Total
Revenue from external customers	$123,045	$38,963	$—	$—	$162,008
Intersegment revenue	578	2,948	—	(3,526)	—
Total gross revenue	123,623	41,911	—	(3,526)	162,008
Cost of sales	89,262	22,564	—	(3,877)	107,949
Gross margin	34,361	19,347	—	351	54,059
Operating income/(loss)	9,792	(13,529)	(11,427)	13,131	(2,033)
Income tax expense/(benefit)	2,461	(459)	(811)	—	1,191

Results by business segment are presented in the following tables for the nine months ended January 31, 2020 and 2018 (in thousands):

	For the Nine Months Ended January 31, 2020 (a)
	Firearms	Outdoor Products & Accessories	Corporate	Intersegment Eliminations	Total
Revenue from external customers	$333,952	$110,801	$—	$—	$444,753
Intersegment revenue	2,623	13,495	—	(16,118)	—
Total gross revenue	336,575	124,296	—	(16,118)	444,753
Cost of sales	233,494	73,119	—	(15,223)	291,390
Gross margin	103,081	51,177	—	(895)	153,363
Operating income/(loss)	24,538	(9,535)	(29,671)	31,601	16,933
Income tax expense/(benefit)	13,885	947	(11,293)	—	3,539

	For the Nine Months Ended January 31, 2019 (a)
	Firearms	Outdoor Products & Accessories	Corporate	Intersegment Eliminations	Total
Revenue from external customers	$338,513	$124,031	$—	$—	$462,544
Intersegment revenue	2,125	11,087	—	(13,212)	—
Total gross revenue	340,638	135,118	—	(13,212)	462,544
Cost of sales	239,639	73,474	—	(13,436)	299,677
Gross margin	100,999	61,644	—	224	162,867
Operating income/(loss)	34,255	(15,550)	(33,168)	37,232	22,769
Income tax expense/(benefit)	9,295	(466)	(1,430)	—	7,399

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

Third Quarter Fiscal 2020 Highlights

Our operating results for the three months ended January 31, 2020 included the following:

•

On January 14, 2020, our Board of Directors named Mark P. Smith and Brian D. Murphy as co-Presidents and co-Chief Executive Officers of our company. Mr. Smith and Mr. Murphy succeeded P. James Debney, who separated as President and Chief Executive Officer and as a director of our company. The separation of Mr. Debney resulted in a $3.8 million decrease in general and administrative expenses as compared to the comparable quarter last year because of the reversal of compensation related costs.

•	Consolidated net sales were $166.7 million, an increase of $4.7 million, or 2.9%, from the comparable quarter last year.
•

Firearms segment gross sales were $127.4 million, which included $907,000 of inter-segment revenue, an increase of $3.8 million, or 3.1%, over the comparable quarter last year, primarily because of increased handgun sales due to the shipment of a new handgun and a change in the timing of our federal excise tax obligation that resulted in an increase in revenue and a corresponding increase in cost of sales.  This change was a direct result of the opening of our distribution center in June 2019 and resulted from the Tax and Trade Bureau denying our petition and requiring us to assess federal excise tax on the first transfer of a firearm.  Starting in June 2019, we began transferring all completed firearms to our new distribution center and became required to assess federal excise tax at that point.  Previously, we assessed federal excise tax at the point of sale to our third-party customers, allowing us to reduce the invoice value of our firearms by the federal excise tax assessed. This tax is now a cost of inventory at the distribution center and results in sales to our customers and the related cost of sales both being increased by the tax amount. This change does not impact gross profit dollars, but it reduces gross margin percentage.  The impact during the three months ended January 31, 2020 was a $10.1 million increase in sales and cost of sales and a decrease in gross margin of 240 basis points.

•

Outdoor Products & Accessories segment gross sales were $43.3 million, which included $3.1 million of inter-segment revenue, an increase of $1.4 million, or 3.2%, over the comparable quarter last year.

•

Consolidated gross margin was 33.1%, a decrease of 30 basis points from the comparable quarter last year. Excluding the impact of the change in federal excise tax treatment, gross margin would have been 35.3%, or an increase of 190 basis points over the comparable quarter last year.

•

Consolidated net income was $5.7 million, or $0.10 per diluted share, compared with a net loss of $5.7 million, or ($0.10) per diluted share for the comparable quarter last year. Results for the comparable quarter last year included a $10.4 million non-cash impairment of goodwill in our Outdoor Products & Accessories segment. This non-cash impairment charge had a $0.19 negative impact on basic and fully diluted earnings per share for the three months ended January 31, 2019.

Our operating results for the nine months ended January 31, 2020 included the following:

•	Consolidated net sales were $444.8 million, a decrease of $17.8 million, or 3.8%, from the prior year comparable period.
•

Firearms segment gross sales were $336.6 million, which included $2.6 million of inter-segment revenue, a decrease of $4.1 million, or 1.2%, from the prior year comparable period, primarily because of the fulfillment of consumer demand from channel inventory for our modern sporting rifles and lower promotional activity in the current year for bolt action rifles, partially offset by a change in the timing of our federal excise tax obligation as described above and increased handgun sales because of the shipment of a new handgun. The change in federal excise tax treatment had a $20.8 million favorable impact on Firearms segment revenue and a decrease in gross margin of 200 basis points for the nine months ended January 31, 2020 compared with the prior year comparable period.

•

Outdoor Products & Accessories segment gross sales were $124.3 million, which included $13.5 million of inter-segment revenue, a decrease of $10.8 million, or 8.0%, from the prior year comparable period. The decrease in sales was primarily because of a reduction in shipments to one large retailer in our shooting and camping accessory product categories combined with a change in the timing of bulk orders for another retailer. This was partially offset by sales growth in our cutlery product category.

•

Consolidated gross margin was 34.5%, a decrease of 70 basis points from the prior year comparable period. Excluding the impact of the change in federal excise tax, gross margin would have been 36.2%, or an increase of 100 basis points over the prior year comparable period.

•

Consolidated net income was $4.9 million, or $0.09 per diluted share, compared with net income of $8.6 million, or $0.16 per diluted share, for the prior year comparable period. The non-cash impairment charge described above had an $0.18 negative impact on diluted earnings per share for the nine months ended January 31, 2019.

•

On November 14, 2019, we announced a plan to spin-off our outdoor products and accessories business, pending final approval, as a tax-free dividend to our stockholders.  We expect the spin-off to be completed in the second half of calendar 2020. The spin-off will create two independent publicly traded companies: Smith & Wesson Brands, Inc. (which would encompass our firearm business) and American Outdoor Brands, Inc. (which would encompass our outdoor products and accessories business). The primary purpose of the spin-off is to enable the management team of each company to focus on its specific strategies, including (1) structuring its business to take advantage of growth opportunities in its specific markets; (2) tailoring its business operation and financial model to its specific long-term strategies; and (3) aligning its external financial resources, such as stock, access to markets, credit, and insurance factors, with its particular type of business. In connection with the proposed spin-off, we expect to incur restructuring charges of approximately $9.0 million to $12.0 million relating to legal, regulatory, and financial services, reorganization and restructuring costs, and start-up costs for the new company. Thus far, we have incurred $1.2 million of restructuring charges relating to the spin-off.

Results of Operations

Consolidated Net Sales and Gross Profit – For the Three Months Ended January 31, 2020

The following table sets forth certain information regarding consolidated net sales and gross profit for the three months ended January 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Net sales	$166,695	$162,008	$4,687	2.9%
Cost of sales	111,492	107,949	3,543	3.3%
Gross profit	$55,203	$54,059	$1,144	2.1%
% of net sales (gross margin)	33.1%	33.4%

Consolidated net sales increased $4.7 million, or 2.9%, primarily because of a change in federal excise tax treatment that resulted in a $10.1 million increase in firearm sales. In our Firearms segment, revenue for handguns increased as a result of the introduction of a new concealed carry handgun and, in our Outdoor Products & Accessories segment, an increase in shooting and hunting accessory product sales was the result of increased orders from several large national retailers. These increases were partially offset by lower sales of modern sporting rifles, hunting rifles, and camping accessory product sales.

Consolidated gross margin declined 30 basis points from the comparable quarter last year. Although gross margin dollars were not impacted as a result of the change in federal excise tax treatment described above, the gross margin percentage was negatively impacted by 220 basis points. Excluding that impact, consolidated gross margins increased by 190 basis points over the comparable quarter last year, primarily because of shipping costs that were included in cost of sales in the comparable quarter last year are now included in operating expenses because of the start-up of our new distribution center, favorable manufacturing fixed cost absorption, lower manufacturing spending, and favorable inventory valuation adjustments in our Firearms segment. The favorable impacts to gross margin were partially offset by increased promotional product discounts in Firearms, lower production of laser sights that resulted in the corresponding unfavorable manufacturing fixed-cost absorption, an increase in inventory reserves for slow moving product in our Outdoor Products & Accessories segment, and higher tariff costs on imported goods in the Outdoor Products & Accessories segment.

Firearms Segment Revenue and Gross Profit – For the Three Months Ended January 31, 2020

The following tables set forth certain information regarding Firearms revenue and gross profit for the three months ended January 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Handguns	$94,251	$84,151	$10,100	12.0%
Long Guns	24,656	30,216	(5,560)	-18.4%
Other Products & Services	8,509	9,256	(747)	-8.1%
Total Firearms Revenue	$127,416	$123,623	$3,793	3.1%
Cost of sales	91,867	89,262	2,605	2.9%
Gross profit	$35,549	$34,361	$1,188	3.5%
% of net sales (gross margin)	27.9%	27.8%

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended January 31, 2020 and 2019 (units in thousands):

Total Units Shipped	2020	2019	# Change	% Change
Handguns	310	294	16	5.4%
Long Guns	61	88	(27)	-30.7%

Sporting Goods Channel Units Shipped	2020	2019	# Change	% Change
Handguns	289	276	13	4.7%
Long Guns	58	85	(27)	-31.8%

Professional Channel Units Shipped	2020	2019	# Change	% Change
Handguns	21	18	3	16.7%
Long Guns	3	3	0	0.0%

Revenue for our handguns increased $10.1 million, or 12.0%, over the comparable quarter last year. Increases in our revenue included the above described change in federal excise tax treatment, which had a $7.8 million favorable impact on handgun revenue, and increased revenue due to the shipment of a new concealed carry handgun into our sales channel. Unit shipments into the sporting goods consumer channel increased 4.7% over the comparable quarter last year primarily because of increased shipment of new products and increased consumer firearm demand, as indicated by a 13.9% increase over the comparable quarter last year in total adjusted handgun background checks as reported to the National Instant Criminal Background Check Systems, or NICS, which we believe is a proxy for overall consumer demand. We believe that our percentage increase in sales in handguns likely did not match NICS as a result of a combination of reporting changes in certain states, timing related to new product introductions, and fulfillment of consumer demand out of channel inventory, particularly by several key strategic retailers.

Revenue for our long guns decreased $5.6 million, or 18.4%, from the comparable quarter last year, in spite of a $2.3 million increase in revenue as a result of the change in federal excise tax treatment. The decrease in revenue was due to decreased sales for our M&P modern sporting rifles as a result of decreased promotional product discounts related to bundle promotions compared to the prior year as a result of a reduction in inventory by certain strategic retailers. The decrease in revenue was also due to lower bolt action rifle sales during the current quarter as a result of offering discounts on discontinued products in the prior fiscal year as well as the timing of new product introductions later in the current fiscal year that led to lower orders early in the quarter.

Other products and services revenue decreased $747,000, or 8.1%, from the comparable quarter last year, primarily because of lower sales of component parts, handcuffs, and specialty services.

New products in our Firearms segment, defined as any new SKU not shipped in the comparable quarter last year, represented 37.0% of firearm revenue for the three months ended January 31, 2020 and included a new concealed carry M&P branded polymer pistol, many new product line extensions, and promotional product bundle kits for our M&P, Performance Center, and Thompson/Center Arms branded products.

Gross margin for the three months ended January 31, 2020 for our Firearms segment increased 10 basis points over the comparable quarter last year in spite of the negative impact of the change in federal excise tax treatment. Gross margin was negatively impacted by 240 basis points as a result of the change in federal excise tax treatment, although gross margin dollars were not impacted by that change. Excluding that tax impact, gross margin for our firearms segment increased by 250 basis points over the comparable quarter last year, primarily because of a reduction in material costs due to sourcing initiatives, shipping costs that were included in cost of sales in the comparable quarter last year that are now included in operating expenses due to the start-up of our new distribution center, favorable manufacturing fixed cost absorption, and lower manufacturing spending. The favorable impacts to Firearms gross margin were partially offset by increased promotional product discounts.

Firearm inventory balances remained relatively flat during the three months ended January 31, 2020. While inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results, it is difficult to forecast the potential impact of distributor inventories on future revenue and income since demand is impacted by many factors, including seasonality, new product introductions, news events, political events, and consumer preferences.

Outdoor Products & Accessories Segment Revenue and Gross Profit – For the Three Months Ended January 31, 2020

The following table sets forth certain information regarding Outdoor Products & Accessories segment revenue for the three months ended January 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Revenue	$43,270	$41,911	$1,359	3.2%
Cost of sales	24,750	22,564	2,186	9.7%
Gross profit	$18,520	$19,347	$(827)	-4.3%
% of net sales (gross margin)	42.8%	46.2%

For the three months ended January 31, 2020, revenue for our Outdoor Products & Accessories segment increased $1.4 million, or 3.2%, over the comparable quarter last year. Revenue increased as a result of increased shooting, hunting, and cutlery product sales that were driven by certain large national retailers, reflecting increased demand from these customers on a more consistent basis over the comparable quarter last year in the form of higher weekly replenishment orders. This normalized order cadence also increased overall sales dollars to these customers because of the reduction of bulk orders, which are typically accompanied with discounted prices. In addition, point of sale data from our large customers in these categories indicates significant growth over the comparable quarter last year, demonstrating strong consumer demand for our products in the channel. In spite of the increases in shooting, hunting, and cutlery, reduced sales to OEM customers for our laser products, recent bankruptcies and other financial instability by certain of our customers, and a decline in sales of our branded camping accessory products due to one large retailer accelerating a strategy towards its own private label brand, resulted in a lower than anticipated increase in revenue over the prior fiscal quarter.

New products represented 12.2% of Outdoor Products & Accessories segment revenue for the three months ended January 31, 2020. Our Outdoor Products & Accessories segment has a history of introducing approximately 250 to 350 new SKUs each year, the majority of which are introduced late in our third fiscal quarter.

Gross margin for the three months ended January 31, 2020 for our Outdoor Products & Accessories segment decreased 340 basis points from the comparable quarter last year, primarily because of lower production of laser sights that resulted in corresponding unfavorable manufacturing fixed-cost absorption, an increase in inventory reserves for slow moving laser products, and higher tariff costs on imported goods, partially offset by price increases and the absence of large bulk buy orders that typically have discounted prices.

Inventory in our Outdoor Products & Accessories segment increased $800,000 during the three months ended January 31, 2020. Items impacting our inventory included an increase in import tariffs, the introduction of over 250 new products during the quarter, increased sales and improved order cadence, and better management of inventory turns. With regard to concerns surrounding the coronavirus, and based on the situation as it currently stands, we believe our inventory levels will allow us to mitigate some of the impact to our business in the short term. We also believe that we will be able to obtain additional inventory to support the majority of our future business needs as nearly all of our suppliers in China have returned to work and are producing products with only occasional temporary disruptions to new orders. It is possible, however, that worsening of conditions or increased fears of a pandemic could have a renewed and prolonged effect on manufacturing or employment in China, travel to and from China, or other restrictions on imports – all of which could have a longer term effect on our sales and profitability in future periods.

Consolidated Net Sales and Gross Profit – For the Nine Months Ended January 31, 2020

The following table sets forth certain information regarding consolidated net sales and gross profit for the nine months ended January 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Net sales	444,753	$462,544	$(17,791)	-3.8%
Cost of sales	291,390	299,677	(8,287)	-2.8%
Gross profit	$153,363	$162,867	$(9,504)	-5.8%
% of net sales (gross margin)	34.5%	35.2%

Consolidated net sales decreased $17.8 million, or 3.8%, from the prior year comparable period because of lower modern sporting and hunting rifle sales in our Firearms segment and lower shooting and hunting and camping accessory sales in our Outdoor Products & Accessories segment. The decreases were partially offset by increased handgun sales in our Firearms segment and cutlery product sales in our Outdoor Products & Accessories segment. As described above, our sales were favorably impacted by the change in our federal excise tax treatment, resulting in a $20.8 million increase in revenue over the prior year comparable period.

Consolidated gross margin was negatively impacted by 170 basis points as a result of the change in federal excise tax treatment described above. Excluding that treatment, consolidated gross margin increased 100 basis points over the prior year comparable period, primarily because of the change in accounting for shipping costs as described above, a reduction in material costs due to sourcing initiatives, favorable inventory valuation adjustments, and lower manufacturing spending in our Firearms segment. Unfavorable impacts included lower margin contribution from the Outdoor Products & Accessories segment and higher promotional product discounts and unfavorable manufacturing fixed-cost absorption in our Firearms segment.

Firearms Segment Revenue and Gross Profit – For the Nine Months Ended January 31, 2020

The following tables set forth certain information regarding Firearms revenue and gross profit for the nine months ended January 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Handguns	$247,373	$230,968	$16,405	7.1%
Long Guns	63,180	81,969	(18,789)	-22.9%
Other Products & Services	26,022	27,701	(1,679)	-6.1%
Total Firearms Revenue	$336,575	$340,638	$(4,063)	-1.2%
Cost of sales	233,507	239,639	(6,132)	-2.6%
Gross profit	$103,068	$100,999	$2,069	2.0%
% of net sales (gross margin)	30.6%	29.6%

The following table sets forth certain information regarding firearm units shipped by trade channel for the nine months ended January 31, 2020 and 2019 (units in thousands):

Total Units Shipped	2020	2019	# Change	% Change
Handguns	800	772	28	3.6%
Long Guns	189	249	(60)	-24.1%

Sporting Goods Channel Units Shipped	2020	2019	# Change	% Change
Handguns	729	701	28	4.0%
Long Guns	177	236	(59)	-25.0%

Professional Channel Units Shipped	2020	2019	# Change	% Change
Handguns	71	71	0	0.0%
Long Guns	12	13	(1)	-7.7%

Revenue for our handguns increased $16.4 million, or 7.1%, primarily as a result of the change in the federal excise tax treatment described above. Excluding this change, revenue for our handguns remained relatively flat from the prior year comparable period as a result of increased promotional activity and a shift in mix to lower priced products. Favorable impacts to our handgun revenue included shipments of a new concealed carry handgun and increased shipments of Performance Center branded products, which also improved our average selling price. Although adjusted background checks for handguns reported to NICS increased 10.6% compared with the prior year comparable period, our sporting goods channel unit sales increased only 4.0% during the same period. We believe that our percentage increase in sales in handguns likely did not match NICS because of a combination of reporting changes in certain states, timing related to new product introductions, and fulfillment of consumer demand our of inventory, particularly by a few key strategic retailers. Inventory levels within the channel decreased substantially as compared to the end of our prior fiscal year as well as compared to the prior consecutive period, which demonstrates positive response in the marketplace regarding our products, and we believe we are maintaining handgun market share.

Revenue for our long guns decreased $18.8 million, or 22.9%, from the prior year comparable period, in spite of a $4.9 million increase in revenue because of a change in when we are assessed federal excise tax, primarily because of lower shipments of our M&P branded modern sporting rifles as a result of lower promotional activity in the current year as compared with the prior year comparable period and the fulfillment of consumer demand with channel inventory. In addition, bolt action rifle sales were lower than the prior year comparable period as a result of clearing discontinued products from the channel in anticipation of new products that were introduced late in our third fiscal quarter. We believe that our percentage decrease in sales likely did not match NICS because of the same reasons described above.

Other products and services revenue decreased $1.7 million, or 6.1%, from the prior year comparable period, primarily because of lower sales of component parts and handcuffs.

New products in our Firearms segment represented 29.6% of firearm revenue for the nine months ended January 31, 2020 and included a new concealed carry M&P branded polymer pistol, many new product line extensions, and promotional products bundle kits for our M&P, Performance Center, and Thompson/Center Arms branded products.

Gross margin for the nine months ended January 31, 2020 for our Firearms segment was negatively impacted 200 basis points as a result of the change in federal excise tax treatment described above. Gross margin dollars were not impacted by that tax treatment, and excluding that treatment, gross margin for our firearms segment increased by 300 basis points over the prior year comparable period, primarily because of shipping costs that were included in cost of sales in the prior year comparable period that are now included in operating expenses due to the start-up of our new distribution center, a reduction in material costs due to sourcing initiatives, favorable inventory valuation adjustments related to the release of year end manufacturing variance accruals, which were partially offset by increased standards related to material and labor cost increases, combined with improved manufacturing fixed cost absorption, lower manufacturing spending, and price increases, all of which favorably impacted Firearms gross margin by 5.0%. These favorable impacts to Firearms gross margin were partially offset by increased promotional product discounts.

Outdoor Products & Accessories Segment Revenue and Gross Profit – For the Nine Months Ended January 31, 2020

The following table sets forth certain information regarding Outdoor Products & Accessories segment revenue for the nine months ended January 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Revenue	$124,296	$135,118	$(10,822)	-8.0%
Cost of sales	73,119	73,474	(355)	-0.5%
Gross profit	$51,177	$61,644	$(10,467)	-17.0%
% of net sales (gross margin)	41.2%	45.6%

Revenue for our Outdoor Products & Accessories segment for the nine months ended January 31, 2020 decreased $10.8 million, or 8.0%, from the prior year comparable period. Revenue decreased primarily as a result of reduced sales to OEM customers for our laser products, recent bankruptcies and other financial instability by certain of our customers, and a decline in sales of our branded camping accessory products due to one large retailer accelerating a strategy towards their own private label brand. The negative impacts on revenue were partially offset by increased cutlery product sales to most major customers.

New products represented 10.3% of Outdoor Products & Accessories segment revenue for the nine months ended January 31, 2020.

Gross margin for the nine months ended January 31, 2020 for our Outdoor Products & Accessories segment was negatively impacted by 4.4% from the prior year comparable period primarily because of lower production of laser sights that resulted in the corresponding unfavorable manufacturing fixed-cost absorption and higher tariff costs on imported goods.

Consolidated Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended January 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Research and development	$3,192	$3,297	$(105)	-3.2%
Selling, marketing, and distribution	19,294	15,373	3,921	25.5%
General and administrative	21,810	27,026	(5,216)	-19.3%
Impairment of long-lived assets	—	10,396	—	N/A
Total operating expenses	$44,296	$56,092	$(11,796)	-21.0%
% of net sales	26.6%	34.6%

Research and development expenses remained relatively flat from the prior year comparable quarter. Selling, marketing, and distribution expenses increased $3.9, million partially as a result of the start-up of our new distribution center during the first quarter of fiscal 2020, which included approximately $1.1 million of shipping costs that would have been included in cost of sales in the comparable quarter last year as well as additional costs related to compensation and benefits, depreciation, property taxes, and security. In addition, increased co-op advertising expenses to strategic customers in the Firearms segment resulted in increased spending over the comparable quarter last year. This increased spending was partially offset by lower management incentive compensation costs. General and administrative expenses decreased $5.2 million because of a combination of decreased compensation related expenses in connection with the separation of our President and Chief Executive Officer, decreased costs due to the closure of our Jacksonville, Florida facility during our first fiscal quarter, and decreased bad debt expense. These increases were partially offset by increased depreciation related to our 633,000 square foot Missouri distribution center and increased expenses related to the planned spin-off of our outdoor products and accessories business, as described above. On February 26, 2020, we signed a separation agreement with our former President and Chief Executive Officer that will result in an increase to our fourth quarter general and administrative expenses by approximately $1.6 million.

The following table sets forth certain information regarding operating expenses for the nine months ended January 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Research and development	$9,410	$9,358	$52	0.6%
Selling, marketing, and distribution	55,419	42,279	13,140	31.1%
General and administrative	71,601	78,065	(6,464)	-8.3%
Impairment of long-lived assets	—	10,396	—	N/A
Total operating expenses	$136,430	$140,098	$(3,668)	-2.6%
% of net sales	30.7%	30.3%

Research and development remained flat from the prior year comparable period. Selling, marketing, and distribution expenses increased $13.1 million partially as a result of the start-up of our new distribution center during the first quarter of fiscal 2020, which included approximately $3.3 million of costs that would have been included in cost of sales in the prior year comparable period as well as additional costs related to compensation and benefits, depreciation, property taxes, and security. In addition, increased co-op advertising expenses in the Firearms segment related to strategic customers, additional targeted customer promotions in our Outdoor Products & Accessories segment, and increases related to the development of our eCommerce initiative resulted in increased spending over the prior year comparable period. General and administrative expenses decreased $6.5 million primarily as a result of decreased compensation related expenses in connection with the separation of our President and Chief Executive Officer, and decreased costs due to the closure of our Jacksonville, Florida facility, partially offset by increased professional fees, increased depreciation and compensation-related expenses related to our 633,000 square foot Missouri distribution center, and increased expenses related to the planned spin-off of our outdoor products and accessories business, as described above.

Consolidated Operating Income

The following table sets forth certain information regarding operating income for the three months ended January 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Operating income	$10,907	$(2,033)	$12,940	-636.5%
% of net sales (operating margin)	6.5%	-1.3%

Operating income for the three months ended January 31, 2020 was $10.9 million, an increase of $12.9 million from the comparable quarter last year, which included a non-cash goodwill impairment charge. Excluding the impact of the non-cash goodwill impairment, operating income increased $2.5 million, or 30.4%, over the comparable quarter last year, primarily because of favorable manufacturing fixed cost absorption, lower manufacturing spending, favorable inventory valuation adjustments, decreased compensation related expenses in connection with the separation of our President and Chief Executive Officer, decreased costs due to the closure of our Jacksonville, Florida facility during our first fiscal quarter, and decreased bad debt expense. These decreased expenses were partially offset by increased promotional product discounts, increased costs related to our 633,000 square foot Missouri distribution center, increased co-op advertising expenses to strategic customers, and increased expenses related to the planned spin-off of our outdoor products and accessories business, as described above.

The following table sets forth certain information regarding operating income for the nine months ended January 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Operating income	$16,933	$22,769	$(5,836)	-25.6%
% of net sales (operating margin)	3.8%	4.9%

Operating income for the nine months ended January 31, 2020 was $16.9 million, a decrease of $5.8 million from the prior year comparable period, which included a non-cash goodwill impairment charge. Excluding the impact of the non-cash goodwill impairment, operating income decreased $16.2 million, or 48.9%, from the prior year comparable period, primarily because of lower sales volumes, increased promotional product discounts and targeted customer promotions in our Firearms segment, increased co-op advertising expenses related to strategic customers, increased expenses related to the development of our eCommerce initiative, increased depreciation and compensation-related expenses related to our 633,000 square foot Missouri distribution center, and increased expenses related to the planned spin-off of our outdoor products and accessories business. These increased expenses were partially offset by a combination of favorable manufacturing fixed cost absorption, lower manufacturing spending, decreased compensation related expenses in connection with the separation of our President and Chief Executive Officer, and decreased costs as a result of the closure of our Jacksonville, Florida facility.

Consolidated Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended January 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Interest expense	$(2,885)	$(2,548)	$337	13.2%

During the three months ended January 31, 2020, interest expense increased by $337,000 over the comparable quarter last year as a result of increased interest on our capital lease for our Missouri campus and additional borrowings outstanding.

The following table sets forth certain information regarding interest expense for the nine months ended January 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Interest expense	$(8,551)	$(6,822)	$1,729	25.3%

During the nine months ended January 31, 2020, interest expense increased by $1.7 million over the prior year comparable period as a result of increased interest on our capital lease for our Missouri campus and additional borrowings outstanding.

Consolidated Income Taxes

The following table sets forth certain information regarding interest expense for the three months ended January 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Income tax expense	$2,273	$1,191	$1,082	90.8%
% of income from operations (effective tax rate)	28.4%	-26.3%		54.7%

Income tax expense increased $1.1 million over the comparable quarter last year as a result of higher operating income for the reasons mentioned above.

The following table sets forth certain information regarding income tax expense for the nine months ended January 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Income tax expense	$3,539	$7,399	$(3,860)	-52.2%
% of income from operations (effective tax rate)	41.9%	46.3%		-4.4%

Income tax expense decreased $3.9 million from the prior year comparable period, as a result of lower operating income and the tax effect of stock compensation. The tax rate was higher than the expected statutory rate because of the impact of non-deductible, one-time expenses relating to the spin-off.

Consolidated Net Income/(Loss)

The following table sets forth certain information regarding consolidated net income and the related per share data for the three months ended January 31, 2020 and 2019 (dollars in thousands, except per share data):

	2020	2019	$ Change	% Change
Net income/(loss)	$5,731	$(5,725)	$11,456	-200.1%
Net income/(loss) per share
Basic	$0.10	$(0.10)	$0.20	-200.0%
Diluted	$0.10	$(0.10)	$0.20	-200.0%

Excluding the impact of goodwill impairment in the prior year, net income for three months ended January 31, 2020 increased $1.1 million, or 22.7%, over the comparable quarter last year primarily as a result of the reasons discussed above, as well as increased interest expense as a result of increased interest on our capital lease for our Missouri campus and additional borrowings outstanding.

The following table sets forth certain information regarding consolidated net income and the related per share data for the nine months ended January 31, 2020 and 2019 (dollars in thousands, except per share data):

	2020	2019	$ Change	% Change
Net income	$4,916	$8,586	$(3,670)	-42.7%
Net income per share
Basic	$0.09	$0.16	$(0.07)	-43.8%
Diluted	$0.09	$0.16	$(0.07)	-43.8%

Excluding the impact of goodwill impairment in the prior year, net income decreased $14.1 million, or 74.1%, from the prior year comparable period, primarily as a result of the reasons discussed above, as well as increased interest on our capital lease for our Missouri campus and additional borrowings outstanding.

Liquidity and Capital Resources

Our principal cash requirements are to (1) finance the growth of our operations, including working capital and capital expenditures, (2) service our existing debt, and (3) fund the spin-off of our outdoor products and accessories business. Capital expenditures for material handling equipment and other capital projects to support our national logistics facility, various information technology projects, and tooling for new product offerings represent important cash needs.

The following table sets forth certain cash flow information for the nine months ended January 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Operating activities	$(25,041)	$20,745	$(45,786)	-220.7%
Investing activities	(12,302)	(26,912)	14,610	-54.3%
Financing activities	42,429	(5,223)	47,652	912.3%
Total cash flow	$5,086	$(11,390)	$16,476	-144.7%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

Cash used in operating activities was $25.0 million for the nine months ended January 31, 2020 compared with $20.7 million of cash generated for the nine months ended January 31, 2019. Cash used in operating activities for the nine months ended January 31, 2020 was negatively impacted by lower profits, an incremental $17.6 million increase in inventory over the prior year increase due to the launch of several new products late in the current fiscal quarter and the $8.2 million impact of federal excise tax included in inventory due to the launch of our new Missouri distribution center. In addition, a $13.1 million incremental reduction in payroll and incentive accruals due to the payment of higher management incentive bonuses during the period combined with lower profitability and the separation of our President and Chief Executive Officer, and a $4.3 million incremental decrease in accounts payable due to timing. Consistent with our historical seasonal inventory trends, we expect inventory in both of our segments to decline throughout our fourth fiscal quarter.

Investing Activities

Cash used in investing activities decreased $14.6 million for the nine months ended January 31, 2020 from the prior year comparable period. We recorded capital expenditures of $11.8 million for the nine months ended January 31, 2020, $14.2 million lower than the prior year comparable period due to increased spending in the prior year related to our national distribution center. We currently expect to spend between $15.0 million and $20.0 million on capital expenditures in fiscal 2020, a decrease of $13.9 million to $18.9 million, as compared with $33.9 million in capital expenditures in fiscal 2019.

Financing Activities

Cash provided by financing activities was $42.4 million for the nine months ended January 31, 2020 compared with cash used in financing activities of $5.2 million for the nine months ended January 31, 2019. Cash provided by financing activities during the nine months ended January 31, 2020 was primarily a result of $50.0 million borrowings on our credit facility to support cash needed for operations. See below regarding the repayment of our Term Loan and Senior Notes with proceeds from our Revolving Line during the three months ended January 31, 2020.

Capital Lease – In fiscal 2017, we announced a plan to establish a national logistics facility in Boone County, Missouri. We ultimately plan to rely on this logistics facility for substantially all of our product distribution. In fiscal 2018, we broke ground on this new 633,000 square foot facility, which was completed in November 2018 and will become fully operational over the course of the remainder of fiscal 2020. As part of the completion of the building, we entered into a lease agreement with the developer of the building for $46.2 million. The lease has an effective interest rate of approximately 5.0% and is payable in 240 monthly installments through fiscal 2039. Upon the commencement of this lease, leases were accounted for under the provisions of ASC 840-10, Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Based on our evaluation under ASC 840-10, we determined that the lease qualified as a capital lease because the net present value of future lease payments exceeded 90% of the fair market value of the leased building. The building is pledged to secure the amounts outstanding. During the nine months ended January 31, 2020, we paid $629,000 in principal payments relating to this capital lease. In November 2019, we announced a plan to spin off the outdoor products and accessories business of the company resulting in two independent companies: Smith & Wesson Brands, Inc. (which would encompass our firearm business) and American Outdoor Brands, Inc. (which would encompass our outdoor products and accessories business).  The lease is currently held by the corporation that will be named Smith & Wesson Brands, Inc. and is expected to remain that way after the spin-off. It is expected, however, that American Outdoor Brands, Inc. will become a sub-lessor of the facility, although negotiations on those matters have not yet been completed.

Credit Facilities – On June 15, 2015, we and certain of our domestic subsidiaries entered into an unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan. The Term Loan was paid in full on November 19, 2019 with proceeds from the Revolving Line. The Revolving Line provides for availability for general corporate purposes, with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. On October 27, 2016, we entered into a second amendment to our Credit Agreement, or the Second Amendment, which, among other things, increased the Revolving Line to $350.0 million, increased the option to expand the credit commitment to an additional $150.0 million, and extended the maturity of the Revolving Line from June 15, 2020 to October 27, 2021. On November 22, 2019, we entered into a fifth amendment to our Credit Agreement, or the Fifth Amendment, which, among other things, provides the Lenders’ consent to the spin-off of the outdoor products and accessories business, provided that certain financial conditions are satisfied, including (x) granting the Lenders security interest in the assets of the remaining business, (y) reducing the Revolving Line to $250.0 million at the time of the spin-off, and (z) reducing the option to expand the credit agreement to $50.0 million at the time of the spin-off. Other than the changes described in the Second and Fifth Amendments, we otherwise remain subject to the terms of the Credit Agreement, as described below.

As of January 31, 2020, we had $200.0 million of borrowings outstanding on the Revolving Line, which bore interest at 3.92%, which is equal to the LIBOR rate plus an applicable margin.

We were required to obtain interest rate protection on the Term Loan covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement, which required us to pay interest at a defined rate of 1.56% while receiving interest at a defined variable rate equal to the one-month LIBOR rate. This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan, which was subject to change based on changes in our consolidated leverage ratio. In accordance with the repayment of the Term Loan on November 19, 2019, the interest rate swap was terminated resulting in a realized gain of approximately $40,000.

2020 Senior Notes - On February 28, 2018, we issued an aggregate of $75.0 million of the 2020 Senior Notes to various institutional investors pursuant to the terms and conditions of an indenture, or the 2020 Senior Notes Indenture, and purchase agreements. The 2020 Senior Notes bore interest at a rate of 5.000% per annum payable on February 28 and August 28 of each year, beginning on August 28, 2018. We incurred $158,000 of debt issuance costs related to the issuance of the 2020 Senior Notes. On January 6, 2020, or the Redemption Date, we redeemed 100% of the principal amount of the 2020 Senior Notes, plus accrued and unpaid interest to, but not including, the Redemption Date, with proceeds from the Revolving Line. As part of the redemption, we wrote off $42,000 of debt issuance costs related to the 2020 Senior Notes.

The Credit Agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. We were in compliance with all debt covenants as of January 31, 2020.

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

As of January 31, 2020, we had $46.1 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended January 31, 2020, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding. We enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk associated with our variable rate debt. We may be exposed to credit and market risks, including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our co-Chief Executive Officers and Chief Financial Officer concluded that, as of January 31, 2020, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our co-Chief Executive Officers and Chief Financial Officer have concluded that, as of January 31, 2020, our disclosure controls and procedures were effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of January 31, 2020, we had no authorized share repurchase programs.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (immediately preceding the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

INDEX TO EXHIBITS

10.113(b)

Fifth Amendment to Credit Agreement, dated as of November 22, 2019, among the Registrant, American Outdoor Brands Sales Company, and Smith & Wesson Inc., as Borrowers, the subsidiaries of the Borrowers party thereto, as the guarantors, the lenders party thereto, and TD Bank, N.A., as Administrative Agent and Swingline Lender (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Co-Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Co-Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

31.4	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer

32.1	Section 1350 Certification of Co-Principal Executive Officer

32.2	Section 1350 Certification of Co-Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

32.4	Section 1350 Certification of Principal Accounting Officer

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

(1)	Incorporated by reference to the Registrant’s Form 8K filed with the SEC on November 26, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN OUTDOOR BRANDS CORPORATION, a Nevada corporation

Date: March 5, 2020	By:	/s/ Mark P. Smith

Co-President and Co-Chief Executive Officer

Date: March 5, 2020	By:	/s/ Brian D. Murphy

Co-President and Co-Chief Executive Officer

Date: March 5, 2020	By:	/s/ Jeffrey D. Buchanan
Jeffrey D. Buchanan
Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer

Date: March 5, 2020	By:	/s/ Deana L. McPherson
Deana L. McPherson
Vice President, Chief Accounting Officer, Corporate Controller, and Assistant Treasurer