Form 10-K
period 2020-04-30
SMITH & WESSON BRANDS, INC.
filed 2020-06-19
CIK 1092796

P moop

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

Commission file number 1-31552

Smith & Wesson Brands, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0543688
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2100 Roosevelt Avenue

Springfield, Massachusetts 01104

(800) 331-0852

(Address including zip code, and telephone number,

including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	Trading	Symbols	(Name of Each Exchange on Which Registered)
Common Stock, Par Value $.001 per Share		SWBI	Nasdaq Global Select Market

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

The aggregate market value of Common Stock held by non-affiliates of the registrant (47,560,970 shares) based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on October 31, 2019, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $332,064,156. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of June 16, 2020, there were outstanding 55,520,481 shares of the registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SMITH & WESSON BRANDS, INC

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2020

TABLE OF CONTENTS

		Page
	PART I
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	21
ITEM 1B.	UNRESOLVED STAFF COMMENTS	48
ITEM 2.	PROPERTIES	48
ITEM 3.	LEGAL PROCEEDINGS	48
ITEM 4.	MINE SAFETY DISCLOSURES	48

	PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	49
ITEM 6.	SELECTED FINANCIAL DATA	51
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	52
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	67
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	67
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	67
ITEM 9A.	CONTROLS AND PROCEDURES	67
ITEM 9B.	OTHER INFORMATION	71

	PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	71
ITEM 11.	EXECUTIVE COMPENSATION	71
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	71
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	71
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	71

	PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	72
SIGNATURES		76
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS		F-1

EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2
EX-32.3
EX-32.4

Airlite®, Airweight®, Allied Forces®, America’s Master Gunmaker®, Armornite®, Arrow®, Aurora-II®, Blast Jacket®, Bodyguard®, Chiefs Special®, Compass®, Contender®, Dimension®, Encore®, EZ®, G-Core®, Gemtech®, GM®, Governor®, Halo®, Integra®, Lunar®, Lever Lock®, M&P®, M&P Shield®, Magnum®, Mist-22®, Mountain Lite®, Number 13®, Performance Center®, Power Rod®, Put A Legend On Your Line®, QLA®, Quickmount®, SW22 Victory®, S&W®, Smith & Wesson®, Smith & Wesson Precision Components®, Speed Breech®, Speed Breech XT®, T17®, T/C ®, T/CR22®, The Professional’s Choice for Decades®, Trek®, Triumph®, Viper®, Weather Shield®, World Class Silencer®, 1st Response®, 24/7®, Accumax®, Ammo Vault®, Black Ops®, BOG®, Boneyard®, Bubba®, Bubba Blade®, Caldwell®, Deadshot®, Deathgrip®, Delta Series®, Delta Force®, E-MAX®, Extreme Ops®, F.A.T. Wrench®, Fieldpod®, Flexware®, Frankford Arsenal®, Frontier®, Galaxy®, Golden Rod®, Great Divide®, Grip A Legend®, Gun Butler®, Homeland Security®, Hooyman®, H.R.T.®, Hydrosled®, Imperial®, Intellidropper®, Key Gear®, Jolt®, Lead Sled®, Lockdown®, M-Press®, M.A.G.I.C.®, Mag Charger®, Magnum Rifle Gong®, Night Guard®, Night Terror®, Nitro®, Old Timer®, One Cut and You’re Through®, Orange Peel®, Outback®, Pico Light®, S.W.A.T.®, Safe-T-Lock®, Schrade®, Schrade Tough®, Search & Rescue®, Sharpfinger®, Special Ops®, Special Tactical®, Stable Table®, Sure-Lock®, Switcheroo®, Switch-it®, Tack Driver®, Tipton®, U-Dig-It®, Ultra Glide®, Uncle Henry®, Wheeler®, XLA Bipod®, Complete Focus®, Crimson Trace®, Kryptonyte®, Lasergrips®, Laserguard®, Laserlyte®, Lightguard®, LINQ®, Quick Tyme®, Rail Master®, Reaction Tyme®, Rumble Tyme®, Score Tyme®, Shockstop®, Steel Tyme®, Trigger Tyme®, and Triple Tyme® are some of the registered U.S. trademarks of our company or one of our subsidiaries. American Outdoor Brands Corporation™,  460XVR™, Alpine™, C.O.R.E.™, Dagger™, GMT-Halo™, Impact!™, M2.0™, One™, Patrolman™, Pro Hunter FX™, S&W500™, SDVE™, Shield™, Strike™, SW1911™, Thompson/Center Arms™, Tracker™, Venture™, Victory™, World Class Ammunition™, Adrenaline™, Bloodmoon™, Built for Generations™, Clandestine™, Dominion™, Don’t Settle for Average. Demand Perfection™, Duro™, Engineered for the Unknown™, Field General™, Flex Change™, It’s not protected unless it’s on LOCKDOWN™, Learn and Live™, Lockdown Puck™, Magnum Magnet™, MEAT!™, MEAT Your Maker!™, Officer™, On the Edge of Adventure™, Pile Driver™, Stinger™, Survival Born, Adventure Ready™, Secure Your Lifestyle™, The Ultimate Lifestyle™, Triple Play™, Tunnel Vision™, Unmatched Accuracy at the Bench and in the Field™, UST™, Velociradar™, Water to Plate™, Your Land. Your Legacy™, Accu-Guard™, Accu-Grips™, Dart Tyme™, Defender Series™, Instant Activation™, Instinctive Activation™, Lasersaddle™, Master Series™, MOC™, and Popper Tyme™, are some of the unregistered trademarks of our company or one of our subsidiaries.

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

Statement Regarding Forward-Looking Information

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained or incorporated herein by reference in this Annual Report on Form 10-K, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Annual Report on Form 10-K include statements regarding the impact, if any, of statements regarding our objectives, goals, strategies, plans, and focus; our belief that separating our outdoor products and accessories business from our firearm business and forming a new company to conduct the outdoor products and accessories business will enable the management team of each company to focus on its specific strategies; our expectation to receive an opinion from counsel to the effect that, among other things, the Transfer will qualify as a transaction that is tax-free for U.S. federal income tax purposes, except to the extent of any cash received in lieu of fractional shares; our estimation that the annual domestic non-military firearm market based on industry shipments is approximately $2.1 billion for handguns and $1.8 billion for long guns, excluding shotguns, with our market share in calendar 2019, based on the latest data, being approximately 15.1% and 5.2%, respectively; our belief that we will drive customer satisfaction and loyalty by offering high-quality, innovative products on a timely and cost-effective basis; our intent to pursue and challenge infringements of our intellectual property; our anticipation that we will continue to incur significant capital and other expenditures with respect to the Springfield facility; our plan to continue to expand our brand recognition and product loyalty through social media and our websites; our anticipation that our advertising, marketing, and promotional efforts will increase in the foreseeable future; our anticipation that we will increasingly rely on other forms of media advertising; our expectation to incur restructuring charges of approximately $9.0 million to $12.0 million relating to legal, regulatory, and financial services, reorganization and restructuring costs, and start-up costs for the new company, in connection with the proposed spin-off; net sales, margins, expenses, earnings, royalties, and capital expenditures for fiscal 2020 and thereafter; the amount of environmental and other reserves; estimates of fair value; goodwill and intangible assets; the effect of a variety of economic, social, political, legislative, and regulatory factors on our business; the outcome of the lawsuits and claims to which we are subject and their effect on us; future investments for capital expenditures; future products and product developments; the features and performance of our products; the success of particular product or marketing programs; any manufacturing partnerships, strategic alliances, or acquisitions we may enter into or make; future enterprise resource planning implementations and system improvements; future enhancements to our manufacturing capabilities; the successful operational implementation of our new national logistics facility; the benefits of our new national logistics facility; and liquidity and anticipated cash needs and availability. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Annual Report on Form 10-K reflect our views as of the date of this Annual Report on Form 10-K about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among other, economic, social, political, legislative, and regulatory factors; the potential for increased regulation of firearms and firearms-related products; actions of social activists that could have an adverse effect on our business; the impact of lawsuits; the demand for our products; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; our competitive environment; the supply, availability, and costs of raw materials and components; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; our penetration rates in new and existing markets; our strategies; the completion of our proposed spin-off and the operations and performance of the two separate companies thereafter; our ability to maintain and enhance brand recognition and reputation; risks associated with the establishment of our new 633,000 square foot national logistics facility including the expected benefits; our ability to introduce new products; the success of new products; our ability to expand our markets; our ability to integrate acquired businesses in a successful manner; the general growth of our outdoor products and accessories business; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including the factors discussed under Item 1A, “Risk Factors.”

PART I

Item 1. Business

Introduction

General

We are a leading manufacturer, designer, and provider of consumer products for the shooting, hunting, and rugged outdoor enthusiast. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States and an active participant in the hunting rifle and suppressor markets. We are also a leading provider of outdoor products and accessories encompassing hunting, fishing, camping, shooting, and personal security defense products for rugged outdoor enthusiasts. We have two reporting segments: (1) Firearms and (2) Outdoor Products & Accessories.

Smith & Wesson was founded in 1852 by Horace Smith and Daniel B. Wesson. Mr. Wesson purchased Mr. Smith’s interest in 1873. The Wesson family sold Smith & Wesson Corp., our wholly owned subsidiary, to Bangor Punta Corp. in 1965. Lear Siegler Corporation purchased Bangor Punta in 1984, thereby acquiring ownership of Smith & Wesson Corp. Forstmann Little & Co. purchased Lear Siegler in 1986 and sold Smith & Wesson Corp. shortly thereafter to Tomkins Corporation, an affiliate of U.K.-based Tomkins PLC. We purchased Smith & Wesson Corp. from Tomkins in May 2001 and renamed our company Smith & Wesson Holding Corporation. In January 2017, we changed the name of our company from Smith & Wesson Holding Corporation to American Outdoor Brands Corporation to better reflect our then expanding strategic focus on the growing markets for shooting, hunting, and rugged outdoor enthusiasts. At the time, we believed that the name “American Outdoor Brands Corporation” better reflected our family of brands, our broad range of product offerings, and our plans to continue building upon our portfolio of strong American brands with two reporting segments.

On November 13, 2019, we announced that we were proceeding with a plan to spin-off our outdoor products and accessories business, or the Separation, and create an independent publicly traded company to conduct that business. We believe that separating our outdoor products and accessories business from our firearm business and forming a new company to conduct the outdoor products and accessories business will enable the management team of each company to focus on its specific strategies, including, among others, (1) structuring its business to take advantage of growth opportunities in its specific markets, (2) tailoring its business operation and financial model to its specific long-term strategies, and (3) aligning its external financial resources, such as stock, access to markets, credit, and insurance factors, with its particular type of business. In our view, the Separation is in the best interests of our company and our stockholders and would create two industry-leading companies with attributes that best position each company for long-term success. In preparation for the Separation, on May 29, 2020, we changed our name to Smith & Wesson Brands, Inc., and on June 1, 2020, we changed the name of the company that will operate our outdoor products and accessories business through its subsidiaries to American Outdoor Brands, Inc., or AOUT.

Subject to the satisfaction or waiver of certain conditions, the Separation will be completed by way of the transfer of all of the assets and legal entities, subject to any related liabilities, associated with our outdoor products and accessories business to AOUT or its subsidiaries, or the Transfer, and the pro rata distribution, or the Distribution, of all of the outstanding shares of AOUT common stock to our stockholders of record as of the close of business on the record date of the Distribution.  Each of our stockholders will receive shares of AOUT common stock for the shares of our common stock held by such stockholders as of the close of business on the record date, so that our stockholders would own stock of our company as well as 100% of the stock of AOUT and we will retain no ownership interest in that company.  We expect to receive an opinion from counsel to the effect that, among other things, the Transfer will qualify as a transaction that is tax-free for U.S. federal income tax purposes, except to the extent of any cash received in lieu of fractional shares.  The Distribution does not require the approval of our stockholders.  Our common stock will continue to trade on the Nasdaq Global Select Market under the ticker symbol “SWBI,” and AOUT has applied to have its shares of common stock listed on the Nasdaq Global Market under the ticker symbol “AOUT.”  The Separation is subject to the satisfaction or waiver of certain conditions, and we cannot provide any assurance that we will complete the Separation.

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

Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us,” and “our company” refer to Smith & Wesson Brands, Inc. and its consolidated subsidiaries. “Common stock” refers to the common stock, par value $.001 per share, of our company. Our fiscal year ended on April 30, 2020.

Firearms Division

Firearms - Introduction

In our Firearms division, we manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, bolt action rifles, and muzzleloaders), handcuffs, suppressors, and other firearm-related products for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our firearm products under the Smith & Wesson, M&P, Performance Center, Thompson/Center Arms, and Gemtech brands. We manufacture our firearm products at our facilities in Springfield, Massachusetts, Houlton, Maine, and Deep River, Connecticut. We also sell our manufacturing services to other businesses to level-load our factories. We sell those services under our Smith & Wesson and Smith & Wesson Precision Components brands.

Our objective in our Firearms division is to continue to strengthen our position as one of the world’s leading firearm manufacturers. Key elements of our strategy to achieve this objective and deliver long-term stockholder value are as follows:

•	drive organic growth by leveraging our brands and maintaining a robust product pipeline to increase market share in markets in which we participate and expand into adjacent and complementary markets;
•

design, produce, and market high-quality, innovative firearms and related accessories that meet the needs and desires of our consumer and professional customers and that drive customer satisfaction and loyalty;

•	create a leverageable infrastructure by streamlining and standardizing our business operations, including optimizing product distribution; and
•	reduce our leverage and deploy our cash flow in such a manner so as to maximize return on invested capital.

We estimate that the annual domestic non-military firearm market based on industry shipments is approximately $2.1 billion for handguns and $1.8 billion for long guns, excluding shotguns, with our market share in calendar 2019, based on the latest data, being approximately 15.1% and 5.2%, respectively. According to 2018 reports by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, or ATF, the U.S. firearm manufacturing industry has shown a minimal annual decline in firearms manufactured between 2013 and 2018 in spite of individual years in which units manufactured have grown as much as 23.0% in one year.

Our net sales were $678.4 million for the fiscal year ended April 30, 2020; $638.3 million for the fiscal year ended April 30, 2019; and $606.9 million, for the fiscal year ended April 30, 2018. Our gross profit for the fiscal years ended April 30, 2020, 2019, and 2018 totaled $234.7 million, $226.2 million, and $195.8 million, respectively. Total assets were $729.0 million as of April 30, 2020; $766.8 million as of April 30, 2019; and $745.1 million as of April 30, 2018.

Firearms - Strategy

Our objective is to continue to strengthen our position as one of the world’s leading firearm manufacturers. Key elements of our strategy to achieve this objective are as follows:

Drive Organic Growth by Leveraging Brands and Designing Innovative New Products.

We are focused on driving organic growth by ensuring a robust new product pipeline and leveraging our brands to help us to increase market share in markets in which we participate and to expand into adjacent and complementary markets by (1) capitalizing on the goodwill developed through our historic 168 year old “Smith & Wesson” brand as well as our extensive portfolio of other well-known brands, such as M&P, Performance Center, Thompson/Center Arms, and Gemtech; (2) enhancing our relationships with key retailers, distributors, and buying groups and using our standard margin advantage to engage in competitive promotional activities; and (3) introducing new products, especially in the polymer handgun market as represented by our M&P brand. During the last two fiscal years, we have introduced numerous new products, including variations and product lines around the Smith & Wesson, M&P, Thompson/Center, Gemtech, and Performance Center brands. We plan to continue to introduce new firearm products in fiscal 2021.

Design, Produce, and Market High-Quality Products that Drive Customer Satisfaction and Loyalty.

We are focused on designing, producing, and marketing high-quality, innovative firearms and related accessories that meet the needs and desires of our consumer and professional customers and that drive customer satisfaction and loyalty.  Our ongoing research and development, product engineering, product sourcing, marketing, and distribution activities are critical components of our ability to offer successful products. We believe that by offering high-quality products and services on a timely and cost-effective basis, as well as providing world-class customer service, training, and support, we will drive customer satisfaction and loyalty.  We regard our high-quality, innovative products as the most important aspect of our customer satisfaction and loyalty, but we also offer customer service and support with various programs, such as toll-free customer support numbers, e-mail customer question and answer communications, broad service policies, and product warranties.

Create a Leverageable Infrastructure by Streamlining and Standardizing our Business Operations, including Optimizing Product Distribution.

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

Reduce our Leverage and Deploy our Cash Flow in Such a Manner so as to Maximize Return on Invested Capital.

From fiscal 2015 through fiscal 2019, we generated $526.0 million in cash from operations.  During that same period, we invested $396.7 million in cash on acquisitions and $145.0 million in cash to acquire property, equipment, and patents; increased our borrowings by $56.4 million; and repurchased $80.0 million of our outstanding stock.  Following the Separation, we plan to focus on developing, growing, and protecting our iconic firearm brands and using our cash flow from operations on actions that will maximize our return on invested capital, including (1) continuing to invest as needed for organic growth, especially in machinery, equipment, and new product development; (2) reducing our leverage; and (3) returning excess capital to our stockholders.  We intend to deemphasize all inorganic investment activities.

Firearm - Products

Introduction

Our firearm products combine our legacy of 168 years of American manufacturing and engineering expertise with modern technological advances. We strive to leverage our tradition of innovation in materials, performance, and engineering, along with our proven history of reliability, to produce feature-rich, safe, durable, accurate, and high-performing firearms that satisfy the needs of our broad range of customers. Our introduction of new firearm products is intended to enhance our competitive position and broaden our participation in the overall firearm market.

We have substantially enhanced the breadth and quality of our portfolio of firearm products over the years. We have always been a leader in the revolver market. The introduction of our popular M&P branded pistol in January 2005 resulted in our company becoming one of the leaders in the polymer pistol market as well, serving both the consumer sporting goods market and law enforcement agencies. The launch of our M&P branded modern sporting rifle in January 2006 has enabled us to capture what we estimate is the leading share of the modern sporting rifle market. The addition of our Thompson/Center Arms brand of hunting firearms and interchangeable firearm systems into our product portfolio in January 2007 enhanced our long gun barrel manufacturing capabilities for our modern sporting rifles. The addition of our Gemtech branded suppressor products in August 2017 expanded our firearm-related product offerings. Our suppressors are compatible with most pistols and rifles on the market and complement our firearm products. We currently participate in three categories of the long gun market: bolt action rifles, muzzleloaders, and modern sporting rifles; and both core categories of the handgun market: semi-automatic pistols and revolvers.

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

In fiscal 2020, we further expanded our Smith & Wesson branded products by introducing the Model 648 revolver, chambered in 22 Winchester Magnum, a stainless-steel revolver available in 6” barrel and eight shot capacity. The Patridge front sight and adjustable rear sight make it a perfect choice for any competition or recreational shooter.

In fiscal 2020, we introduced several additions and enhancements to our popular line of M&P branded pistols, most notably the M&P9 Shield EZ. This high-demand firearm stays true to what made the EZ platform so popular and is now offered in the powerful 9mm caliber.  In the M&P M2.0 product platform, we introduced the subcompact series chambered in 9mm, 40 S&W, and 45 AUTO calibers. The subcompact embodies all of the M2.0 features, including a lighter, more crisp trigger with tactile and audible reset, as well as an aggressive grip texture for increased control and four interchangeable palmswell grip sizes. The M&P M2.0 subcompact is the perfect fit for someone looking for an easy to conceal and carry firearm, but wants more capacity.

Our customers continue to demand premium firearms that provide a competitive edge in sport shooting and hunting. Our Performance Center products are engineered and manufactured to meet this need and they incorporate many custom features not found in our standard products, such as enhanced triggers for smoother trigger pull, ported barrels for better muzzle control, and specialty sights for quicker target acquisition. During fiscal 2020, we introduced the Performance Center M&P M2.0 C.O.R.E. series pistols. Among several enhancements, these pistols feature cuts in the slide allowing consumers to mount their favorite red dot optic for target and competition shooting.

Within our Thompson/Center Arms branded products, we continued to focus on expanding our bolt-action rifle business while maintaining our leadership in muzzleloaders and interchangeable systems. During fiscal 2020, we launched the new Compass II platform – Compass Utility, Compass II, and Compass II Compact. The Compass II boasts a new, improved trigger and comes with Thompson/Center’s M.O.A. accuracy guarantee. Each of these categories are available with or without scopes. In addition, we expanded our Venture line of bolt-action rifles with the introduction of the Venture II, which offers a threaded barrel, an improved trigger, and is chambered in 350 Legend.

Within our Gemtech line of suppressors we introduced the Lunar 9 suppressor, our quietest and most versatile 9mm suppressor to date. The Lunar 9 suppressor includes our latest baffle design and offers users two configurations, the ultra-quiet full-length 7” configuration, and the ultra-compact 4.7” configuration. The Lunar 9 suppressor can be used on the vast majority of popular 9mm handguns, pistol caliber carbines, and 300BLK host firearms.

Firearms net sales for the years ended April 30, 2020, 2019, and 2018 were $526.0 million, $478.5 million, and $449.0 million, respectively. Firearm gross profit for the years ended April 30, 2020, 2019, and 2018 totaled $164.2 million, $152.8 million, and $123.2 million, respectively. Total assets for our firearms business totaled $469.1 million and $389.7 million as of April 30, 2020 and 2019, respectively. Refer to our consolidated financial statements, commencing on page F-1 of this report, for more information regarding our firearm business.

Sales of our handguns accounted for $390.7 million, or 57.6%, of total net sales for the fiscal year ended April 30, 2020; $336.9 million, or 52.8%, of total net sales for the fiscal year ended April 30, 2019; and $326.3 million, or 53.8%, of total net sales for the fiscal year ended April 30, 2018. Sales of long guns accounted for $101.5 million, or 15.0%, of total net sales for the fiscal year ended April 30, 2020; $107.7 million, or 16.9%, of total net sales for the fiscal year ended April 30, 2019; and $90.2 million, or 14.9%, of total net sales for the fiscal year ended April 30, 2018. Sales of other products and services accounted for $33.8 million, or 5.0%, of total net sales for the fiscal year ended April 30, 2020; $33.9 million, or 5.3%, of total net sales for the fiscal year ended April 30, 2019; and $32.5 million, or 5.4%, of total net sales for the fiscal year ended April 30, 2018.

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

Our small-frame revolvers have been carried by law enforcement personnel and personal defense-minded citizens for 168 years. We hold a number of patents on various firearm applications, including the use of scandium, a material that possesses many of the same attributes as titanium but at a more reasonable cost. Our revolvers are available in a variety of models and calibers, with applications in virtually all professional and consumer markets.

We offer pistols under our Smith & Wesson, M&P, and Performance Center brands. Our full size and compact M&P pistol products have been engineered with input from professional users and are designed to offer performance, safety, and durability that meet the standards of global law enforcement and military personnel, as well as features attractive to consumers. We believe that our M&P branded pistol products are the most ergonomic, feature-rich, and innovative products on the market today. Our range of full size and compact M&P pistol products are made with a polymer frame, a rigid stainless-steel chassis, and a black, through-hardened corrosion resistant finished stainless-steel barrel and slide for durability. Our M&P pistol products feature patented and easily changed palmswell grips in three or four sizes, allowing the user to customize grips in a matter of seconds; a passive trigger safety to prevent the pistol from firing if dropped; an enlarged trigger guard to accommodate gloved hands; a sear lever release that eliminates the need to press the trigger in order to disassemble the firearm; an ambidextrous slide stop and reversible magazine release to accommodate right- and left-handed shooters; an optional internal locking system and magazine safety; and a universal equipment rail to allow the addition of accessories, including lights and lasers.

In fiscal 2012, we launched the M&P Shield pistol to address the growing personal protection and concealed carry market. The M&P Shield features a slim concealable profile, 9mm, 380 Auto, 40 S&W, and 45 Auto calibers, and M&P ergonomics. We introduced additional M&P Shield models during fiscal 2020. We believe the M&P Shield pistol is one of the most popular firearms in the market, having surpassed the three millionth unit shipped in fiscal 2019.

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

We manufacture three lines of bolt-action rifles under our Thompson/Center Arms brand with several models in each line. These long guns are offered in over nine different calibers. Bolt-action rifles operate by the cycling of a bolt handle that allows for both the loading and unloading of rounds via a magazine fed system. This design allows for multi-round capacity and a level of strength that supports larger calibers. Our bolt-action rifles feature 5R rifling and a minute of angle guarantee. We offer compact rifles for shooters of smaller stature. Bolt-action rifles are the most popular firearm among hunters because of their reputation for accuracy, reliability, and relatively light-weight design.

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

We offer two models of interchangeable, single-shot firearm systems that deliver numerous gun, barrel, and caliber configurations and finishes. These firearm systems can be purchased fully assembled or as frame assemblies that can be configured by the owner as a center-fire rifle, rim-fire rifle, shotgun, black powder firearm, or single-shot handgun for use across the entire range of big- and small-game hunting. As a result, a firearm owner can easily change barrels, stocks, and forends, resulting in “one gun for all seasons” that can be continuously modified to suit the needs and tasks of the owner for various forms of sport shooting and hunting.

Other Products and Manufacturing Services

Our other products and manufacturing services in the firearms division include the following:

Parts: We sell parts to support our firearm business, including barrels and magazines that are manufactured at our facilities or purchased through third parties.

Handcuffs: We are one of the largest manufacturers of handcuffs and restraints in the United States. We fabricate these products from the highest-grade carbon or stainless steel. Our patented Lever Lock cuffs offer a double-locking system for added security and comfort, without extra tools or keys. Double heat-treated internal locks help prevent tampering, and smooth ratchets allow for swift cuffing and an extra measure of safety. We have the ability to customize handcuffs to fit customer specifications.

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

Outdoor Products & Accessories (OP&A) Division

OP&A - Introduction

We are a leading provider of outdoor products and accessories encompassing hunting, fishing, camping, shooting, and personal security and defense products for rugged outdoor enthusiasts. We conceive, design, produce or source, and sell products and accessories, including shooting supplies, rests, vaults, and other related accessories; premium sportsman knives and tools for fishing and hunting; land management tools for hunting preparedness; harvesting products for post-hunt or post-fishing activities; electro-optical devices, including hunting optics, firearm aiming devices, flashlights, and laser grips; reloading, gunsmithing, and firearm cleaning supplies; and survival, camping, and emergency preparedness products.  We develop and market our products at our facility in Columbia, Missouri and contract for the manufacture and assembly of most of our products with third parties located in Asia. We also manufacture some of our electro-optics products at our facility in Wilsonville, Oregon.

We focus on our brands and the establishment of product categories in which we believe our brands will resonate strongly with the activities and passions of consumers and enable us to capture an increasing share of our overall addressable markets. Our owned brands include Caldwell, Wheeler, Tipton, Frankford Arsenal, Hooyman, BOG, MEAT!, Uncle Henry, Old Timer, Imperial, Crimson Trace, LaserLyte, Lockdown, UST, BUBBA, and Schrade, and we license from our Firearms division for use in association with certain products that we sell, including M&P, Smith & Wesson, Performance Center by Smith & Wesson, and Thompson/Center Arms.  In focusing on the growth of our brands, we organize our creative, product development, sourcing, and e-commerce teams into four brand lanes, each of which focuses on one of four distinct consumer verticals – Marksman, Defender, Harvester, and Adventurer – with each of our brands included in one of the brand lanes. Our sales activities focus on our various distribution channels, which we refer to as classes of trade, such as online retailers, specialty retailers, dealers, distributors, and direct to consumer.

Our Marksman brands address product needs arising from consumer activities that take place primarily at the shooting range and where firearms are cleaned, maintained, and worked on. Our Defender brands include products that help consumers aim their firearms more accurately, including situations that require self-defense, and products that help secure, store, and maintain connectivity to those possessions that some consumers would consider to be high value or high consequence. Our Harvester brands focus on the activities hunters typically engage in, including hunting preparation, the hunt itself, and the activities that follow a hunt, such as meat processing. Our Adventurer brands include products that help enhance consumers’ fishing and camping experiences.

Our objective in our OP&A division is to enhance our position as a leading provider of high-quality and innovative outdoor products and accessories for the hunting, fishing, camping, shooting, personal security and defense, and other rugged outdoor markets and to expand our addressable market into carefully selected new product arenas. Key elements of our strategy to achieve this objective and deliver long-term stockholder value are as follows:

•

introduce a continuing stream of innovative new and differentiated rugged outdoor products and product extensions that appeal to consumers and achieve market acceptance and drive customer satisfaction and loyalty;

•	expand the size of our addressable market by appealing to new and larger consumer audiences in new product categories outside the rugged outdoor market;
•	cultivate and enhance direct-to-consumer relationships through our digital platforms;
•	expand and enhance our supply chain; and
•	pursue acquisitions that financially and strategically complement our current business.

Throughout our history, we believe that we have been able to utilize our understanding of consumer needs to develop and introduce innovative new disruptive products with strong intellectual property protection that have continually increased our market share in their product categories, such as our Lead Sled, which we believe represents a substantial portion of the market share in the shooting rest category. Since the acquisition of Battenfeld Technologies, Inc. in 2014 as a stock transaction in which we acquired key brands like Caldwell, Wheeler, Tipton, Frankford Arsenal, and Lockdown, we have enhanced our product development capabilities, developed a multi-faceted marketing approach, improved our multi-channel distribution platform, and expanded and diversified our business through organic growth and strategic acquisitions.

The following table sets forth information regarding the brands and products added to our operations through acquisitions in the fiscal years indicated:

Name, Original Location, and Developments	Type of Acquisition	Fiscal Year	Product Brands	Produced Products

Hooyman, LLC, Appleton, Wisconsin (operated out of our Columbia, Missouri facility)	Asset	2015	Hooyman	Extendable tree saws for the hunting and outdoor industry

PowerTech, Inc., Collierville, Tennessee (operated out of our Columbia, Missouri facility)	Asset	2016	Smith & Wesson, M&P	Tactical flashlights, universal LED lights, and pocket lights

Taylor Brands, LLC, operated as BTI Tools, LLC, or BTI Tools, Kingsport, Tennessee (subsequently relocated operations to our Columbia, Missouri facility in fiscal 2018)	Asset	2017	Smith & Wesson, M&P, Schrade, Uncle Henry, Old Timer	High-quality knives, specialty tools, and accessories

Crimson Trace Corporation, or Crimson Trace, Wilsonville, Oregon	Stock	2017	Crimson Trace	Laser sighting and tactical lighting systems

Ultimate Survival Technologies, Inc., currently operating as Ultimate Survival Technologies, LLC, or UST, Jacksonville, Florida (subsequently relocated operations to our Columbia, Missouri facility in fiscal 2019)	Asset	2017	UST

High-quality survival and camping equipment, including LED lights, all-weather fire-starting kits, unbreakable signal mirrors, premium outdoor cutting tools, first aid kits, survival kits, and camping products

Fish Tales, LLC, Tucson, Arizona (operated out of our Columbia, Missouri facility)	Asset	2018	BUBBA	Premium sporting knives and tools for fishing and hunting, including Bubba Blade branded products (subsequently rebranded as BUBBA)

P&L Industries, Inc., Cottonwood, Arizona (subsequently relocated operations to our Wilsonville, Oregon facility in fiscal 2019)	Asset	2019	LaserLyte	Laser training and sighting products for the consumer market, including LaserLyte branded products

Outdoor Products & Accessories net sales were $152.4 million, or 22.5%, of total net sales, for the fiscal year ended April 30, 2020; $159.8 million, or 25.0%, of total net sales, for the fiscal year ended April 30, 2019; and $157.9 million, or 26.0%, of total net sales, for the fiscal year ended April 30, 2018. Results reported include net sales related to acquisitions for the period subsequent to their respective acquisition dates. Our Outdoor Products & Accessories gross profit for the fiscal years ended April 30, 2020, 2019, and 2018 totaled $70.5 million, $73.4 million, and $72.5 million, respectively. Total assets for our Outdoor Products & Accessories business totaled $261.0 million and $377.1 million as of April 30, 2020 and 2019, respectively.

OP&A - Strategy

Introduce a Continuing Stream of New and Differentiated High-Quality Rugged Outdoor Products that Drive Customer Satisfaction and Loyalty

We plan to continue conceiving, designing, producing or sourcing, and marketing in a timely manner a continuing stream of innovative new and differentiated high-quality rugged outdoor products and product extensions that appeal to consumers, achieve market acceptance, and drive customer satisfaction and loyalty to our product groups. Our tradition of innovation and our ongoing research and development, product engineering, product and component sourcing, marketing, and distribution activities are critical components of our ability to continue to offer successful products and bolster our market share in the product categories in which we participate.

We believe our track record of understanding consumer desires, introducing flagship products in our core product categories, and then strategically expanding within those categories will enable us to continue to expand our existing product offerings. For example, we expanded the BUBBA brand’s red handled non-slip grip knives to a line of electronic fillet knives that utilized lithium-ion and drive-train technology that we previously developed for our line of rechargeable flashlight and tree saws under our M&P and Hooyman brands, respectively. The American Sportfishing Association awarded this new product as “Best in Category for Cutlery, Hand Pliers or Tools.”

We also plan to devote significant time and energy to expand the reach of our brands into targeted new rugged outdoor markets that are aligned with the positioning of our brands. For example, we rebranded our BOG-POD brand to simply BOG in order to expand into new extensive product categories beyond shooting rests only, including hunting blinds, chairs, and game cameras; expanded our BUBBA brand into nets, gaffs, pliers, and gloves; expanded our Frankford Arsenal brand into larger reloading product categories; and expanded our Crimson Trace brand into other large and growing firearm aiming selective categories, including mounted flashlights, sights, and scopes. We also plan to utilize or “cross pollinate” technologies across brands, such as transporting the non-slip grip from our BUBBA fishing products onto the handles of Hooyman’s new line of hand-held land management tools to provide further product differentiation.

Expand Our Addressable Market by Appealing to New and Larger Audiences in New Product Categories Outside the Rugged Outdoor Market

We plan to expand the size of our addressable market beyond the shooting, hunting, and rugged outdoor markets and thereby enlarge our customer base and customer relationships through entry into new large product categories outside the rugged outdoor market. For example, we recently expanded our Lockdown branded products from vault accessories used when storing firearms to introducing the Lockdown Puck, which is a compact hockey-puck sized product designed to protect high value or otherwise important items that sends a message to a smart phone or other device when the item or its location is moved or otherwise disturbed from its storage in a closet, cabinet, or drawer. We believe the expansion of our Lockdown brand from its original firearm safety application to applications such as monitoring jewelry compartments and liquor cabinets and controlling the humidity of humidors and wine cellars will enable us to gain an organic entry into the very large home security market. Expanding our addressable market will reduce our dependence on a small group of customers and increase our revenue.

Cultivate and Enhance Direct-to-Consumer Relationships through Our Digital Platforms

We plan to cultivate and enhance our direct relationships with consumers by addressing the growing desire of consumers to deal directly with the product and brand source and by recognizing the changing retail landscape and the trend to two-day or next-day delivery. In this regard, we have made significant investments in building both our creative teams and new e-commerce platforms, positioning us to create and distribute our products directly to consumers. Each of our brands will have a dedicated website, and each of our brand lanes has a dedicated creative and e-commerce team that works to support online marketing and delivery methods that foster direct-to-consumer efforts. Because of this targeted approach, our fiscal 2019 direct-to-consumer revenue increased 50% over fiscal 2018. We also expect that our direct-to-consumer efforts will generate pull-through for our products at retail locations for those who prefer a traditional retail approach rather than purchasing directly from our online platform.  Our new e-commerce platform and digital systems also provide opportunities to support the launch of entirely new brands and products to meet the needs of our consumers. For example, we leveraged our new e-commerce platform and digital ecosystem to organically enter the new market of meat processing with our MEAT! brand that includes grinders, mixers, vacuum sealers, sausage stuffers, dehydrators, and slicers.

Expand and Enhance Our Supply Chain

We plan to expand and enhance our supply chain by identifying, qualifying, attracting, and maintaining qualified contract manufacturers and other suppliers of finished products and product components made to our specifications and the raw materials needed for products and product components that meet our efficiency, quality, cost, delivery, and other requirements. Qualifying additional suppliers will reduce our dependence on any one or small group of suppliers and protect us against supplier financial, operational, performance, or capacity issues.

Pursue Acquisitions that Financially and Strategically Complement our Current Business

We intend to continue to complement our organic growth initiatives by pursuing strategic acquisitions that will enable us to expand our product offerings, add new brands, penetrate adjacent and complementary markets, increase our customer base, expand our supply chain, increase our marketing and distribution capabilities, and enhance our operating results through improved acquired company performance, especially when we believe we can improve the performance and profitability of an acquired company through the implementation of our operating methods, strategies, and services. We believe the architecture of our brand lanes and sales organization provide us with a leverageable platform from which to integrate acquisitions quickly, achieve cost savings, provide immediate brand support, and add sales expertise to drive brand penetration within our existing customer base. During the last five fiscal years, we have spent nearly $232.9 million (exclusive of the $133.6 million purchase price for Battenfeld Technologies, Inc., our first acquisition of an outdoor products and accessories business) on acquiring companies and brands to support our growth in the outdoor products and accessories market. In fiscal 2017, we acquired the stock of Crimson Trace Corporation, and the assets of Taylor Brands, LLC, and Ultimate Survival Technologies, Inc., which allowed us to capitalize on established brands to expand into the electro-optics, knife, and survival and camping equipment markets, respectively. We further expanded our knife offerings and entered the large fishing accessories market in fiscal 2018 when we purchased Bubba Blade branded knives, a provider of premium branded sports knives and tools for fishing and hunting. We have now expanded that business into other types of fishing gear and accessories, as well as rebranded it as BUBBA to reflect this expansion beyond knives only.  We believe we have succeeded in integrating our acquired companies into our brand lanes and sales structure. Consolidation of these brands into our platform has yielded approximately $12.0 million in annualized cost savings while giving us entry into new, larger rugged outdoor market segments.

OP&A - Product Design and Development

We are a leading provider of outdoor products and accessories used in hunting, fishing, camping, shooting, personal security and defense, and other rugged outdoor activities. To be successful, we must continue to conceive, design, produce or source, and market a continuing stream of innovative new products and product extensions that appeal to consumers and achieve market acceptance and drive customer satisfaction and loyalty to our brands and product groups.

We believe that we will drive customer satisfaction and loyalty by offering high-quality, innovative products on a timely and cost-effective basis, as well as providing world-class customer service, training, and support. We regard our high-quality, innovative products as the most important aspect of our customer satisfaction and loyalty, but we also offer customer service and support with various programs, such as toll-free customer support numbers, e-mail customer question and answer communications, broad service policies, and product warranties. We have developed unique brand-specific content on our websites to help maximize the consumers’ experience with our products.

As noted previously, our products include shooting supplies, rests, vaults, and other related accessories; premium sportsmen knives and tools for fishing and hunting; land management tools for hunting preparedness; harvesting products for post-hunt or post-fishing activities; electro-optical devices, including hunting optics, firearm aiming devices, flashlights, and laser grips; reloading, gunsmithing, and firearm cleaning supplies; and survival, camping, and emergency preparedness products.

We typically launch well over 150 new outdoor products and accessories SKUs each year. We generally strive to bring a new product from concept to market within 6 to 12 months, depending on product complexity and other matters. Since 2011, we have introduced over 1,500 variations of outdoor products and accessories products, including the products introduced by the companies we acquired.  Our extensive product portfolio includes highly regarded brands, such as the Caldwell line of shooting supplies, which has marketed and sold shooting accessories for more than 20 years, and Crimson Trace, which has provided laser lighting systems for nearly 25 years.

OP&A - Brands

We organize our OP&A brands in “Brand Lanes,” which are the foundation for our distinctive operations. Our brand-first approach is combined with passionate personnel to deliver authentic experiences to our consumers.  Our knowledgeable employees develop a deep understanding of our brands and understand precisely what our customers and consumers desire most in new products.  Dedicated management, marketing, creative, e-commerce, and engineering teams assigned to each brand lane allow us to strategically and efficiently approach our development roadmap and marketing efforts. We currently sell our products under 20 distinct brands, organized into four brand lanes aligned with our specific consumer verticals:

Marksman Brands

•	Caldwell – shooting range and marksman products
•	Frankford Arsenal – ammunition reloading products
•	Tipton – firearm cleaning and maintenance products
•	Wheeler – gunsmithing tools

Defender Brands

•	Crimson Trace – firearm aiming solutions
•	Imperial – cutlery and tools
•	LaserLyte – firearm training systems
•	Lockdown – security and storage solutions
•	M&P Accessories – cutlery, flashlights, and various firearm accessories
•	Performance Center by Smith & Wesson – cutlery, cleaning kits, and various firearm accessories
•	Smith & Wesson Accessories – knives, flashlights, shooting glasses and cases, cleaning kits, and hearing protection products

Harvester Brands

•	BOG – hunting accessories
•	Hooyman – land management tools
•	MEAT! – meat processing equipment
•	Old Timer – cutlery and tools
•	Thompson/Center Accessories – firearm scopes, black powder barrels, speed loaders, magazines, and cleaning and maintenance products
•	Uncle Henry – hunting knives and tools

Adventurer Brands

•	BUBBA – fishing tools and knives
•	Schrade – rugged outdoor cutlery and tools
•	UST – camping and survival products

We own all of the above brands and we have established a licensing arrangement between our Firearms and OP&A divisions for those brands and trademarks that are specifically owned by our Firearms division, which include the Smith & Wesson logo, the script “Smith & Wesson,” the “M&P” logo, the script “Thompson/Center Arms,” and the script “Performance Center,” which are well-known and have a reputation for quality, value, and trustworthiness in the accessories industry.

Marketing, Sales, and Distribution

General

Our Firearm business goes to market in a variety of ways, including two-step distribution, strategic retailers, and buying groups consisting of certain large, regional retailers, utilizing direct sales employees to service these customers. We also sell firearms directly to law enforcement agencies and manufacturing services directly to other businesses. We sell internationally primarily through distributors, which in turn sell to retail stores and government agencies. Those commercial distributors are not regionally exclusive and have many of the same dealer customers. Therefore, we believe that the loss of one or more of these distributors would not materially impact sales as the remaining distributors would be allocated additional sales.

We market our firearms products to consumers through independent dealers, large retailers, in-store retail channels, direct to consumer, and range operations using focused marketing and promotional campaigns, which include print, broadcast, and digital advertising campaigns; social and electronic media; and in-store retail merchandising strategies. We are prominently featured in vertical print media, including editorial coverage in an extensive list of leading firearms and outdoor magazines, including Guns & Ammo, American Rifleman, Shooting Times, American Handgunner, Shooting Illustrated, American Hunter, Outdoor Life, and Field & Stream. We also sponsor many outdoor television, internet, and online programs that generate significant editorial exposure. We sponsor a number of firearm safety, shooting, and hunting events and organizations.

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

In our OP&A business, we deploy a multi-faceted strategy to engage with consumers and to deliver positive consumer experiences.  Our marketing approach begins with our team utilizing television, print, and other advertising media to assure that our customers and consumers connect with our brands and to the products we offer.  In order to help convert at the point of purchase, increase the likelihood of loyal consumer relationships, and build advocacy with our consumer base, we market our products to consumers using focused campaigns that align with each brand’s core characteristics.  In this regard, we utilize what we believe are the most impactful mediums, such as in-store retail merchandising, online merchandising, grassroots events, digital advertising campaigns, influencer marketing, and robust distribution of content across most social media channels, to encourage enthusiasts to continue exploring our brand offerings and ultimately lead to purchases. To further our message, we frequently participate in various earned media across a full spectrum of digital and print publications, which drives authenticity back to our consumer base as they read about the latest information regarding our suite of new products.  This multifaceted approach is intertwined with the brand lane structure that we believe differentiates us from our competition and offers a significant advantage in efficiency.

Digital Marketing

In our Firearms division, we utilize our websites, including www.smith-wesson.com, www.tcarms.com, and www.gemtech.com, to market our products and services and to provide a wide range of information regarding our company to customers, consumers, dealers, distributors, investors, and government and law enforcement agencies worldwide. Social media platforms such as Facebook, Instagram, YouTube, LinkedIn, and Twitter are effective ways for us to communicate the features and benefits of our products. Our direct to consumer e-mail marketing helps us to further engage our consumers and communicate the value of our brands. We continue to invest in new digital marketing capabilities designed by our e-commerce team to provide best-in-class customer experiences. Utilizing our digital platform, we operate branded e-commerce websites designed to inform, inspire, and prepare our customers for the rugged outdoors. We believe our digital platform supports future sales growth and profitability.

In our OP&A division, we believe social media platforms, such as Facebook, Instagram, YouTube, LinkedIn, and Twitter, are effective in enabling us to showcase content, educate our customer base about our products, and generate enthusiasm for our brands. Our direct-to-consumer e-mail marketing helps us to further engage our consumers and communicate the value of our brands. We continue to invest in new digital marketing capabilities designed by our e-commerce and marketing teams to provide favorable customer experiences. Utilizing our digital platform, we operate branded e-commerce websites designed to inform, inspire, and prepare our customers for the rugged outdoors. We believe our digital platform supports our core business and facilitates future sales growth and profitability. We utilize our websites, including www.aob.com, www.btibrands.com, www.crimsontrace.com, www.store.smith-wesson.com, www.lockdown.com, www.caldwellshooting.com, www.frankfordarsenal.com, www.wheelertools.com, www.ustgear.com, www.bubbablade.com, www.boghunt.com, www.hooyman.com, www.accessories.tcarms.com, and www.madewithmeat.com, to market our products and to provide a wide range of information regarding our company to customers, consumers, dealers, distributors, investors, and government agencies.

Service and Support

In our Firearms division, we utilize a variety of methods for supporting our consumers and dealers. We have a toll-free customer service number, e-mail, and social media messaging to answer questions and resolve issues regarding our firearm products. In addition, we offer a limited one-year warranty program and a lifetime service policy under which we repair defects in material or workmanship in our firearm products without charge for as long as the original purchaser owns the firearm. We also maintain a number of authorized warranty centers throughout the world and provide both warranty and charge repair services at our facilities.

In our OP&A division, in order to provide consumers with positive experiences involving our products, we maintain a dedicated team of trained customer support representatives who seek to successfully address customer questions or issues that may arise across our product offerings. We utilize a toll-free customer service number to answer questions and resolve issues. We stand behind the quality of our products by offering a variety of warranties, ranging from limited one-year, three-year, limited-lifetime, or full-lifetime warranties, depending on the product. We also will repair or replace with an item of equivalent value, at our option, certain products or parts that are found to be defective under normal use and service, without charge during the warranty period.

Total Company Marketing Metrics

Our top five commercial distributors in the United States accounted for a total of 32.6% and 30.3%, of our consolidated net sales for the fiscal years ended April 30, 2020 and 2019, respectively.

We sell our products worldwide. International sales accounted for 4%, 5%, and 5% of our net sales for the fiscal years ended April 30, 2020, 2019, and 2018, respectively. Our businesses own tooling that is located at various suppliers in Asia and North America.

For the fiscal years ended April 30, 2020, 2019, and 2018, marketing, advertising, and promotion expenses were $28.1 million, $24.3 million, and $25.8 million, respectively, excluding the cost of rebates and promotions reflected in gross profit.

Suppliers

In our Firearms division, we manufacture most of the components for our firearms, but purchase certain components and parts, including bolt carriers, rifle receivers, magazines, small parts, and rifle stocks, from third parties. We also purchase ammunition for product testing. Most of our major suppliers for our firearm products are U.S.-based and provide materials, components, and parts, such as steel, polymer components, and metal-injected-molded components. The costs of these materials, components, and parts are at competitive rates. We have become less dependent on any particular supplier by strategically sourcing parts and raw material from multiple suppliers based on quality, cost, and risk. Whenever appropriate, critical parts and components have primary and secondary sources of supply.  We are also able to leverage our supply base to supplement our internal capacity and provide flexibility in our response to changes in market conditions. We use numerous raw materials, such as steel, wood, lead, brass, and plastics, in producing and testing our products. We have alternative sources for these raw materials.

In our OP&A division, we generally utilize third-party contract manufacturers and suppliers for our finished products and product components, except for laser aiming and tactical lighting systems that we assemble at our Wilsonville, Oregon facility. Third-party contract manufacturers and suppliers provide finished products and product components to us in accordance with our product and component specifications. Third parties also supply us and our contract manufacturers with the raw materials used in our products and product components, including steel, plastic, aluminum, copper, lead, and packaging materials. Most of our third-party contract manufacturers and suppliers are in Asia, primarily China, and, to a lesser extent, Taiwan and Japan. We perform some very minor assembly of products at our Columbia, Missouri facility. For certain products and components, we utilize a dual sourcing supply chain to mitigate risks associated with sourcing key components from only one supplier. We do not have long-term contractual arrangements with any of our suppliers that guarantee us production capacity, prices, lead times, or delivery schedules. Our reliance on these independent parties exposes us to vulnerability because of our dependence on a few sources of supply. We believe, however, that other sources of supply are available.  In addition, we continually strive to develop relationships with other sources of supply in order to reduce our dependence on any one source of supply. As a result, we believe that our current and other available suppliers will ensure that we obtain a sufficient supply of goods built to our specifications in a timely manner and on satisfactory economic terms.

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

We perform in our own facilities most of the machining and all of the assembly, inspection, and testing of the firearms that we sell. We produce our major firearm components utilizing computer-assisted machines. Our skilled employees use sophisticated automated testing equipment to ensure the proper functioning of our firearms. Every firearm is test fired before shipment. Our Springfield and Houlton facilities are currently operating on two shift patterns; a four shift, 168 hour per week schedule and a three shift, 120 hour per week schedule. We seek to minimize inventory costs through an integrated planning and production system. All facilities in our Firearms division operate under SAP, a fully integrated ERP system. We intend to continue investing in improving our facilities and our systems in order to increase efficiency, improve information reporting, and strengthen internal controls

In Columbia, Missouri we lease a 633,000 square foot facility, which was constructed for us, completed in November 2018, and then sold and leased back by us.  This facility serves as the warehouse and distribution facility for our Firearms division and as principal executive, administrative, financial, sales, marketing, R&D, assembly, and distribution operations for our OP&A division. We also lease a 50,000 square foot facility in Wilsonville, Oregon, which houses production, assembly, and warehousing operations for our laser sighting and tactical lighting systems operations in our OP&A division.

Research and Development

Through our advanced products engineering departments, we enhance existing products and develop new products for all our businesses. Through our research and development personnel, we conceive, design, and develop potential products that we believe will be attractive to our customers and help address the needs, wants, and desires of our target consumer base. In so doing, we must seek to anticipate and respond to trends and shifts in consumer preferences by continually adjusting our product mix with innovative features and designs and marketing them in an effective manner. Prior to introducing any product, we assess its cost of production and delivery, estimate its potential sales volume and margin, and conduct vigorous prototype and production-quality sample testing. In fiscal 2020, 2019, and 2018, our gross spending on research activities relating to the development of new products was $12.4 million, $12.9 million, and $11.4 million, respectively. As of April 30, 2020, we had 66 employees at our various facilities engaged in ongoing research and development activities for all of our brands.

Patents, Trademarks, and Copyrights

We recognize the importance of innovation and protecting our intellectual property. Accordingly, we own numerous patents related to our products. We apply for patents whenever we develop innovative new products, unique designs, or processes of commercial importance. We do not believe that our business is materially dependent on any single patent.

Because of the significance of our brand names, our trademarks, service marks, trade dress, and copyrights are also important to our business. We have an active global program of trademark registration, monitoring, and enforcement. We believe that our Smith & Wesson, M&P, Performance Center, Thompson/Center Arms, and Gemtech brands and our S&W monogram trademarks are known and recognized by the public worldwide and are important to our firearm business. In addition, we market our outdoor products and accessories under the 20 brand names listed above. We also sell outdoor products and accessories utilizing our firearm brands.

We intend to vigorously pursue and challenge infringements of our patents, trademarks, service marks, trade dress, and copyrights, as we believe the goodwill associated with them is a cornerstone of our branding strategy.

Competition

We encounter competition in the firearms industry from both domestic and foreign manufacturers. Although some competitors manufacture a wide variety of firearms as we do, most of our competitors manufacture only certain types of firearms. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States and an active participant in the hunting rifle market. We compete primarily based upon innovation, quality, reliability, durability, price, performance, consumer brand awareness, and customer service and support. Our customer service organization is proactive in offering timely responses to customer inquiries. We believe we can effectively compete with all our present competitors. Our primary competitors in our Firearm division are Ruger and Taurus in the revolver market and Glock, Ruger, Sig Sauer, Springfield Armory, and Taurus in the pistol market. We compete primarily with Sig Sauer, Ruger, Remington, Savage, and Daniel Defense in the modern sporting rifle market and Browning, Remington, Ruger, Savage, CVA, and Traditions in the hunting rifle market.

Our OP&A division operates in a highly competitive market and encounters competition from both domestic and foreign participants.  We compete primarily based upon innovation, performance, price, quality, reliability, durability, consumer brand awareness, and customer service and support.  Our competitors include Vista Outdoor and a large number of small private companies that directly compete with a limited number of our brands. Certain of our competitors may have more established brand names and stronger distribution channels than we do, and have, or have through their owners, access to financial and marketing resources that are substantially greater than we possess, that may allow them to invest more heavily in product development, intellectual property, and marketing.

In addition, our products compete with many other sporting and recreational products and activities for the discretionary spending of consumers.

Customers

We sell our firearm products through a variety of federally licensed distribution channels. Depending upon the product or service, our firearm customers include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; retailers; and consumers. Our outdoor products and accessories customers consist primarily of online retailers, sports specialty stores, sporting goods stores, dealers and distributors, mass market, home and auto retailers, and consumers through our own e-commerce platform, including our websites. The ultimate users of our products consist of outdoor enthusiasts, fisherman, campers, hikers, and other sportsmen.

We grant payment terms to most commercial customers ranging from 20 to 90 days. However, in some instances, we provide longer payment terms, particularly as it relates to our hunting dating programs, which provides payment terms due in the fall for certain orders of hunting products received in the spring and summer.

During fiscal 2020, firearm sales into our professional channel accounted for approximately 8.0% of our firearm revenue, which included state and local law enforcement agencies, the federal government, and international customers. The remaining 92.0% of our firearm revenue was through federal firearm licensees to domestic consumers. Revenue for our OP&A division during fiscal 2020 was approximately 4.3% to international customers and 95.7% to domestic customers. Our domestic net sales are made to e-commerce retailers, strategic retailers, dealers, and distributors that sell to licensed dealers that in turn sell to the end users. In some cases, we sell directly to large retailers and dealers.

Seasonality

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

Our outdoor products and accessories business is also seasonal, especially because many of its products are used in outdoor-based activities. Our sales of outdoor products and accessories are typically the highest between August and October because of demand relating to prime hunting season, seasonal cutlery promotions, the timing of industry trade shows, and holiday season demand. The sales of outdoor products and accessories may also be affected by unseasonal weather conditions.

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

Like other manufacturers and distributors of consumer products, the products we sell in our OP&A division are required to comply with a wide variety of federal, state, and international laws, rules, and regulations, including those related to consumer products and consumer protection, advertising and marketing, labor and employment, data protection and privacy, intellectual property, workplace health and safety, the environment, the import and export of products, and tax matters. Our failure to comply with applicable federal, state, and international laws, rules, and regulations may result in our being subject to claims, lawsuits, fines, and adverse publicity that could have a material adverse effect on our business, operating results, and financial condition. These laws, rules, and regulations currently impose significant compliance requirements on our business, and more restrictive laws, rules, and regulations may be adopted in the future. In addition to the foregoing, the U.S. Food and Drug Administration, or FDA, regulates certain of our electro-optics products and meat processing equipment.

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

In our efforts to satisfy our environmental responsibilities and to comply with environmental laws and regulations, we have established, and periodically update, policies relating to the environmental standards of performance for our operations. We have in place programs that monitor compliance with various federal, state, and local environmental regulations. However, in the normal course of our manufacturing operations, we are subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges from our operations into the environment. We regularly incur substantial capital and operating costs to comply with environmental laws, including remediation of known environmental conditions which we fund through cash flows from operations. We spent $1.2 million in fiscal 2020 on environmental compliance, consisting of $918,000 for disposal fees and containers, $237,000 for remediation, and $60,000 for DEP analysis and fees.

In the normal course of our business, we may become involved in various proceedings relating to environmental health and safety matters, and we are currently engaged in an environmental investigation and remediation. Our manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. We have identified soil and groundwater contamination at our Springfield, Massachusetts plant that we are investigating, monitoring, or remediating, as appropriate. Based on the situation, an environmental reserve may be recorded based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. As of April 30, 2020, we do not have an open environmental reverse recorded in our consolidated balance sheet.

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

Employees

As of May 31, 2020, we had 1,970 employees, including 6 part-time employees. None of our employees are represented by a union in collective bargaining with us. Of our employees, 24% have 10 or more years of service with our company and 6% have greater than 25 years of service with our company. We believe that our employee relations are good and that the high quality of our employee base is instrumental to our success.

Backlog

As of April 30, 2020 and 2019, we had a backlog of orders in our Firearms segment totaling $95.7 million and $39.2 million, respectively. The increase in firearms order backlog from the prior fiscal year was primarily because of the increased demand for firearms as a result of the COVID-19 pandemic. In our OP&A segment, we had a backlog of orders totaling $1.8 million and $12.7 million as of April 30, 2020 and 2019, respectively. Our backlog consists of orders for which purchase orders have been received and which are generally scheduled for shipment within six months and subject to capacity constraints, including lack of available product. We allow orders received that have not yet shipped to be cancelled; therefore, our backlog may not be indicative of future sales.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position
Mark P. Smith	44	Co-President and Co-Chief Executive Officer
Brian D. Murphy	36	Co-President and Co-Chief Executive Officer
Jeffrey D. Buchanan	64	Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer
Robert J. Cicero	53	Senior Vice President, General Counsel, Chief Compliance Officer, and Secretary
Lane A. Tobiassen	57	President, Firearms

Mark P. Smith has served as Co-President and Co-Chief Executive Officer since January 2020. Mr. Smith served as President, Manufacturing Services of our company and as President of Manufacturing Services for Smith & Wesson Corp., a subsidiary of our company, since March 2016. Mr. Smith served as Vice President of Manufacturing and Supply Chain Management from May 2011 until March 2016 and served as Vice President of Supply Chain Management from May 2010 until May 2011. He was Director Supply Chain Solutions for Alvarez & Marsal Business Consulting, LLC from April 2007 until April 2010. Mr. Smith held various positions for Ecolab, Inc., a developer and marketer of programs, products, and services for the hospitality, foodservice, healthcare, industrial, and energy markets, from March 2001 until April 2007, including Program Manager, Acquisition Integration Manager, Senior Manufacturing Planner, Plant Engineer, and Senior Production / Quality Supervisor. Mr. Smith was a Production Supervisor for Bell Aromatics, a manufacturer of flavors and fragrances, from August 1999 until March 2001.

Brian D. Murphy has served as Co-President and Co-Chief Executive Officer since January 2020. Mr. Murphy served as President of the Outdoor Products & Accessories Division from May 2017 to January 2020. From December 2016 until May 2017, he was President of the Outdoor Recreation Division, the activities of which were collapsed into Outdoor Product & Accessories. From February 2015 until December 2016, he was Vice President, Corporate Development of Vista Outdoor, Inc., a publicly held designer, manufacturer, and marketer of outdoor sports and recreation products. From April 2013 until February 2015, Mr. Murphy was Director of Mergers & Acquisitions and Director of Financial Planning & Analysis for Alliant Techsystems, an aerospace, defense, and outdoor sporting goods company. Mr. Murphy held various management roles at McMaster-Carr Supply Company, a supplier of maintenance, repair, and operations materials to industrial and commercial facilities worldwide, from April 2011 until March 2013. From May 2006 until October 2010 he served as an investment banker with the publicly held firm Houlihan Lokey, where he advised companies in the areas of strategy, acquisitions, divestitures, recapitalizations, and restructuring.

Jeffrey D. Buchanan has served as Executive Vice President, Chief Financial Officer, and Treasurer of our company since January 2011 and has served as Chief Administrative Officer since September 2015. Mr. Buchanan served as Secretary from January 2011 until April 2012. Mr. Buchanan served as a director of our company from November 2004 until December 2010. He was of counsel to the law firm of Ballard Spahr LLP from May 2010 until December 2010. Mr. Buchanan served as a Senior Managing Director of CKS Securities, LLC, a registered broker-dealer, from August 2009 until May 2010 and as a Senior Managing Director of Alare Capital Securities, L.L.C., a registered broker-dealer, from November 2006 until July 2009. From 2005 to 2006, Mr. Buchanan was principal of Echo Advisors, Inc., a corporate consulting and advisory firm focusing on mergers, acquisitions, and strategic planning. Mr. Buchanan served in various positions for Three-Five Systems, Inc., a publicly traded electronic manufacturing services company, including Executive Vice President, Chief Financial Officer, and Treasurer, from May 1996 until February 2005. Mr. Buchanan was a business attorney from 1986 until 1996 for the law firm of O’Connor, Cavanagh, Anderson, Killingsworth & Beshears and for the law firm of Davis Wright Tremaine LLP from 1984 until 1986. He was a senior staff person at Deloitte & Touche LLP from 1982 to 1984. Mr. Buchanan is a director and Audit Committee Chairman of Synaptics Incorporated, a publicly traded company that develops custom user interface solutions.

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

Item 1A. Risk Factors

Investors should carefully consider the following risk factors, together with all the other information included in the Form 10-K, in evaluating our company, our business, and our prospects. The most significant risks that could materially and adversely affect our business operations, financial condition, and cash flows include the risk factors described below.

We are dependent on the proper functioning of our critical facilities, our supply chain, and distribution networks as well as the financial stability of our customers, all of which could be negatively impacted by the coronavirus, or COVID-19, in a manner that could materially adversely affect our business, financial condition, or results of operations.

COVID-19 is impacting worldwide economic activity. Estimates for economic growth have been reduced as a result of COVID-19, which may have a corresponding effect on our sales activity. The virus continues to spread globally and has been declared a pandemic by the World Health Organization. The impact of this pandemic has been, and will likely continue to be, extensive in many aspects of society, which has resulted in, and will likely continue to result in, significant disruptions to the global economy, as well as businesses and capital markets around the world. With the spread of COVID-19 to the United States and other countries, it is unclear how economic activity and work flows might be impacted on a worldwide basis. Many employers in the United States have curtailed or ceased their operations and others are requiring their employees to work from home or not come into their offices or facilities. In addition, the facilities of certain of our contract manufacturers and other suppliers are subject to the same and additional risks, especially since some of them are located in parts of Asia. For example, most of our third-party contract manufacturers and suppliers in our OP&A division are located in Asia, primarily China, the place of origin of COVID-19, and, to a lesser extent, Taiwan and Japan, and, at this point, the extent to which COVID-19 may impact our results is uncertain, but it could negatively impact our business. A reduction or interruption in any of our manufacturing processes could have a material adverse effect on our business, results of operations, financial condition, and cash flows. We may also experience significant and unpredictable reductions in demand for certain products as our customers and vendors may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or pay for our products on a timely basis, if at all. The impact of COVID-19 on economic activity, and its effect on our manufacturing facility, supply chain, distribution networks, and our customers is uncertain at this time and could have a material adverse effect on our results, especially to the extent these effects continue and/or increase in severity over an extended period of time.

A significant portion of our OP&A division assets consists of goodwill, intangible assets, and fixed assets, the carrying value of which may be reduced if we determine that those assets are impaired. Most of our intangible and fixed assets have finite useful lives and are amortized or depreciated over their useful lives on either a straight-line basis or over the expected period of benefit or as revenues are earned from the sales of the related products. The underlying assumptions regarding the estimated useful lives of these intangible assets are reviewed annually and more often if an event or circumstance occurs making it likely that the carrying value of the assets may not be recoverable and are adjusted through accelerated amortization, if necessary. Whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, and at least annually, we test intangible assets for impairment based on estimates of future cash flows. During our fourth fiscal quarter ended April 30, 2020, we recognized an impairment of $98.7 million, which included certain impacts associated with COVID-19 that we were aware of at the time of the impairment. Based upon the ultimate scope and scale of the COVID-19 global pandemic, there may be additional materially negative impacts to the assumptions made with respect to our goodwill and other long-lived intangible assets that could result in an additional impairment of such assets.

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

Our operating results depend upon the level of consumer spending, which is sensitive to global economic conditions and other factors.

The success of many aspects of our business depends on consumer spending, and there are a number of factors that influence consumer spending, including actual and perceived economic conditions; disposable consumer income; interest rates; consumer credit availability; employment levels; stock market performance; weather conditions; energy prices; consumer discretionary spending patterns; and tax rates in the international, national, regional, and local markets where our products are produced or sold. The current global economic environment is unpredictable, and adverse economic trends or other factors could negatively impact the level of consumer spending, which could have a material adverse impact on us.

We expect to become even more dependent on the sale of our firearm products.

We manufacture a wide array of handguns, modern sporting rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. Since fiscal 2015, we have completed numerous acquisitions and grown our revenue in the adjacent outdoor products and accessories market. As a result, in the current fiscal year, firearm product sales represented approximately 78% of our consolidated net sales. Once the Separation occurs, however, nearly 100% of our revenue will be generated from firearm product sales. As noted above, sales of firearms are influenced by a variety of economic, social, political, legislative, and regulatory factors. Therefore, having nearly 100% of our revenue from firearm product sales may result in volatile revenue patterns.

We must continue to introduce new products that are successful in the marketplace.

Our success depends on our ability to continue to conceive, design, produce or source, and market in a timely manner a continuing stream of innovative new products that appeal to consumers and achieve market acceptance and drive customer satisfaction and loyalty. The development of new products is a lengthy and costly process. Any new products that we develop and introduce to the marketplace may be unsuccessful in achieving customer or market acceptance or may achieve success that does not meet our expectations for a variety of reasons, including delays in introduction, unfavorable cost comparisons with alternative products, unfavorable customer or consumer acceptance, and unfavorable performance. Our business, operating results, and financial condition could be adversely affected if we fail to introduce new products that consumers want to buy or we incur significant expenses related to proposed new products that prove to be unsuccessful for any reason.

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

We produce or source and sell products that create exposure to potential product liability, warranty liability, or personal injury claims and litigation.

Some of our products involve or are used in applications and situations that involve risk of personal injury and death. Our products expose us to potential product liability, warranty liability, personal injury claims, and litigation relating to the use or misuse of our products, including allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product or activities associated with the product, negligence, and strict liability. If successful, such claims could have a material adverse effect on our business. In addition, defects in our products could reduce demand for our products and result in a decrease in sales and market acceptance and damage to our reputation.

Components used in our products may contain undetected defects that are subsequently discovered at any point in the life of the product. In addition, we obtain many of our finished products and product components from third-party suppliers and may not be able to detect defects in such products or components until after they are sold. Defects in our products may result in a loss of sales, recall expenses, delay in market acceptance, damage to our reputation, and increased warranty costs, which could have a material adverse effect on our business, operating results, and financial condition.

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

Our business involves the potential for product recalls, product liability, and other claims against us, which could affect our earnings and financial condition.

As a distributor of non-firearm consumer products, we are subject to the U.S. Consumer Products Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act of 2008, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous, and similar laws under foreign jurisdictions. Under certain circumstances, the Consumer Products Safety Commission or comparable foreign agency could require us to repurchase or recall one or more of our products. Additionally, other laws and agencies regulate certain consumer products sold by us and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products could be costly and damage our reputation. If we were required to remove, or we voluntarily remove, our products from the market, our reputation could be tarnished, and we might have large quantities of finished products that we could not sell. We also face exposure to product liability claims in the event that one of our products is alleged to have resulted in property damage, bodily injury, or other adverse effects. In addition to the risk of substantial monetary judgments, fines, or penalties that may result from any governmental investigations, product liability claims, or regulatory actions, such events could result in negative publicity that could harm our reputation in the marketplace, adversely impact the value of our brands, and result in an increase in the cost of producing our products. Similar to product liability claims, we face exposure to class action lawsuits related to the performance, safety, or advertising of our products. Such class action lawsuits could result in substantial monetary judgments, injunctions related to the sale of products, and potentially tarnish our reputation.

In fiscal 2020, we formed a wholly owned captive insurance company, which provides firearm product liability insurance to us and our subsidiaries. This captive insurance company was included in our consolidated financial statements for the fiscal year end April 30, 2020. Although we maintain product liability insurance in amounts that we believe are reasonable, that insurance is, in most cases, subject to large self-insured retentions for which we are responsible, and we cannot assure you that we will be able to maintain such insurance on acceptable terms, if at all, in the future or that product liability claims will not exceed the amount of insurance coverage. As a result, product recalls or product liability claims could have a material adverse effect on our business, operating results, and financial condition. In addition, we face potential other types of litigation arising out of alleged defects in our products or otherwise, such as class action lawsuits. We do not maintain insurance against many types of claims involving alleged defects in our products that do not involve personal injury or property damage. We spend substantial resources ensuring compliance with governmental and other applicable standards.

Our product liability insurance program is an occurrence-based program based on our current and historical claims experience and the availability and cost of insurance. We cannot assure you, however, that our future product liability experience will be consistent with our past experience or that claims and awards will not substantially impact the costs of our insurance programs in the future.

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

We depend on our new distribution facility, which may not produce the benefits expected.

We are extremely dependent on our new distribution facility in Columbia, Missouri, which just recently became fully operational.  The facility houses our warehouse for firearms products as well as the principal executive, administrative, financial, sales, marketing, research and development, assembly, and quality inspection operations for our OP&A division.

The facility includes computer controlled and automated equipment. As a result, the operations of the facility are complicated and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, electronic or power interruptions, and other system failures. In addition, because substantially all of our products are distributed from one location, our operations could be interrupted by labor difficulties, extreme or severe weather conditions, or by floods, fires, or other natural disasters near our facility. Our ability to successfully operate the facility depends on numerous factors, including the proper design of the facility, the ability to employ an adequate number of skilled workers to operate the facility, the design and operation of computer controlled and automated systems, the design of software systems to operate the facility, and the integration of the facility into our ERP system. Difficulties or delays in performing any of these critical tasks could negatively impact our operating results.

Our ability to meet customer expectations, manage inventory, complete sales, and achieve objectives for operating profits will depend on our proper operation of the facility.

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

We source a significant portion of our made-to-order finished products and product components in our OP&A division from third-party contract manufacturers and other suppliers located primarily in Asia. We depend on our contract manufacturers and other suppliers to maintain high levels of productivity and satisfactory delivery schedules. Our ability to secure qualified suppliers that meet our quality and other standards and to receive from them these products and components in a timely and efficient manner represents a challenge, especially with suppliers located and products and product components sourced outside of the United States. The ability of our suppliers to effectively satisfy our production requirements could also be impacted by their financial difficulty or damage to their operations caused by fire, pandemic, such as the current coronavirus pandemic, terrorist attack, natural disaster, or other events. The failure of any supplier to perform to our expectations could result in supply shortages or delays for certain products and product components and harm our business. If we experience significantly increased demand, or if we need to replace an existing supplier as a result of a lack of performance, we may be unable to supplement or replace our production capacity on a timely basis or on terms that are acceptable to us, which may increase our costs, reduce our margins, and harm our ability to deliver our products on time. For certain of our products, it may take a significant amount of time to identify and qualify a supplier that has the capability and resources to meet our product specifications in sufficient volume and satisfy our service and quality control standards. Political and economic instability in countries in which foreign suppliers are located, the financial and managerial instability of suppliers, the failure by suppliers to meet our standards, failure to meet production deadlines, insufficient quality control, problems with production capacity, labor problems experienced by our suppliers, the availability of raw materials to our suppliers, product quality issues, currency exchange rates, transport availability and cost, inflation, and other factors relating to suppliers and the countries in which they are located are beyond our control.

We often rely on third parties, including product sourcing intermediaries, independent sales representatives, and agents, that act on our behalf.

We often rely on third parties, including product sourcing intermediaries, independent sales representatives, and agents. These intermediaries, representatives, and agents sometimes have the actual or apparent authority to enter into agreements on our behalf. The actions of these third parties could adversely affect our business if they agree to low margin contracts or conduct themselves in a manner that damages our reputation in the marketplace. We also face a risk that these third parties could violate domestic or foreign laws, which could put us at risk for prosecution in the United States or internationally.

The U.S. foreign trade policies, tariffs, and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain types of materials from other countries, and other factors relating to foreign trade also are beyond our control. These and a majority of other factors affecting our suppliers and our access to products could adversely affect our business.

We do not have long-term agreements with any of our contract manufacturers or other suppliers that guarantee production capacity, prices, lead times, or delivery schedules. Our contract manufacturers and other suppliers serve other customers, a number of which may have greater production requirements than we do. As a result, our contract manufacturers and other suppliers could determine to prioritize production capacity for other customers or reduce or eliminate deliveries to us on short notice. Lower than expected manufacturing efficiencies could increase our cost and disrupt or delay our supplies. Any of these problems could result in our inability to deliver our products in a timely manner or adversely affect our business, operating results, and financial condition.

The capacity of our contract manufacturers to produce our products also depends upon the cost and availability of raw materials. Our contract manufacturers and other suppliers may not be able to obtain sufficient supply of raw materials, which could result in delays in deliveries of our products by our manufacturers or increased costs. Any shortage of raw materials or inability of a manufacturer to produce or ship our products in a timely manner, or at all, could impair our ability to ship orders of our products in a cost-efficient, timely manner and could cause us to miss the delivery requirements of our customers. As a result, we could experience cancellations of orders, refusals to accept deliveries, or reductions in our prices and margins, any of which could harm our financial performance, reputation, and operating results.

We may receive product deliveries from suppliers that fail to conform to our quality control standards. In such circumstances, our inability to sell those products could have a negative effect on our net sales and increase our administrative and shipping costs if we are unable to obtain replacement products in a timely manner.

Damage or disruption to manufacturing and distribution capabilities of, or the disruption of deliveries from, our suppliers because of severe or catastrophic events, including weather, natural disaster, fire or explosion, terrorism, pandemics, or labor disruptions, including at ports or at our suppliers, could impair our product sales. Although we have insurance to cover potential loss from most of our suppliers for these events, we could experience losses in excess of our insured limits and any claims for various losses could be denied. In addition, failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could have a material adverse effect on us, as well as require additional resources to restore our supply chain.

Protectionist tariffs and trade wars could harm our business.

The federal government has recently put into place tariffs and other trade restrictions and signaled that it may additionally alter trade agreements and terms between the United States and China, the European Union, Canada, and Mexico, among others, including limiting trade and/or imposing tariffs on imports from such countries. In addition, China, the European Union, Canada, and Mexico, among others, have either threatened or put into place retaliatory tariffs of their own.

We are currently subject to tariffs on a significant number of our products. Increases in protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, could reduce our ability to sell our products in foreign markets, the ability of foreign customers to purchase our products, and our ability to import products, components, and raw materials from foreign suppliers. The United States has imposed and threatened to impose further tariffs on a variety of products and materials imported from various foreign countries. Tariff policies of the United States may result in retaliatory actions by affected countries, potentially resulting in trade wars and increased costs for goods imported into the United States. Any tariffs that result in increased costs or unavailability of imported products or components that we obtain for resale from foreign suppliers or raw materials used in the production of our products could require us to increase the prices of the products we sell or result in lower gross margins on such products if we are unable to increase the price of such products to our customers. Furthermore, increased pricing on these products could lead to lower consumer demand.

These tariffs have the potential to significantly increase the cost of our products. In such a case, there can be no assurance that we will be able to shift manufacturing and supply agreements to non-impacted countries, including the United States, to reduce the effects of the tariffs. As a result, we may suffer margin erosion or be required to raise our prices, which may result in the loss of customers, negatively impact our operating results, or otherwise harm our business. In addition, the imposition of tariffs on products that we export to international markets could make such products more expensive compared to those of our competitors if we pass related additional costs on to our customers, which may also result in the loss of customers, negatively impact our operating results, or otherwise harm our business.

An increase in the offering of “private label” products by our customers could negatively impact demand for our products.

Some of our large retail customers have started to directly source non-firearm products similar to ours under their own private label brands. By doing so, they effectively become a competitor to our brand by eliminating our products from their supply chain, causing declines in our product demand. Furthermore, they are able to offer their private label products at a significantly reduced price and still retain profitability, therefore putting a greater amount of pricing pressure for our products to compete. If we choose to source these private label goods on behalf of our customers, our profitability on those sales is significantly reduced. As such, any additional private label activity within our customer base could have a negative impact on our business, operating results, and financial condition.

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

Liability insurance coverage is expensive and from time to time may be difficult or impossible to obtain. Our insurance policies are subject to periodic review by our insurers and may not be renewed at all or on similar or favorable terms. Because we manufacture and sell firearms, insurance carriers may decide not to insure us in the future. In addition, if we or other firearms manufacturers sustain significant losses or make significant insurance claims, our ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected. Our liability insurance costs were $4.4 million in fiscal 2020 and $3.8 million in fiscal 2019. An inability to obtain liability insurance, significant increases in the cost of insurance we obtain, or losses in excess of our liability insurance coverage, could have a material adverse effect on us. For the reasons described herein, in fiscal 2020, we established a wholly owned captive insurance company to help mitigate these risks, but the funding by us of such insurance company may not be enough to adequately cover the cost of claims against us, if any.

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

Our contract manufacturers for our outdoor products and accessories are also subject to price volatility and labor cost and other inflationary pressures, which may, in turn, result in an increase in the amount we pay for sourced products, components, and raw materials. During periods of rising prices, there can be no assurance that we will be able to pass any portion of such increases on to customers. Conversely, when prices decline, customer demands for lower prices could result in lower sale prices and, to the extent that we have existing inventory, lower margins. As a result, fluctuations in finished products, components, or raw material prices could have a material adverse effect on our business, operating results, and financial condition.

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

Our business is subject to the risk of earthquakes, fire, power outages, floods, and other catastrophic events and to interruption by problems such as terrorism, cyberattacks, or failure of key information technology systems.

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, criminal acts, public health crises, such as pandemics and epidemics, and other similar events. These risks are particularly substantial because we conduct substantially all of our operations from one location. We maintain casualty and business interruption insurance, but it may not adequately protect us from the types and amounts of losses we may incur or from the adverse effect that may be caused by significant disruptions in our product distribution, such as the long-term loss of customers or an erosion of our brand image. In addition, the facilities of certain of our contract manufacturers and other suppliers are subject to the same and additional risks, especially since some of them are located in parts of Asia that experience typhoons, earthquakes, other natural disasters, and public health crises. For example, most of our third-party contract manufacturers and suppliers related to our outdoor and accessory products are located in Asia, primarily China, and, to a lesser extent, Taiwan and Japan, and, at this point, the extent to which COVID-19 may impact our results is uncertain, but it could negatively impact our business.

Our computer systems may also be vulnerable to computer viruses, criminal acts, denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, or loss of critical data. As we rely heavily on our information technology and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could harm our ability to run our business and either directly or indirectly disrupt our suppliers’ or manufacturers’ businesses, which could harm our business, operating results, and financial condition

Interruptions in the proper functioning of our information systems or other issues with our ERP systems could cause disruption to our operations.

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

All businesses in our Firearm division and most businesses in our OP&A division operate under SAP, which is a fully integrated ERP system. We continue to implement various modules and additional usages of SAP. Any of those implementations could result in a major disruption to our business, and any disruption could have a negative effect on our business, operating results, and financial condition. In addition, utilizing SAP has required and will continue to require significant resources and refinement to fully realize the expected benefits of the system.

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

We may expand our operations through acquisitions in order to enhance our existing products and offer new products, enter new markets and businesses, strengthen and avoid interruption from our supply chain, and improve our position in current markets and businesses. Acquisitions involve significant risks and uncertainties. We cannot accurately predict the timing, size, and success of any future acquisitions. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. Acquisitions also may become more difficult in the future as we or others acquire the most attractive candidates. Unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions could inhibit our growth and negatively impact our business, operating results, and financial condition.

Our ability to complete acquisitions that we desire to make in the future will depend upon various factors, including the following:

•	the availability of suitable acquisition candidates at attractive purchase prices;
•	the ability to compete effectively for available acquisition opportunities;

•	the availability of cash resources, borrowing capacity, or other forms of consideration at favorable pricing that would enable us to offer the required acquisition purchase prices;
•	the ability of management to devote sufficient attention to acquisition efforts; and
•	the ability to obtain any requisite governmental or other approvals.

In our OP&A division, we plan to pursue acquisitions of companies involved in what we consider the rugged outdoor market (which may include shooting, hunting, fishing, camping, hiking, personal security and defense, and a variety of other outdoor recreational and leisure activities), companies that perform manufacturing services for us or supply us with components or materials, and other businesses that we regard as complementary to our business. We may have little or no experience with certain acquired businesses, which could involve significantly different supply chains, production techniques, customers, and competitive factors than our current business. This lack of experience would require us to rely to a great extent on the management teams of these acquired businesses. These acquisitions also could require us to make significant investments in systems, equipment, facilities, and personnel in anticipation of growth. These costs could be essential to implement our growth strategy in supporting our expanded activities and resulting corporate structure changes. We may be unable to achieve some or all of the benefits that we expect to achieve as we expand into these new markets within the time frames we expect, if at all. If we fail to achieve some or all of the benefits that we expect to achieve as we expand into these new markets, or do not achieve them within the time frames we expect, our business, operating results, and financial condition could be adversely affected.

As a part of any potential acquisition, we may engage in discussions with various acquisition candidates. In connection with these discussions, we and each potential acquisition candidate may exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the prospective acquisition candidate may agree not to discuss a potential acquisition with any other party for a specific period of time and agree to take other actions designed to enhance the possibility of the acquisition, such as preparing audited financial information. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues. As a result of these and other factors, a number of potential acquisitions that from time-to-time appear likely to occur do not result in binding legal agreements and are not consummated, but may result in increased legal, consulting, and other costs.

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

Potential strategic alliances may not achieve their potential.

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

We may be unable to effectively complete an integration of the management, operations, facilities, accounting, and information systems of acquired businesses with our own; to implement effective controls to mitigate legal and business risks with which we have no prior experience; to manage efficiently the combined operations of the acquired businesses with our operations; to achieve our operating, growth, and performance goals for acquired businesses; to achieve additional sales as a result of our expanded operations; or to achieve operating efficiencies or otherwise realize cost savings as a result of anticipated acquisition synergies. The integration of acquired businesses involves numerous risks and uncertainties, including the following:

•	the failure of acquired businesses to achieve expected results;
•	the potential disruption of our core businesses;
•	risks associated with entering markets and businesses in which we have little or no prior experience;
•	diversion of management’s attention from our core businesses;
•	adverse effects on existing business relationships with suppliers and customers;
•	risks associated with increased regulatory or compliance matters;
•	failure to retain key customers, suppliers, or personnel of acquired businesses;
•	the potential strain on our financial and managerial controls and reporting systems and procedures;
•	greater than anticipated costs and expenses related to the integration of the acquired businesses with our business;
•	potential unknown liabilities associated with the acquired businesses;
•	risks associated with weak internal controls over information technology systems and associated cyber security risks;
•	meeting the challenges inherent in effectively managing an increased number of employees in diverse locations;
•	the risk of impairment charges related to potential write-downs of acquired assets; and
•	the challenge of creating uniform standards, controls, procedures, policies, and information systems.

If our goodwill, intangible assets, or long-lived assets become impaired, we may be required to record a significant charge to earnings.

We review our goodwill, intangible assets, and long-lived assets (collectively, “tested assets”) for impairment annually or when events or changes in circumstances indicate the carrying value may not be recoverable. After such review, we may be required to record a significant charge to our financial statements during the period in which such impairment of our tested assets is determined, negatively impacting our results of operations. As of our valuation date, February 1, 2020, our Firearms operating unit had $19.0 million of goodwill and its fair value significantly exceeded its carrying value. Our Outdoor Products & Accessories operating unit had $163.2 million of goodwill and its fair value exceeded its carrying value by approximately 1.5%. On March 23, 2020, we determined that business in our Outdoor Products & Accessories segment was expected to be negatively impacted by several factors related to the COVID-19 pandemic, including a major online retail customer’s decision to halt or delay most non-essential product orders, COVID-19-related supply chain issues, as well as COVID-19-related “stay at home” orders and sporting goods store closures, which reduced retail foot traffic in many states. Given the extreme market volatility, we relied solely on the income approach to derive the current value of the Outdoor Products & Accessories segment. Based on these factors, we expect reduced cash flows in our Outdoor Products & Accessories segment, and we believe this constituted a triggering event under generally accepted accounting principles. Based on the results of this evaluation, we recorded a non-cash impairment charge of $98.7 million of goodwill in our Outdoor Products & Accessories segment. Although we concluded that there was no additional impairment of the goodwill associated with our operating units as of April 30, 2020, we will continue to closely monitor their performance and related market conditions for future indicators of potential impairment and reassess accordingly. Our assumptions related to the development of fair value could deviate materially from actual results and forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our financial results of operations.

During the third quarter of fiscal 2019, we assessed and recorded a $10.4 million impairment charge related to the goodwill of our Electro Optics operating unit, which was subsequently restructured and combined into our Outdoor Product & Accessories operating unit. As of April 30, 2020, our Firearms and Outdoor Products & Accessories operating units had tested assets of $19.0 million and $64.6 million, respectively.  For further discussion of the valuation of tested assets, see Note 3 — Significant Accounting Policies to our consolidated financial statements.  Factors that may be considered a change in circumstances, indicating that the carrying value of our tested assets may be reduced or otherwise not be recoverable, include, but are not limited to, general economic conditions, changes in regulations, reduced future cash flow estimates, slower growth rates, changes in the competitive environment for our products, and the success of new products.

We have identified a material weakness in our Internal control over financial reporting that may, if not remediated, result in material misstatements in our financial statements.

We are responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As disclosed in Item 9A, “Controls and Procedures,” we identified a material weakness in our control over financial reporting related to the income tax treatment associated with goodwill impairment. A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, we concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously issued financial results. We are actively engaged in developing a remediation plan designed to address this material weakness; however, we cannot guarantee that these steps have been sufficient or that we will not have a material weakness in the future. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial statements.

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

As of April 30, 2020, we had $160.0 million of long-term borrowings outstanding on our revolving line of credit. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions, or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to the financial condition, business environment, and other factors affecting our operations, many of which are beyond our control.

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

We anticipate that our advertising, marketing, and promotional efforts will increase in the foreseeable future as we continue to seek to enhance our brand recognition and the consumer demand for our products. Historically, we have relied on print and electronic media advertising to increase consumer awareness of our brands to increase purchasing intent and conversation. We anticipate that we will increasingly rely on other forms of media advertising, including social media and digital marketing. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising, promotion, public relations, and marketing programs. These brand promotion activities may not yield increased revenue and the efficacy of these activities will depend on a number of factors, including our ability to do the following:

•	determine the appropriate creative message and media mix and markets for advertising, marketing, and promotional expenditures;
•	select the right markets, media, and specific media vehicles in which to advertise;
•	identify the most effective and efficient level of spending in each market, media, and specific media vehicle; and
•	effectively manage marketing costs, including creative and media expenses, in order to maintain acceptable customer acquisition costs.

Increases in the pricing of one or more of our marketing and advertising channels could increase our marketing and advertising expenses or cause us to choose less expensive but possibly less effective marketing and advertising channels. If we implement new marketing and advertising strategies, we may incur significantly higher costs than our current costs, which in turn could adversely affect our operating results. Implementing new marketing and advertising strategies also could increase the risk of devoting significant capital and other resources to endeavors that do not prove to be cost effective. We also may incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenue associated with such expenses, and our marketing and advertising expenditures may not generate sufficient levels of brand awareness and conversation or result in increased revenue. Even if our marketing and advertising expenses result in increased revenue, the increase might not offset our related expenditures. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace or supplement existing marketing and advertising channels with similarly or more effective channels, our marketing and advertising expenses could increase substantially, our customer base could be adversely affected, and our business, operating results, financial condition, and reputation could suffer.

In addition, we may determine that certain of our products and brands benefit from endorsements and support from particular sporting enthusiasts, athletes, or other celebrities, and those products and brands may become personally associated with those individuals. As a result, sales of the endorsed products could be materially and adversely affected if any of those individuals’ images, reputations, or popularity were to be negatively impacted.

Our operating results could be materially harmed if we are unable to forecast demand for our products accurately.

We often schedule internal production and place orders for finished products, product components, and raw materials with third-party suppliers before receiving firm orders from our customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include the following:

•	our failure to accurately forecast customer acceptance of new products;
•	an increase or decrease in consumer demand for our products or for the products of our competitors;
•	new product introductions by competitors;
•	our relationships with customers;
•	general market conditions and other factors, which may result in cancellations of orders or a reduction or increase in the rate of reorders placed by customers;
•	general market conditions, economic conditions, and consumer confidence levels, which could reduce demand for discretionary items, such as our products; and
•	the domestic political environment, including debates over the regulation of various consumer products, such as firearms.

Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on our business, operating results, and financial condition. If we underestimate demand for our products, we and our third-party suppliers may not be able to produce products to meet customer demand, and this could result in delays in the shipment of products and lost revenues, as well as damage to our reputation and customer relationships. We may not be able to manage inventory levels successfully to meet future order and reorder requirements.

An inability to expand our e-commerce business could reduce our future growth.

Consumers are increasingly shopping online via e-commerce retailers, and we face intense pressure to make our non-firearm products readily and conveniently available via e-commerce services. Our success in participating in e-commerce depends on our ability to effectively use our marketing resources to communicate with existing and potential customers. To increase our e-commerce sales, we may have to be more promotional to compete, which could impact our gross margin and increase our marketing expenses. We recently developed and continue to enhance our direct-to-consumer e-commerce platform, but rely to an extent on third party e-commerce websites to sell our products, which could lead to our e-commerce customers being able to have control over the pricing of our products. This in turn could lead to adverse relationship consequences with our customers that operate brick and mortar locations as they may perceive themselves to be at a disadvantage based on the e-commerce pricing to end consumers. There is no assurance that we will be able to successfully expand our e-commerce business and respond to shifting consumer traffic patterns and direct-to-consumer buying trends.

In addition, e-commerce and direct-to-consumer operations are subject to numerous risks, including implementing and maintaining appropriate technology to support business strategies; reliance on third-party computer hardware/software and service providers; data breaches; violations of federal, state, and international laws, including those relating to online privacy, credit card fraud, telecommunication failures, electronic break-ins, and similar disruptions; and disruptions of Internet service. Our inability to adequately respond to these risks and uncertainties or to successfully maintain and expand our direct-to-consumer business may have an adverse impact on our operating results.

We plan to continue to expand our brand recognition and product loyalty through social media and our websites, with generation of original content. These efforts are intended to yield greater traffic to our websites and increase our direct-to-consumer revenue. By doing so, we will become to an extent a competitor to our customers, reducing their revenue in the process.  This could lead to adverse relationships with our online and brick and mortar retail customers, which could have an adverse impact on our operating results.

A substantial portion of our outdoor products revenue depends on a small number of large customers.

We sell our outdoor products and accessories through online retailers, sport specialty stores, sporting goods stores, dealers and distributors, and mass market home and auto retailers. Our two largest customers in our OP&A segment accounted for an aggregate of 36.4% of our OP&A revenue for fiscal 2020. Of these customers, the world’s largest e-commerce retailer accounted for 24.9% of our revenue in the OP&A segment through its very extensive customer base of end consumers; and a very large national sport specialty chain accounted for 11.5% of our revenue in that segment through its retail locations.

Although we have long-established relationships with many of our customers, we generally do not have any long-term supply or binding contracts or guarantees of minimum purchases with our customers. Purchases by our customers are generally made through individual purchase orders. As a result, these customers may cancel their orders, change purchase quantities from forecast volumes, delay purchases for a number of reasons beyond our control, or change other terms of the business relationship. Significant or numerous cancellations, reductions, or delays in purchases or changes in business practices by our customers could have a material adverse effect on our business, operating results, and financial condition. In addition, because many of our costs are fixed, a reduction in customer demand could have an adverse effect on our gross profit margins and operating income.

A significant deterioration in the financial condition of our major customers could have a material adverse effect on our sales and profitability. We regularly monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, substantial financial issues or a bankruptcy filing by a key customer could have a material adverse effect on our business, operating results, and financial condition.

Retail pricing decisions made by certain of our customers could negatively impact pricing for our products in certain online marketplaces.

Many of our non-firearms customers have manual or automated processes to match retail prices in the marketplace. We have a policy that requires our customers to maintain minimum advertised pricing on certain of our products, unless we allow otherwise. This policy serves to help stabilize the pricing for our products at retail. If a customer decreases its retail prices below our minimum threshold, other retailers could also reduce pricing on the same product, thus devaluing that product in the marketplace. This practice could cause us to lower our prices to customers or to compensate them financially for the loss in their inventory value, and, therefore, this could yield an adverse effect on our business, operating results, and financial condition.

Changes in the retail industry and the markets for consumer products could negatively impact existing customer relationships and our operating results.

In recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations, or reposition the target markets for their stores. These developments could result in a reduction in the number of retailers that carry our products, increased ownership concentration within the retail industry, increased credit exposure, and increased retailer leverage over their suppliers, such as us. These changes could impact our opportunities in the market and increase our reliance on a smaller number of large customers.

We depend on a continuous flow of new orders from large, high-volume retail customers, but we may be unable to continually meet the needs of these customers. Retailers are increasing their demands on suppliers to take various actions, including the following:

•	reduce lead times for product delivery, which may require us to increase inventories and could impact the timing of reported sales;
•	require us to fulfill their direct-to-consumer website orders, or drop shipping, which could increase our cost per unit, lead to higher inventory levels, and increase freight costs;
•	improve customer service in which products are supplied directly to retailers from third-party suppliers; and
•	adopt technologies related to inventory management that may have substantial implementation costs.

We cannot provide any assurance that we can continue to successfully meet the needs of our customers. A substantial decrease in sales to any of our major customers could have a material adverse effect on our business, operating results, and financial condition.

As a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. This requires us to shorten our lead times for production in certain cases and more closely anticipate demand, which could, in the future, require us to carry additional inventories. We also may be negatively affected by changes in the policies of our retail customers, such as inventory destocking, limitations on access to and time on shelf space, use of private label brands, price demands, payment terms, and other conditions, which could negatively impact our business, operating results, and financial condition.

These foregoing factors could result in a shift of bargaining power to the retail industry and in fewer outlets for our products. Further consolidations could result in price and other competition that could reduce our margins and our net sales.

We may have difficulty collecting amounts owed to us.

Certain of our customers have experienced, and may in the future experience, credit-related issues. We perform ongoing credit evaluations of customers, but these evaluations may not be completely effective. We grant payment terms to most customers ranging from 20 to 90 days and do not generally require collateral. However, in some instances we provide longer payment terms, particularly as it relates to our hunting products. Should more customers than we anticipate experience liquidity issues, or if payment is not received on a timely basis, we may have difficulty collecting amounts owed to us by such customers and our business, operating results, and financial condition could be adversely impacted.

For the year ended April 30, 2020, one of our customers accounted for approximately 10.5% of our net sales but did not exceed 10% of our accounts receivable. Three other customers each had greater than 10% of our accounts receivable and combined for a total of 37.7%. For the fiscal year ended April 30, 2019, none of our customers exceeded 10% of our net sales and one of our customers accounted for approximately 19.8% of our accounts receivable. For the fiscal year ended April 30, 2018, one of our customers accounted for 11.9% of our net sales and none of our customers accounted for 10% or more of our accounts receivable.

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

We are subject to payment-related risks.

We accept a variety of payment methods, including credit cards, debit cards, electronic funds transfers, electronic payment systems, and gift cards. Accordingly, we are subject to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs and liability and reduce the ease of use of certain payment methods. For certain payment methods, including credit and debit cards, as well as electronic payment systems, we pay interchange and other fees, which may increase over time. We rely on independent service providers for payment processing, including credit and debit cards. If these independent service providers become unwilling or unable to provide these services to us or if the cost of using these providers increases, our business could be harmed. We are also subject to payment card association operating rules and agreements, including data security rules and agreements, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if there is a breach or compromise of our data security systems, we may be liable for losses incurred by card issuing banks or customers, subject to fines and higher transaction fees, or the loss of our ability to accept credit or debit card payments from our customers or process electronic fund transfers or facilitate other types of payments. Any failure to comply could significantly harm our brand, reputation, business, operating results, and financial condition.

Our inability to protect our intellectual property or obtain the right to use intellectual property from third parties could impair our competitive advantage, reduce our sales, and increase our costs.

Our success and ability to compete depend in part on our ability to protect our intellectual property. We rely on a combination of patents, copyrights, trade secrets, trademarks, trade dress, customer records, monitoring, brand protection services, confidentiality agreements, and other contractual provisions to protect our intellectual property, but these measures may provide only limited protection. Our failure to enforce and protect our intellectual property rights or obtain the right to use necessary intellectual property from third parties may lead to our loss of trademark and service mark rights, brand loyalty, and notoriety among our customers and prospective customers. The scope of any intellectual property to which we have or may obtain rights may not prevent others from developing and selling competing products. In addition, our intellectual property may be held invalid upon challenge, or others may claim rights in, or ownership of, our intellectual property. Moreover, we may become subject to litigation with parties that claim, among other matters, that we infringed their patents or other intellectual property rights. The defense and prosecution of patent and other intellectual property claims are both costly and time-consuming and could result in a material adverse effect on our business, operating results, and financial condition.

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

If our efforts to protect the security of personal information related to any of our customers, consumers, vendors, or employees are unsuccessful and unauthorized access to that personal information is obtained, or we experience a significant disruption in our computer systems or a cyber security breach, we could experience an adverse effect on our operations, we could be subject to costly government enforcement action and private litigation, and our reputation could suffer.

Our operations involve the storage and transmission of proprietary information related to customers, consumers, vendors, and employees, such as credit card and bank account numbers, and security breaches could expose us to a risk of loss of this information, government enforcement action and litigation, and possible liability. Our payment services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards, debit cards, bank account information, identity theft, and merchant fraud.

If our security measures are breached as a result of third-party action, employee error, malfeasance, or otherwise, and as a result, someone obtains unauthorized access to data of our customers, consumers, vendors, or employees, our reputation may be damaged, our business may suffer, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs, the public perception of the effectiveness of our security measures could be harmed and we could lose customers and consumers, which could adversely affect our business.

Any breach of our data security or that of our service providers could result in an unauthorized release or transfer of customer, consumer, vendor, user, or employee information; cause the loss of valuable business data; or cause a disruption in our business. These events could give rise to unwanted media attention; damage our reputation; damage our customer, consumer, employee, vendor, or user relationships; and result in lost sales, fines, or lawsuits. We may also be required to expend significant capital and other resources to protect against or respond to or alleviate problems caused by a security breach, which could harm our operating results. If we or our independent service providers or business partners experience a breach of systems compromising our customers’ sensitive data, our brand could be harmed, sales of our products could decrease, and we could be exposed to losses, litigation, or regulatory proceedings. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement, or payment companies about the incident and may need to provide some form of remedy, such as refunds, for the individuals affected by the incident.

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

As of April 30, 2020, we had consolidated indebtedness of $160.0 million, of which none is payable in the next 12 months. This indebtedness relates to our unsecured credit facility, dated June 15, 2015, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which originally included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan. The Revolving Line provides for availability for general corporate purposes, with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election, or 2.95% as of April 30, 2020. On October 27, 2016, we entered into a second amendment to our Credit Agreement, or the Second Amendment, which, among other things, increased the Revolving Line to $350.0 million, increased the option to expand the credit commitment to an additional $150.0 million, and extended the maturity of the Revolving Line from June 15, 2020 to October 27, 2021. On November 22, 2019, we repaid the full Term Loan and entered into a fifth amendment to our Credit Agreement, or the Fifth Amendment, which, among other things, provides the Lenders’ consent to the spin-off of the outdoor products and accessories business, provided that certain financial conditions are satisfied, including (x) granting the Lenders security interest in the assets of the remaining business, (y) reducing the Revolving Line to $250.0 million at the time of the spin-off, and (z) reducing the option to expand the credit agreement to $50.0 million at the time of the spin-off. Other than the changes described in the Second and Fifth Amendments, we otherwise remain subject to the terms of the Credit Agreement, as described below.

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

As of April 30, 2020, there were 55,359,928 shares of our common stock outstanding. Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company, which generally include our directors, executive officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 described below.

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

As of April 30, 2020, we had outstanding nonqualified stock options to purchase 200,667 shares of common stock under our incentive stock plans and other option agreements, 947,245 undelivered time-based restricted stock units, or RSUs, and 366,917 unearned performance stock units, or PSUs, under our incentive stock plans. We issued 380,209 of the 6,000,000 shares of common stock reserved for issuance under our 2011 Employee Stock Purchase Plan, or the ESPP, during fiscal 2020. We have registered for offer and sale the shares of common stock that are reserved for issuance pursuant to our incentive stock plans and available for issuance pursuant to the ESPP. Shares covered by such registration statements upon the exercise of stock options, the vesting of RSUs and PSUs or pursuant to the ESPP generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

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

Our operating results may involve significant fluctuations.

Various factors contribute to significant periodic and seasonal fluctuations in our operating results. These factors include the following:

•	market acceptance of our products, including new products;
•	market acceptance and new product introductions by our competitors;
•	the timing of large domestic and international orders;
•	cancellation of existing orders;
•	changes in our sales mix;
•	the cost of new product introductions;
•	problems with our supply chain;
•	the volume of customer orders relative to our capacity;
•	timing of expenditures in anticipation of future customer orders;
•	effectiveness in managing production processes and costs;
•	changes in cost and availability of labor and finished products, product components, and raw materials;
•	ability to manage inventory and inventory obsolescence;
•	pricing and other competitive pressures;
•	changes or anticipated changes in economic, social, political, legislative, and regulatory factors;
•	the outcome of any litigation;
•	adverse publicity surrounding our products, the safety of our products, or the use of our products;
•	changes in amount and or timing of our operating expenses; and
•	changes in laws and regulations that may affect the marketability of our products.

As a result of these and other factors, we believe that period-to-period comparisons of our operating results may not be meaningful in the short term, and our performance in a particular period may not be indicative of our performance in any future period.

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

Our success depends to a significant extent upon the continued services of our current management team, including Mark P. Smith and Brian D. Murphy, our Co-Presidents and Co-Chief Executive Officers. The loss of either of them, or one or more of our other key executives or employees, could have a material adverse effect on our business. Generally, we do not maintain “key person” insurance policies on the lives of any of our executive officers or any of our other employees. We employ all of our executive officers and key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason, and without advance notice, subject to certain severance obligations upon termination. In order to retain valuable employees, in addition to salary and cash incentives, we regard our ability as a public company to grant stock-based compensation as an important component of our ability to attract and retain key personnel. The value to employees of stock-based compensation over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other companies.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth information regarding our principal operating properties and other significant properties as of April 30, 2020.  All the properties listed below are leased except where otherwise indicated.  In general, our operating properties are well maintained, suitably equipped, and in good operating condition.

Location	Facility	Reporting Segment
North America
United States
Arizona
Scottsdale	Office	Corporate
Arkansas
Bentonville	Office	Outdoor Products & Accessories
Connecticut
Deep River	Plant	Firearms
Idaho
Meridian(1)	Office	Firearms
Maine
Houlton(2)	Plant	Firearms
Massachusetts
Springfield(2)	Executive Offices & Plant	Corporate Office, Shared Services, Firearms
New Hampshire
Somersworth	Research & Development	Firearms
Missouri
Columbia	Office & Warehouse	Firearms, Outdoor Products & Accessories
Oregon
Wilsonville	Office & Warehouse	Outdoor Products & Accessories

Europe
Belgium
Herstal	Office	Firearms

Asia
People’s Republic of China
Shenzhen	Office	Corporate, Outdoor Products & Accessories

(1)	Property is subleased.
(2)	Owned property.

Item 3. Legal Proceedings

Information regarding our legal proceedings is discussed in Note 18 to our consolidated financial statements, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Global Select Market under the symbol “SWBI.” Our common stock was previously traded on the Nasdaq Global Select Market under the symbol “AOBC” from January 1, 2017 to June 1, 2020 and under the symbol “SWHC” from July 20, 2006 to January 1, 2017. The holders of our common stock are entitled to one vote per share on any matter to be voted upon by the stockholders. All shares of common stock rank equally as to voting and all other matters. The shares of common stock have no preemptive or conversion rights, no redemption or sinking fund provisions, are not liable for further call or assessment, and are not entitled to cumulative voting rights.

Holders

On June 16, 2020, there were 813 record holders of our common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividend Policy

We have never declared or paid cash dividends on our common stock. Following the Separation, we are considering paying a cash dividend. Payment of any cash dividends in the future will depend on our financial condition, operating results, and capital requirements as well as other factors deemed relevant by our board of directors. In addition, our credit facility restricts our ability to pay cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

For equity compensation plan information, refer to Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) in Part III of this Annual Report on Form 10-K.

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended April 30, 2020 for (i) our common stock; (ii) the Russell 2000 Index; (iii) a peer group consisting of Sturm, Ruger & Company, Inc., Vista Outdoor, Inc., and National Presto Industries, Inc., (Peer Group on the graph below). The graph assumes an investment of $100 on April 30, 2015. The calculation of cumulative stockholder return on the Russell 2000 Index and the peer group include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

Among Smith & Wesson Brands, Inc., The Russell 2000 Index,

And Peer Group

*	$100 invested on April 30, 2015 in stock or index — including reinvestment of dividends. Fiscal year ending April 30.

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Securities Act.

Repurchases of Common Stock

As of April 30, 2020, we had no authorized share repurchase programs. We did not repurchase any shares of our common stock during fiscal 2020.

Item 6. Selected Financial Data

The consolidated statements of income and cash flows data for the fiscal years ended April 30, 2020, 2019, and 2018 and the consolidated balance sheet data as of April 30, 2020 and 2019 have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of income/(loss) and cash flows data for the fiscal years ended April 30, 2017 and 2016 and the consolidated balance sheet data as of April 30, 2018, 2017, and 2016 have been derived from our audited consolidated financial statements not included herein. You should read this information in conjunction with our consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

	Fiscal Year Ended April 30,
	2020		2019		2018	2017	2016
	(In thousands, except share, per share, and ratio data)
Net sales	$678,390		$638,277		$606,850	$903,188	$722,908
Cost of sales	443,685		412,046		411,098	527,916	429,096
Gross profit	234,705		226,231		195,752	375,272	293,812
Operating expenses	283,524	(a)	188,175	(a)	168,704	175,333	135,169
Operating (loss)/income	(48,819)		38,056		27,048	199,939	158,643
Total other income/(expense), net	(11,130)		(9,318)		(9,431)	(8,633)	(13,550)
(Loss)/income from operations before income taxes	(59,949)		28,738		17,617	191,306	145,093
Income tax expense/(benefit)	1,281		10,328		(2,511)	63,452	51,135
Net (loss)/income	$(61,230)		$18,410		$20,128	$127,854	$93,958
Net (loss)/income per share:
Basic	$(1.11)		$0.34		$0.37	$2.29	$1.72
Diluted	$(1.11)		$0.33		$0.37	$2.25	$1.68
Weighted average number of shares outstanding:
Basic	54,983		54,483		54,061	55,930	54,765
Diluted	54,983		55,216		54,834	56,891	55,965
Depreciation and amortization	$54,058		$53,859		$52,075	$50,213	$41,237
Capital expenditures	$13,932		$33,949		$18,490	$34,876	$29,474
Year-end financial position:
Working capital	$265,880		$187,401		$169,682	$167,196	$210,639
Current ratio	3.0		2.7		2.7	2.1	2.7
Total assets	$728,961		$766,789		$745,060	$788,036	$619,503
Current portion of notes and loans payable	$—		$6,300		$6,300	$6,300	$6,300
Notes and loans payable, net of current portion	$159,171		$149,434		$180,304	$210,657	$166,564
Capital lease payable, net of current portion	$39,873		$45,400		$22,143	$173	$—

(a)

Operating expenses for fiscal 2020 and 2019 include a $98.7 million and $10.4 million, respectively, impairment of goodwill in our Outdoor Products & Accessories segment. See Note 3 – Significant Accounting Policies to the consolidated financial statements for further detail.

(b)

(Loss)/income from continuing operations for fiscal 2019 includes activity for the period subsequent to the acquisition of LaserLyte. Income from continuing operations for fiscal 2018 includes activity for the period subsequent to the acquisitions of Gemini Technologies, Incorporated and Fish Tales, LLC. See Note 2 – Acquisitions to the consolidated financial statements for further detail. Fiscal 2017 includes activity for the period subsequent to the acquisitions of Taylor Brands, LLC, Crimson Trace Corporation, and Ultimate Survival Technologies, Inc. in fiscal 2017.

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

We report our results of operations in two segments: (1) Firearms and (2) Outdoor Products & Accessories.

2020 Highlights

Our operating results for fiscal 2020 included the following:

•	Consolidated net sales were $678.4 million, an increase of $40.1 million, or 6.3%, over the prior year.
•

Firearms segment gross sales were $529.6 million, which included $3.6 million of inter-segment revenue, an increase of $48.3 million, or 10.0%, over the prior fiscal year, primarily because of increased consumer demand and a change in the timing of our federal excise tax obligation that resulted in an increase in revenue and a corresponding increase in cost of sales.  This change was a direct result of the opening of our distribution center in June 2019 and resulted from the Tax and Trade Bureau denying our petition and requiring us to assess federal excise tax on the first transfer of a firearm.  Starting in June 2019, we began transferring all completed firearms to our new distribution center and became required to assess federal excise tax at that point.  Previously, we assessed federal excise tax at the point of sale to our third-party customers, allowing us to reduce the invoice value of our firearms by the federal excise tax assessed. This tax is now a cost of inventory at the distribution center and results in sales to our customers and the related cost of sales both being increased by the tax amount. This change does not impact gross profit dollars, but it reduces gross margin percentage.  The impact during the fiscal year ended April 30, 2020 to our Firearms segment was a $37.5 million increase in sales and cost of sales and a decrease in gross margin of 240 basis points.

•

OP&A segment gross sales were $167.5 million, which included $15.1 million of inter-segment revenue, a decrease of $9.8 million, or 5.5%, from the prior fiscal year. The decrease in sales was primarily because of a decline in sales of our branded camping accessory products due to one large retailer accelerating a strategy towards their own private label brand and lower OEM sales of laser products. In addition, we experienced reduced orders as a result of recent bankruptcies and other financial instability by certain of our customers and several factors related to the COVID-19 pandemic that resulted in reduced foot traffic from “stay at home” orders and reduced customer orders from sporting goods store closures in many states. These negative impacts were partially offset by sales growth in e-commerce resulting from a shift to online orders.

•

Consolidated gross margin was 34.6%, a decrease of 80 basis points from the prior fiscal year. Excluding the impact of the change in federal excise tax in our Firearms segment, gross margin would have been 36.6%, or an increase of 120 basis points, over the prior fiscal year.

•

On March 23, 2020, we determined that business in our Outdoor Products & Accessories segment was expected to be negatively impacted by several factors related to the COVID-19 pandemic, including a major online retail customer’s decision to halt or delay most non-essential product orders, COVID-19-related supply chain issues, as well as COVID-19-related “stay at home” orders and sporting goods store closures, which reduced retail foot traffic in many states. Based on these factors, we expect reduced cash flows in our Outdoor Products & Accessories segment, and we believe this constituted a triggering event under generally accepted accounting principles.  Based on the results of this evaluation, we recorded a non-cash impairment charge of $98.7 million of goodwill in our Outdoor Products & Accessories segment.

•

Company net loss was $61.2 million, or ($1.11) per diluted share, compared with net income of $18.4 million, or $0.33 per diluted share for the prior fiscal year. Net income was negatively impacted in fiscal 2020 and 2019 by a $98.7 and $10.4 million impairment of goodwill, respectively. The non-cash impairment charge described above had a $1.79 and $0.19 negative impact on fully diluted earnings per share in fiscal 2020 and 2019, respectively. Excluding the impact of the non-cash goodwill impairment, consolidated net income would have been $8.6 million, or 29.9%, over the prior fiscal year.

•

On November 13, 2019, we announced that we were proceeding with a plan to spin-off our outdoor products and accessories business, or the Separation, and create an independent publicly traded company to conduct that business. We believe that separating our outdoor products and accessories business from our firearm business and forming a new company to conduct the outdoor products and accessories business will enable the management team of each company to focus on its specific strategies, including, among others, (1) structuring its business to take advantage of growth opportunities in its specific markets, (2) tailoring its business operation and financial model to its specific long-term strategies, and (3) aligning its external financial resources, such as stock, access to markets, credit, and insurance factors, with its particular type of business. In our view, the Separation is in the best interests of our company and our stockholders and would create two industry-leading companies with attributes that best position each company for long-term success. In preparation for the Separation, on May 29, 2020, we changed our name to Smith & Wesson Brands, Inc., and on June 1, 2020, we changed the name of the company that will operate our outdoor products and accessories business through its subsidiaries to American Outdoor Brands, Inc., or AOUT. In connection with the proposed spin-off, we expect to incur restructuring charges of approximately $9.0 million to $12.0 million relating to legal, regulatory, and financial services, reorganization and restructuring costs, and start-up costs for the new company. Thus far, we have incurred $5.5 million of restructuring charges relating to the spin-off.

Key Performance Indicators

We evaluate the performance of our business based upon operating profit, which includes net sales, cost of sales, selling and administrative expenses, and certain components of other income and expense. We also track our return on invested capital, and we use adjusted EBITDAS (earnings before interest, taxes, depreciation, amortization, and stock-based compensation expense, excluding certain non-operational items), which is a non-GAAP financial metric, as a supplemental measure of our performance in order to provide investors with an improved understanding of underlying performance trends. We evaluate our firearm products by such measurements as gross margin per unit produced, units produced per day, revenue by trade channel, and incoming orders per day. We evaluate our outdoor products and accessories products based upon a number of financial and operating measures, including sales, gross profit and gross margin, operating expenses, and operating margin.

External Factors that Impact the Firearm Industry

The firearm industry has been subject to many external factors in the past that have significantly increased the volatility of revenue generated for all companies within the industry. These factors include, among others, fears surrounding crime and terrorism; tragic news events; potential restrictions on the sale or makeup of firearms; actual and potential legislative, judicial, and regulatory actions; economic changes; and changes in the social and political environment, including presidential elections. See Item IA, Risk Factors, for further discussion of external factors that impact the firearm industry.  Although these external factors have created demand surges and volatility in the firearm market, and often make it difficult to predict demand, we believe that those external factors have also likely contributed to a long-term increase in consumer interest in firearms. This increased consumer interest has helped the firearm industry generate a ten-year compound annual growth rate in units of approximately 5.6% according to the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, or ATF. We believe that this expanding base of consumers combined with our strong brand reputation and attractive price points are important factors in our goal to continue increasing our market share. Based on data from calendar 2018, we estimate that we have a 12.2% share of the U.S. consumer market for handguns.

Results of Operations

Consolidated Net Sales and Gross Profit

The following table sets forth certain information regarding consolidated net sales for the fiscal years ended April 30, 2020, 2019, and 2018 (dollars in thousands):

	2020	2019	$ Change	% Change	2018
Net sales	$678,390	$638,277	$40,113	6.3%	$606,850
Cost of sales	443,685	412,046	31,639	7.7%	411,098
Gross profit	$234,705	$226,231	$8,474	3.7%	$195,752
% of net sales (gross margin)	34.6%	35.4%			32.3%

Fiscal 2020 Consolidated Net Sales and Gross Profit Compared with Fiscal 2019

Consolidated net sales increased $40.1 million, or 6.3%, over fiscal 2019, primarily as a result of the change in the timing of our federal excise tax obligation that resulted in a $37.5 million increase in revenue and a corresponding increase in cost of sales, increased consumer demand for new products, and increased demand of our Performance Center branded products, partially offset by lower shipments of our large frame M&P branded polymer pistols and medium frame revolvers in our Firearms segment.  In our Outdoor Products & Accessories segment, net sales decreased by $7.4 million, or 4.7%, as a result of the decreased shipments in shooting, hunting, electro-optics, and camping products, partially offset by increases in demand for cutlery.

Consolidated gross margin was negatively impacted by 200 basis points as a result of the change in federal excise tax treatment described above. Excluding that treatment, consolidated gross margin increased 120 basis points over the prior fiscal year, primarily because of a reduction in material costs due to sourcing initiatives, favorable manufacturing fixed cost absorption, shipping costs that were included in cost of sales in the prior fiscal year are now included in operating expenses because of the start-up of our new distribution center, favorable inventory valuation adjustments, and lower manufacturing spending in our Firearms segment. Unfavorable impacts included lower margin contribution from the Outdoor Products & Accessories segment, primarily due to increased tariffs and higher promotional product discounts in our Firearms segment.

Fiscal 2019 Consolidated Net Sales and Gross Profit Compared with Fiscal 2018

Consolidated net sales for fiscal 2019 increased $31.4 million, or 5.2%, over fiscal 2018, primarily as a result of lower consumer rebates on our polymer pistols, the recognition of deferred revenue on shipments of promotional products, and higher demand for concealed carry M&P branded polymer pistols and revolvers, partially offset by lower shipments of Performance Center branded polymer pistols in our Firearms segment.  In our OP&A segment, net sales increased primarily because of market acceptance of newly introduced accessories products over the past several years and increased revenue from strategic retailers, including internet retailers, partially offset from lower electro-optics products revenue.

Consolidated gross margin for fiscal 2019 increased 320 basis points over fiscal 2018, primarily because of a combination of lower promotional product discounts, consumer rebates, and lower manufacturing spending in our Firearms segment, and changes in customer mix, and lower promotional activity, offset by unfavorable product mix in our OP&A segment.

Firearms Segment Revenue and Gross Profit

The following table sets forth certain information regarding Firearms segment revenue and gross profit for the fiscal years ended April 30, 2020, 2019, and 2018 (dollars in thousands):

	2020	2019	$ Change	% Change	2018
Handguns	$390,711	$336,901	$53,810	16.0%	$326,290
Long Guns	101,540	107,717	(6,177)	-5.7%	90,222
Other Products & Services	37,361	36,717	644	1.8%	36,281
Total Firearms Revenue	$529,612	$481,335	$48,277	10.0%	$452,793
Cost of sales	363,924	335,051	28,873	8.6%	332,889
Gross profit	$165,688	$146,284	$19,404	13.3%	$119,904
% of net sales (gross margin)	31.3%	30.4%			26.5%

The following table sets forth certain information regarding firearm units shipped by trade channel for the fiscal years ended April 30, 2020, 2019, and 2018 (units in thousands):

Total Units Shipped	2020	2019	# Change	% Change	2018
Handguns	1,253	1,162	91	7.8%	1,155
Long Guns	295	327	(32)	-9.8%	287

Sporting Goods Channel Units Shipped	2020	2019	# Change	% Change	2018
Handguns	1,170	1,067	103	9.7%	1,053
Long Guns	281	309	(28)	-9.1%	267

Professional Channel Units Shipped	2020	2019	# Change	% Change	2018
Handguns	83	95	(12)	-12.6%	102
Long Guns	14	18	(4)	-22.2%	20

Firearms Segment Fiscal 2020 Revenue and Gross Profit Compared with Fiscal 2019

Revenue for our handguns increased $53.8 million, or 16.0%, over fiscal 2019. Increases in our revenue included the change in the $28.4 million federal excise tax treatment described above, increased consumer demand for new products, and increased shipments of our Performance Center branded products, partially offset by lower shipments of our large frame M&P branded polymer pistols and medium frame revolvers. Unit shipments into the sporting goods consumer channel increased 9.7% over fiscal 2019 because of increased firearm demand, as indicated by a 26.6% increase in adjusted background checks for handguns reported to NICS, including a significant increase in the fourth quarter likely related to concerns regarding the COVID-19 pandemic. We believe that our percentage increase in sales did not match NICS because of fulfillment of consumer demand out of our customer’s inventory, particularly by a few strategic retailers, reporting changes in a few certain states, and fulfillment of demand during the fourth quarter likely impacted by state to state sales restrictions.

Revenue for our long guns decreased $6.2 million, or 5.7%, from fiscal 2019, in spite of a $9.1 million increase in revenue related to federal excise tax, primarily due to reduced hunting rifle sales as a result of clearing discontinued products from the channel in anticipation of new products that were introduced late in our third fiscal quarter.  In addition, in spite of a late fourth quarter increase in sales, our M&P branded modern sporting rifles were down year-over-year as a result of lower demand in the first nine months of the fiscal year combined with lower promotional activity for those products and the fulfillment of demand out of customer inventory. We believe that our percentage decrease in sales in long guns likely did not match the 13.2% increase reported by  NICS because of the decline in our hunting rifle sales, the fulfillment of consumer demand from our customer’s inventory, a combination of reporting changes to NICS in certain states, and decreased promotional activity, particularly in the first half of the fiscal year.

Other products and services revenue increased $644,000, or 1.8%, over fiscal 2019, primarily because of an increased demand for handcuffs and magazines.

New products, defined as any new SKU not shipped in the prior year, represented 28.2% of firearm revenue for the 12 months ended April 30, 2020 and included a new concealed carry M&P branded polymer pistol, many new product line extensions, and promotional products bundle kits for our M&P, Performance Center, and Thompson/Center Arms branded products.

Gross margin for fiscal 2020 for our Firearms segment was negatively impacted 240 basis points as a result of the change in federal excise tax treatment described above. Gross margin dollars were not impacted by that tax treatment, and excluding that treatment, gross margin for our firearms segment would have increased by 320 basis points over the prior fiscal year, due to a combination of factors, including $4.4 million of shipping costs that were included in cost of sales in the prior fiscal year that are now included in operating expenses due to the start-up of our new distribution center, which negatively impacted gross margin by 80 basis points, a reduction in material costs due to sourcing initiatives, favorable inventory valuation adjustments related to the release of year end manufacturing variance accruals, improved manufacturing fixed cost absorption, lower manufacturing spending, and price increases, all of which favorably impacted Firearms gross margin by 520 basis points. These favorable impacts to Firearms gross margin were partially offset by increased standards related to material and labor cost increases and by increased promotional product discounts.

Our Firearm inventory levels increased slightly during fiscal 2020 due primarily to the change in timing related to federal excise tax that is now in inventory, which increased inventory by $5.4 million, combined with an increase in raw materials and work in process resulting from an increase in production to meet demand near the end of our fiscal year related to the COVID-19 pandemic. These increases were almost entirely offset by a 19% decrease in finished goods units as shipments in our fourth fiscal quarter increased to meet that demand. While inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results, it is difficult to forecast the potential impact of distributor inventories on future revenue and income since demand is impacted by many factors, including seasonality, new product introductions, news events, political events, and consumer tastes.

Our Firearms segment order backlog as of April 30, 2020 and 2019 was $95.7 million and $39.2 million, respectively. We allow orders received that have not yet shipped to be cancelled, and therefore, our backlog may not be indicative of future sales.

Firearms Segment Fiscal 2019 Revenue and Gross Profit Compared with Fiscal 2018

Revenue for our handguns increased $10.6 million, or 3.3%, over fiscal 2018, primarily as a result of lower consumer rebates on our polymer pistols, the recognition of deferred revenue on shipments of promotional products, and higher demand for concealed carry M&P branded polymer pistols and revolvers, partially offset by lower shipments of Performance Center branded polymer pistols. Actual unit shipments into the sporting goods channel for our handgun products increased 1.3% over fiscal 2018, primarily as a result of increased demand for certain of our handgun products because of successful seasonal promotional programs, including a promotion that bundled one of our handgun products with a shooting accessories product. Although overall consumer demand for handguns decreased 8.9% from fiscal 2018 (as indicated by adjusted background checks reported in NICS), we believe consistent demand for the broad array of quality products that we offer, combined with a normalized level of distributor inventory (rather than a sharp decline in such inventory in the prior year), had a positive impact on our fiscal 2019 results.

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

Outdoor Products & Accessories Segment Revenue and Gross Profit

The following table sets forth certain information regarding Outdoor Products & Accessories segment revenue and gross profit for the fiscal years ended April 30, 2020, 2019, and 2018 (dollars in thousands):

	2020	2019	$ Change	% Change	2018
Revenue	$167,473	$177,269	$(9,796)	-5.5%	$171,680
Cost of sales	98,143	97,143	1,000	1.0%	93,822
Gross profit	$69,330	$80,126	$(10,796)	-13.5%	$75,848
% of net sales (gross margin)	41.4%	45.2%			44.2%

Outdoor Products & Accessories Segment Fiscal 2020 Revenue and Gross Profit Compared with Fiscal 2019

Revenue for our Outdoor Products & Accessories segment decreased $9.8 million, or 5.5%, from fiscal 2019, primarily because of $4.0 million of reduced sales to OEM customers for our laser products, a $4.3 million decline in sales of our branded camping accessory products as a result of one large retailer accelerating a strategy towards its own private label brand, and $2.4 million of lower intercompany sales. In addition, we experienced reduced orders as a result of recent bankruptcies and other financial instability by certain of our customers and several factors related to the COVID-19 pandemic, including a major online retail customer’s decision to halt or delay most non-essential product orders, COVID-19-related supply chain issues, COVID-19-related “stay at home” orders, and sporting goods store closures, which have significantly reduced retail foot traffic in many states. The reduced orders as a result of the COVID-19 pandemic were partially offset by $6.8 million of increased sales growth in e-commerce from a shift to online orders.

New products represented 14.0% of Outdoor Products & Accessories segment revenue for fiscal 2020. Net sales for our Outdoor Products & Accessories segment was 22.5% of total company net sales compared with 25.0% in fiscal 2019.

Gross margin for fiscal 2020 for our Outdoor Products & Accessories segment declined 380 basis points compared to the prior year, primarily because of unfavorable variance capitalization for costs that were capitalized in fiscal 2019 and expensed in fiscal 2020,  which was caused by the reduction of laser manufacturing in fiscal 2019, and higher tariff costs on imported goods.

Our Outdoor Products & Accessories segment inventory was relatively flat as compared to fiscal 2019. We believe our inventory levels have enabled us to maintain minimal disruption from COVID-19 pandemic responses with our suppliers. It is possible, however, that worsening of conditions or increased fears of a pandemic could have a renewed and prolonged effect on manufacturing or employment in China, travel to and from China, or other restrictions on imports, all of which could have a longer-term effect on our sales and profitability in future periods.

Our Outdoor Products & Accessories segment order backlog as of April 30, 2020 was $1.8 million, or $10.9 million lower than at the end of fiscal 2019. We allow orders received that have not yet shipped to be cancelled, and therefore, our backlog may not be indicative of future sales.

Outdoor Products & Accessories Segment Fiscal 2019 Net Sales and Gross Profit Compared with Fiscal 2018

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

Gross margin for fiscal 2019 for our Outdoor Products & Accessories segment remained flat compared with fiscal 2018. Favorable impacts to gross margin included changes in customer mix, which yielded higher gross margins, and lower promotional activity offset by unfavorable product mix.

Our Outdoor Products & Accessories segment order backlog as of April 30, 2019 was $12.7 million, or $1.6 million lower than at the end of fiscal 2018.

Consolidated Operating Expenses

The following table sets forth certain information regarding operating expenses for the fiscal years ended April 30, 2020, 2019, and 2018 (dollars in thousands):

	2020	2019	$ Change	% Change	2018
Research and development	$12,362	$12,866	$(504)	-3.9%	$11,361
Selling, marketing, and distribution	74,515	57,263	17,252	30.1%	55,805
General and administrative	97,985	107,650	(9,665)	-9.0%	101,538
Goodwill impairment	98,662	10,396	88,266	849.0%	—
Total operating expenses	$283,524	$188,175	$95,349	50.7%	$168,704
% of net sales	41.8%	29.5%			27.8%

Fiscal 2020 Operating Expenses Compared with Fiscal 2019

Excluding the impact of the goodwill impairment for fiscal 2020 and 2019 described above, operating expenses increased $7.1 million over the prior fiscal year. Selling, marketing, and distribution expenses increased $17.3 million, partially as a result of the start-up of our new distribution center during the first quarter of fiscal 2020, which included approximately $4.4 million of costs that would have been included in cost of sales in the prior year as well as additional costs related to compensation and benefits, depreciation, property taxes, and security. In addition, increased co-op advertising expenses in the Firearms segment related to strategic customers, additional targeted customer promotions in our Outdoor Products & Accessories segment, and increases related to the development of our e-commerce initiative resulted in increased spending over the prior fiscal year. General and administrative expenses decreased $9.7 million, primarily as a result of decreased compensation related expenses in connection with the separation of our former President and Chief Executive Officer, decreased other compensation related expenses, decreased costs due to the closure of our Jacksonville, Florida facility, and a reduction in our allowance for doubtful accounts, which combined amounted to a $17.1 million decrease in general and administrative expenses. These decreases were partially offset by increased depreciation and compensation-related expenses related to our new distribution center, increased expenses related to the planned spin-off of our outdoor products and accessories business, which amounted to $5.5 million, as described above, increased spending relating to maintaining a safe and operational work environment throughout the COVID-19 pandemic, which amounted to $2.5 million, and increased professional fees.

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

Consolidated Operating (Loss)/Income

The following table sets forth certain information regarding operating income for the fiscal years ended April 30, 2020, 2019, and 2018 (dollars in thousands):

	2020	2019	$ Change	% Change	2018
Operating (loss)/income	$(48,819)	$38,056	$(86,875)	-228.3%	$27,048
% of net sales (operating margin)	-7.2%	6.0%			4.5%

Fiscal 2020 Operating (Loss)/Income Compared with Fiscal 2019

Excluding the impact of the goodwill impairment for fiscal 2020 and 2019 described above, operating income for fiscal 2020 would have been $49.8 million, an increase of $1.4 million, or 2.9%, over the prior fiscal year, primarily because of favorable manufacturing fixed cost absorption, favorable inventory valuation adjustments, lower manufacturing spending in our Firearms segment, decreased compensation related expenses in connection with the separation of our former President and Chief Executive Officer, and decreased costs as a result of the closure of our Jacksonville, Florida facility. These increases to operating income were partially offset by increased promotional product discounts and targeted customer promotions in our Firearms segment, increased co-op advertising expenses related to strategic customers, increased expenses related to the development of our e-commerce initiative, increased depreciation and compensation-related expenses related to our new distribution center, increased expenses related to the planned spin-off of our outdoor products and accessories business, and increased expenses related to the COVID-19 pandemic.

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

Other Income/(Expense)

The following table sets forth certain information regarding operating income/(expense) for the fiscal years ended April 30, 2020, 2019, and 2018 (dollars in thousands):

	2020	2019	$ Change	% Change	2018
Other income/(expense)	$83	$33	$50	N/A	$1,737

In fiscal 2018, we recorded a reduction of $1.6 million in the contingent consideration liability in connection with the acquisition of Ultimate Survival Technologies, Inc.

Consolidated Interest (Expense)/Income

The following table sets forth certain information regarding interest expense for the fiscal years ended April 30, 2020, 2019, and 2018 (dollars in thousands):

	2020	2019	$ Change	% Change	2018
Interest expense	$(11,213)	$(9,351)	$1,862	19.9%	$(11,168)

Interest expense increased by $1.9 million over the prior fiscal year as a result of interest recorded related to our capital lease for our new distribution center and additional borrowings outstanding during the fiscal year.

Interest expense decreased by $1.8 million between fiscal 2018 and fiscal 2019 because of lower overall outstanding debt during fiscal 2019.

Consolidated Income Tax Expense

The following table sets forth certain information regarding income tax expense for the fiscal years ended April 30, 2020, 2019, and 2018 (dollars in thousands):

	2020	2019	$ Change	% Change	2018
Income tax expense	$1,281	$10,328	$(9,047)	-87.6%	$(2,511)
% of income from operations (effective tax rate)	-2.1%	35.9%		-38.1%	-14.3%

We recorded income tax expense of $1.3 million for fiscal 2020, $9.1 million lower than the prior fiscal year, primarily because of decreased profitability. The effective tax rates were (2.1%) and 35.9% for fiscal 2020 and 2019, respectively. The effective tax rate for fiscal 2020 and 2019 excludes a non-cash goodwill impairment charge as a discrete item.

We recorded income tax expense of $10.3 million for fiscal 2019, versus an income tax benefit of $2.5 million for fiscal 2018, primarily because of the impact of Tax Reform in the prior year. The effective tax rates were 35.9% and (14.3%) for fiscal 2019 and 2018, respectively. The effective tax rate for fiscal 2019 excludes a non-cash goodwill impairment charge as a discrete item.

Consolidated Net (Loss)/Income

The following table sets forth certain information regarding net income and the related per share data for the fiscal years ended April 30, 2020, 2019, and 2018 (dollars in thousands, except per share data):

	2020	2019	$ Change	% Change	2018
Net (loss)/income	$(61,230)	$18,410	$(79,640)	-432.6%	$20,128
Net (loss)/income per share
Basic	$(1.11)	$0.34	$(1.45)	-426.5%	$0.37
Diluted	$(1.11)	$0.33	$(1.44)	-436.4%	$0.37

Fiscal 2020 Net (Loss)/Income Compared with Fiscal 2019

Excluding the impact of goodwill impairment for fiscal 2020 and 2019, net income increased $8.6 million or $0.16 per diluted share, from the prior fiscal year, primarily as a result of the reasons discussed above, as well as increased interest expense because of increased interest on our capital lease for our new distribution center and additional borrowings outstanding.

Fiscal 2019 Net Income Compared with Fiscal 2018

Excluding the impact of Tax Reform in fiscal 2018 and goodwill impairment in fiscal 2019, net income was $28.8 million for fiscal 2019 compared with $11.4 million for fiscal 2018, an increase of $17.4 million, or 152.6%. The increase in net income was primarily due to increased revenue, a combination of lower promotional product discounts, consumer rebates, lower manufacturing spending, decreased professional fees, and lower donations to the National Rifle Association. The favorable impacts to net income were partially offset by unfavorable inventory valuation adjustments and manufacturing fixed-cost absorption, increased compensation-related expenses, and increased depreciation expenses related to our national logistics facility.

Liquidity and Capital Resources

Our principal cash requirements are to (1) finance the growth of our operations, including working capital and capital expenditures; (2) service our existing debt; and (3) fund the spin-off of our outdoor products and accessories business. Capital expenditures for material handling equipment and other capital projects to support our national logistics facility, various information technology projects, and tooling for new product offerings represent important cash needs.

The following table sets forth certain cash flow information for the fiscal years ended April 30, 2020, 2019, and 2018 (dollars in thousands):

	2020	2019	$ Change	% Change	2018
Operating activities	$94,961	$57,450	$37,511	65.3%	$61,643
Investing activities	(13,958)	(34,827)	20,869	-59.9%	(39,323)
Financing activities	3,380	(30,468)	33,848	111.1%	(82,119)
Total cash flow	$84,383	$(7,845)	$92,228	-1175.6%	$(59,799)

Operating Activities

Operating activities represent the principal source of our cash flow.

Cash provided by operating activities was $95.0 million in fiscal 2020, or $37.5 million higher than the prior fiscal year. Cash generated by operating activities for fiscal 2020 was favorably impacted by the postponement of $15.1 million in federal excise tax payments as a result of COVID-19, an incremental $20.4 million decrease in accounts receivable due to timing of shipments and customer payments, and an incremental $10.1 million decrease in inventory from the prior year due to increased firearms shipments. These favorable impacts were partially offset by an incremental $17.8 million of decreased payroll and incentive accruals due to the payment of higher management incentive bonuses during the year and the separation of our former President and Chief Executive Officer.

We anticipate that inventory levels in our Firearms segment will remain relatively flat to slightly up in the first quarter of fiscal 2021 as we ramp production to meet current consumer demand.  We expect that inventory levels in Outdoor Products & Accessories will increase in the first quarter of fiscal 2021 due to seasonal demand requirements.

Cash provided by operating activities was $57.5 million in fiscal 2019, or $4.2 million lower than fiscal 2018. Cash generated by operating activities for fiscal 2019 was favorably impacted by net income of $72.3 million before depreciation and amortization, $11.0 million of increased payroll and incentives due to increased management incentive accruals, and a $10.4 million non-cash goodwill impairment charge in our Outdoor Products & Accessories segment. Cash provided by operating activities was negatively impacted by $29.0 million of increased accounts receivable due to the timing of customer shipments, $10.5 million of increased inventory primarily due to increased inventory purchases to mitigate tariff costs related to our outdoor products and accessories products, and an $7.2 million reduction in accrued expenses because of decreased promotional product discounts and consumer rebate accruals.

Investing Activities

Cash used in investing activities in fiscal 2020 was $14.0 million, or $20.9 million lower than fiscal 2019. We recorded capital expenditures of $13.9 million for fiscal 2020, $20.0 million lower than fiscal 2019 due to increased spending in the prior year related to our national distribution center.

Cash used in investing activities in fiscal 2019 was $34.8 million, or $7.3 million lower than in fiscal 2018, primarily due to $21.3 million of spending on business acquisitions in the prior fiscal year, partially offset by higher spending on capital expenditures in fiscal 2019 compared with fiscal 2018. We recorded capital expenditures of $33.9 million, or $15.5 million over fiscal 2018, primarily because of spending related to our national logistics facility that was completed during fiscal 2019. Excluding spending related to our national logistics facility, we recorded capital expenditures of $16.5 million, a decrease of $2.0 million from fiscal 2018. During fiscal 2019, we acquired substantially all of the LaserLyte branded products and other assets from P&L Industries Inc., for a purchase price of $2.0 million, subject to certain adjustments, utilizing cash on hand.

Financing Activities

Cash provided by financing activities was $3.4 million in fiscal 2020 compared with a cash usage of $30.5 million in fiscal 2019. Cash generated from operations and not earmarked for investments in our business would typically have been used to reduce the balance of our revolving credit facility but was not solely as a precaution related to the COVID-19 pandemic. See below regarding the repayment of our Term Loan and Senior Notes with proceeds from our Revolving Line during fiscal 2020.

Cash used in financing activities was $30.5 million in fiscal 2019, which was relatively flat from the prior fiscal year. Cash used in financing activities during fiscal 2019 and 2018 was primarily the result of reducing our outstanding borrowings under our Revolving Line by $25.0 million and principal payments on our Term Loan.

Capital Lease – In fiscal 2017, we announced a plan to establish a national logistics facility in Boone County, Missouri. We rely on this logistics facility for substantially all of our product distribution. In fiscal 2018, we broke ground on this new 633,000 square foot facility, which was completed in November 2018 and became fully operational during fiscal 2020. As part of the completion of the building, we entered into a lease agreement with the developer of the building for $46.2 million. The lease has an effective interest rate of approximately 5.0% and is payable in 240 monthly installments through fiscal 2039. Upon the commencement of this lease, we accounted for the lease as a finance lease under the provisions of ASC 842, Leases. The building is pledged to secure the amounts outstanding. During the fiscal 2020, we paid $900,000 in principal payments relating to this capital lease. In November 2019, we announced a plan to spin off the outdoor products and accessories business of the company resulting in two independent companies: Smith & Wesson Brands, Inc. (which would encompass our firearm business) and American Outdoor Brands, Inc. (which would encompass our outdoor products and accessories business).  The lease is currently held by the corporation that will be named Smith & Wesson Brands, Inc. and is expected to remain that way after the spin-off. It is expected, however, that American Outdoor Brands, Inc. will become a sub-lessor of the facility, although negotiations on those matters have not yet been completed.

Credit Facilities - On June 15, 2015, we and certain of our domestic subsidiaries entered into an unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan. The Term Loan was paid in full on November 19, 2019 with proceeds from the Revolving Line. The Revolving Line provides for availability for general corporate purposes, with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. On October 27, 2016, we entered into a second amendment to our Credit Agreement, or the Second Amendment, which, among other things, increased the Revolving Line to $350.0 million, increased the option to expand the credit commitment to an additional $150.0 million, and extended the maturity of the Revolving Line from June 15, 2020 to October 27, 2021. On November 22, 2019, we entered into a fifth amendment to our Credit Agreement, or the Fifth Amendment, which, among other things, provides the Lenders’ consent to the spin-off of the outdoor products and accessories business, provided that certain financial conditions are satisfied, including (x) granting the Lenders security interest in the assets of the remaining business, (y) reducing the Revolving Line to $250.0 million at the time of the spin-off, and (z) reducing the option to expand the credit agreement to $50.0 million at the time of the spin-off. Other than the changes described in the Second and Fifth Amendments, we otherwise remain subject to the terms of the Credit Agreement, as described below.

As of April 30, 2020, we had $160.0 million of borrowings outstanding on the Revolving Line, which bore interest at 2.95%, which was equal to the LIBOR rate plus an applicable margin.

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

2020 Senior Notes - On February 28, 2018, we issued an aggregate of $75.0 million of the 5.000% Senior Notes due 2020, or the 2020 Senior Notes, to various institutional investors pursuant to the terms and conditions of an indenture, or the 2020 Senior Notes Indenture, and purchase agreements. The 2020 Senior Notes bore interest at a rate of 5.000% per annum payable on February 28 and August 28 of each year, beginning on August 28, 2018. We incurred $158,000 of debt issuance costs related to the issuance of the 2020 Senior Notes. On January 6, 2020, or the Redemption Date, we redeemed 100% of the principal amount of the 2020 Senior Notes, plus accrued and unpaid interest to, but not including, the Redemption Date, with proceeds from the Revolving Line. As part of the redemption, we wrote off $42,000 of debt issuance costs related to the 2020 Senior Notes.

The Credit Agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. We were in compliance with all debt covenants as of April 30, 2020.

Share Repurchase Programs - We did not repurchase any shares of our common stock during fiscal 2020, 2019, or 2018.

At April 30, 2020, we had $125.4 million in cash and cash equivalents on hand.

Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months, apart from any major acquisitions.

Our future capital requirements will depend on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, costs to enhance the equipment and software at our logistics facility, and any acquisitions or strategic investments that we may determine to make. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained. In addition to the operational needs described above, at the time of the Separation, we intend to contribute $25.0 million in cash to the outdoor products and accessories business.

Inflation

We do not believe that inflation had a material impact on us during fiscal 2020, 2019, or 2018.

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

In accordance with ASC 350, Intangibles-Goodwill and Other, we test goodwill for impairment on an annual basis on February 1 and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the operating units to their carrying amounts to assess whether impairment is present. We have reviewed the provisions of ASC 350-20, with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on this review, we had concluded that we have two operating units when reviewing ASC 350-20: Firearms and Outdoor Products & Accessories.

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

As of our valuation date, February 1, 2020, our Firearms operating unit had $19.0 million of goodwill and its fair value significantly exceeded its carrying value. Our Outdoor Products & Accessories operating unit had $163.2 million of goodwill and its fair value exceeded its carrying value by approximately 1.5%. On March 23, 2020, we determined that business in our Outdoor Products & Accessories segment was expected to be negatively impacted by several factors related to the COVID-19 pandemic, including a major online retail customer’s decision to halt or delay most non-essential product orders, COVID-19-related supply chain issues, as well as COVID-19-related “stay at home” orders and sporting goods store closures, which reduced retail foot traffic in many states. Given the extreme market volatility, we relied solely on the income approach to derive the current value of the Outdoor Products & Accessories segment. Based on these factors, we expect reduced cash flows in our Outdoor Products & Accessories segment, and we believe this constituted a triggering event under generally accepted accounting principles. Based on the results of this evaluation, we recorded a non-cash impairment charge $98.7 million of goodwill in our Outdoor Products & Accessories segment. As of April 30, 2020, our Outdoor Products & Accessories operating unit had $64.6 million of goodwill. Although we concluded that there was no additional impairment of the goodwill associated with our operating units as of April 30, 2020, we will continue to closely monitor their performance and related market conditions for future indicators of potential impairment and reassess accordingly. Our assumptions related to the development of fair value could deviate materially from actual results and forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our financial results of operations.

The re-measurement of goodwill is classified as a Level 3 fair value assessment as described in Note 13 - Fair Value Measurement, due to the significance of unobservable inputs developed using company-specific information.

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

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of April 30, 2020 (in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	$160,000	$—	$160,000	$—	$—
Finance lease obligation	64,301	—	6,072	6,197	52,032
Operating lease obligations	11,632	—	6,132	4,821	679
Purchase obligations	86,084	86,084	—	—	—
Total obligations	$322,017	$86,084	$172,204	$11,018	$52,711

We had $160.0 million of borrowings under our Revolving Line as of April 30, 2020. In fiscal 2019, we entered into a $45.4 million capital lease obligation related to the purchase of land and costs related to the design and construction of our national logistics facility. We have $30.1 million of contractually obligated interest payments pertaining to our outstanding capital lease obligation.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to the variable interest rate associated with our Credit Agreement, which consists of a $350.0 million revolving line of credit that bears interest at a variable rate equal to LIBOR or prime, at our election, plus an applicable margin based on our consolidated leverage ratio. As of April 30, 2020, we had $160.0 million of borrowings outstanding under the Revolving Line, which bore interest at 2.95%.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, under the supervision of our co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form-10-K. Based on that evaluation, we have concluded that, as of the end of the period covered by this Annual Report on Form-10-K, our disclosure controls and procedures were not effective to provide such reasonable assurance. This determination is based on the material weakness in our internal control over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, with the participation of our co-Chief Executive Officers and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as our internal control our financial reporting is to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit  preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the company’s internal control over financial reporting as of April 30, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

A material weakness, as defined in Exchange Act Rule 12b-2, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In the course of preparing the financial statements that are included in this Form 10-K, management identified a material weakness in the internal control environment as we did not appropriately design and maintain controls related to the accounting for goodwill impairment. Control activities were not designed or maintained over the preparation and review of the goodwill impairment analysis, including our accounting for the related income tax treatment and review of third-party experts’ work product.

The material weakness resulted in audit adjustments to goodwill pertaining to our Outdoor Products & Accessories reporting unit that were recorded in our consolidated financial statements as of and for the year ended April 30, 2020 prior to our issuance of those financial statements and could result in a reasonable possibility that a material misstatement to our annual or interim consolidated financial statements may not be prevented or detected on a timely basis by our internal controls.

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of April 30, 2020.

Our internal control over financial reporting as of April 30, 2020, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report on our internal control over financial reporting, which follows below.

Management’s Plan for Remediation of the Material Weakness

In response to the material weakness described above, with the oversight of the Audit Committee of our Board of Directors, management is currently evaluating our policies and procedures related to the accounting for goodwill and plans to design and implement adequate internal controls to ensure that the determination of the carrying value of the reporting unit is properly accounted for and reviewed.

The remediation efforts are intended both to address the identified material weakness and to enhance our overall financial control environment. Management is committed to continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting. Our remediation efforts are ongoing and management expects that the remediation efforts, including design, implementation, and testing, will continue in fiscal year 2021.

Inherent Limitations on the Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and our management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes to Internal Control over Financial Reporting

Other than the material weakness noted above, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting as a result of the COVID-19 pandemic.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Smith & Wesson Brands, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Smith & Wesson Brands, Inc. and subsidiaries (the “Company”) as of April 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended April 30, 2020, of the Company and our report dated June 19, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: Control activities were not designed or maintained over the preparation and review of the goodwill impairment analysis, including the accounting for the related income tax treatment and review of third-party experts’ work product. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended April 30, 2020, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

June 19, 2020

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2020 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2020 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2020 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2020 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2020 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

(1) Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2) Financial Statement Schedules: Schedule II — Valuation and Qualifying Accounts for the years ended April 30, 2020, 2019, and 2018 is set forth on page F-39 of this report.

(b) Exhibits

Exhibit Number	Exhibit

2.9	Stock Purchase and Sale Agreement, dated November 25, 2014, by and among the Registrant, Clearview Battenfeld Acquisition Company LLC, and the Members named therein(1)

2.10	Asset Purchase Agreement, dated July 15, 2016, by and among BTI Tools, LLC, Taylor Brands, LLC, and the Members named therein (2)

2.11	Asset Purchase Agreement, dated July 25, 2016, by and among Smith & Wesson Holding Corporation and Crimson Trace Holdings, LLC (3)

2.12	Plan of Merger, dated May 29, 2020, by and between American Outdoor Brands Corporation and Smith & Wesson Brands, Inc.(4)

3.1	Amended and Restated Bylaws (5)

3.4	Second Amended and Restated Articles of Incorporation (6)

3.9(a)	Certificate of Withdrawal of Certificate of Designation(7)

3.10	Articles of Merger(4)

4.1	Form of Common Stock Certificate

10.24(a)*	Amended and Restated 2004 Incentive Stock Plan(8)

10.28*	Amendments to 2004 Incentive Stock Plan(9)

10.51**	Agreement with Respect to Defense of Smith & Wesson: Firearms Litigation, dated as of November 11, 2004(10)

10.72*

Form of Indemnity Agreement entered into with the following directors and executive officers: As of June 29, 2009 with Barry M. Monheit, Michael F. Golden, Robert L. Scott, John B. Furman, Mitch A. Saltz, I. Marie Wadecki, and Jeffrey D. Buchanan; as of November 2009 with P. James Debney; as of December 14, 2011 with Mark P. Smith; as of April 24, 2013 with Robert J. Cicero; as of June 23, 2015 with Gregory J. Gluchowski, Jr.; and as of February 5, 2016 with Anita Britt; and as of August 9, 2018 with Brian D. Murphy(11)

10.83(a)*	Amended and Restated Severance and Change in Control Agreement, executed December 8, 2011 as of January 3, 2011, by and between the Registrant and Jeffrey D. Buchanan(12)

10.91(a)*	Amended and Restated Employment Agreement, executed December 8, 2011 as of September 26, 2011, between P. James Debney and Smith & Wesson Holding Corporation(12)

10.95*	Letter of Amendment, dated September 9, 2011, between Jeffrey D. Buchanan and the Registrant(12)

Exhibit Number	Exhibit
10.96*	Letter of Amendment, dated September 9, 2011, between P. James Debney and Smith & Wesson Holding Corporation(12)

10.98*	Form of Non-Qualified Stock Option Award Grant Notice and Agreement to the 2004 Incentive Stock Plan(12)

10.100*	Amended and Restated 2011 Employee Stock Purchase Plan(13)

10.107(a)*	Smith & Wesson Brands, Inc. Executive Severance Pay Plan(14)

10.108	Adoption Agreement to the Smith & Wesson Nonqualified Supplemental Deferred Compensation Plan(15)

10.109*	Smith & Wesson Nonqualified Supplemental Deferred Compensation Plan Document(15)

10.110*	2013 Incentive Stock Plan(16)

10.111*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2014(17)

10.111(a)*	Form of Restricted Stock Unit Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in September 2014(18)

10.111(b)*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2015(18)

10.112*	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2014(17)

10.112(a)*	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2015(18)

10.113

Credit Agreement, dated as of June 15, 2015, among the Registrant and Smith & Wesson Corp., as Borrowers, the Subsidiaries of the Borrowers party thereto, as the guarantors, TD Bank, N.A., as the Administrative Agent, the other lenders party thereto from time to time, TD Securities (USA) LLC, Branch Banking and Trust Company, Regions Business Capital, and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and Branch Banking and Trust Company, Regions Bank, and Wells Fargo Securities, LLC, as Co-Syndication Agents, including all exhibits thereto(18)

10.113(a)

Second Amendment to Credit Agreement, dated as of October 27, 2016, among the Registrant and Smith & Wesson Corp., as Borrowers, the Subsidiaries of the Borrowers party thereto, as the guarantors, TD Bank, N.A., as the Administrative Agent, the other lenders party thereto from time to time, TD Securities (USA) LLC, Branch Banking and Trust Company, Regions Business Capital, and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and Branch Banking and Trust Company, Regions Bank, and Wells Fargo Securities, LLC, as Co-Syndication Agents(19)

10.113(b)

Fifth Amendment to Credit Agreement, dated as of November 22, 2019, among the Registrant, American Outdoor Brands Sales Company, and Smith & Wesson Inc., as Borrowers, the subsidiaries of the Borrowers party thereto, as the guarantors, the lenders party thereto, and TD Bank, N.A., as Administrative Agent and Swingline Lender(20)

10.114	Lease Agreement, dated October 26, 2017, by and between Ryan Boone County, LLC and Smith & Wesson Corp.(21)

10.115	Guaranty, dated October 26, 2017, entered into by the Registrant(21)

10.117	Separation Agreement and Release, dated February 26, 2020, by and between the Registrant and P. James Debney(22)

Exhibit Number	Exhibit
10.118	Employment Agreement, executed April 4, 2020 and effective as of January 15, 2020, by and between Brian D. Murphy and the Registrant(23)

10.119	Employment Agreement, executed April 4, 2020 and effective as of January 15, 2020, by and between Mark P. Smith and the Registrant(23)

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

31.4	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer

32.1	Section 1350 Certification of Co-Principal Executive Officer

32.2	Section 1350 Certification of Co-Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

32.4	Section 1350 Certification of Principal Accounting Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensatory arrangement.
**

An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, of portions of this exhibit. These portions have been omitted from this exhibit.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on November 26, 2014.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 18, 2016.
(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 26, 2016.
(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2020.
(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on April 12, 2019.
(6)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on April 8, 2019.
(7)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 1, 2013.
(8)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 28, 2011.
(9)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on August 14, 2006.
(10)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on March 10, 2005.
(11)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 30, 2009.
(12)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on December 8, 2011.
(13)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 28, 2012.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 9, 2020.
(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 20, 2013.
(16)	Incorporated by reference to the Registrant’s Form S-8 filed with the SEC on December 20, 2013.
(17)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 19, 2014.
(18)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 22, 2015.
(19)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 31, 2016.
(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on November 26, 2019.
(21)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 31, 2017.
(22)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 28, 2020.
(23)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on April 9, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH & WESSON BRANDS, INC.
/s/ Mark P. Smith
Mark P. Smith Co-President and Co-Chief Executive Officer

/s/ Brian D. Murphy
Brian D. Murphy Co-President and Co-Chief Executive Officer

Date: June 19, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Mark P. Smith	Co-President and Co-Chief Executive Officer (Co-Principal Executive Officers)	June 19, 2020
Mark P. Smith

/s/ Brian D. Murphy	Co-President and Co-Chief Executive Officer (Co-Principal Executive Officers)	June 19, 2020
Brian D. Murphy

/s/ Jeffrey D. Buchanan	Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer (Principal Financial Officer)	June 19, 2020
Jeffrey D. Buchanan

/s/ Deana L. McPherson	Vice President, Chief Accounting Officer, Corporate Controller, and Assistant Treasurer (Principal Accounting Officer)	June 19, 2020
Deana L. McPherson

/s/ Barry M. Monheit	Chairman of the Board	June 19, 2020
Barry M. Monheit

/s/ Robert L. Scott	Vice Chairman of the Board	June 19, 2020
Robert L. Scott

/s/ Anita D. Britt	Director	June 19, 2020
Anita D. Britt

/s/ John B. Furman	Director	June 19, 2020
John B. Furman

/s/ Gregory J. Gluchowski, Jr.	Director	June 19, 2020
Gregory J. Gluchowski, Jr.

/s/ Michael F. Golden	Director	June 19, 2020
Michael F. Golden

/s/ Mitchell A. Saltz	Director	June 19, 2020
Mitchell A. Saltz

/s/ I. Marie Wadecki	Director	June 19, 2020
I. Marie Wadecki

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Smith & Wesson Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Smith & Wesson Brands, Inc. and subsidiaries (the "Company") as of April 30, 2020 and 2019, the related consolidated statements of (loss)/income, comprehensive (loss)/income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended April 30, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 19, 2020, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for leases in fiscal year 2020 due to adoption of ASU 2016-02, Leases (Topic 842).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill — Outdoor Products & Accessories Reporting Unit — Refer to Notes 3 and 6 of the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the estimated fair value of each reporting unit to their carrying value. The Company tests goodwill for impairment on an annual basis on February 1 and between annual tests if indicators of potential impairment exist. The Company used the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to discount rates and forecasts of future revenues and operating margins. Changes in these assumptions could have a significant impact on either the estimated fair value, the amount of any goodwill impairment charge, or both.

The Company determined that there are two reporting units, (1) Firearms and (2) Outdoor Products & Accessories. On February 1, 2020, the date of the annual goodwill impairment analysis, the goodwill balance was $182.2 million, of which $163.2 was allocated to Outdoor Products and Accessories reporting unit.

While performing the February 1, 2020 annual goodwill impairment analysis, the Company identified an impairment indicator related to the expected negative impact on Outdoor Products & Accessories reporting unit forecasted cash flows due to several COVID-19 factors, including a major online retail customer’s decision to halt or delay most non-essential product orders, COVID-19-related supply chain issues, as well as COVID-19-related “stay at home” orders and sporting goods store closures, which reduced retail foot traffic in many states. As a result, the Company performed a goodwill impairment analysis with reduced forecasted cash flows in which they determined that the Outdoor Products & Accessories reporting unit’s carrying value, including goodwill, exceeded its fair value by $98.7 million and therefore recognized an impairment charge of $98.7 million relating to the goodwill allocated to the Outdoor Products & Accessories reporting unit.

Significant judgments were required by management to estimate the fair value of the Outdoor Products & Accessories reporting unit in light of reduced overall demand for its products and the resulting need to reduce the forecasts of its long-range cash flows. Therefore, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the company specific risk premium (“CSRP”) included within the discount rate as well as forecasts of future cash flows required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the CSRP included within the discount rate and forecasts of future cash flows used by management to estimate the fair value of the Outdoor Products & Accessories reporting unit included the following, among others:

•

We tested the effectiveness of controls over the determination of the fair value of the Outdoor Products & Accessories reporting unit, such as controls related to management’s selection of the discount rate and forecasts of future cash flows.

•

We evaluated management’s ability to accurately forecast future cash flows by performing a retrospective review of current year revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) results as compared to management’s historical forecasts of the current year.

•	We evaluated the reasonableness of management’s forecasted cash flows by comparing the forecasts to:
•	Historical revenues, gross margin, expense ratio, and EBITDA
•	Internal communications to management and the Board of Directors
•	Projected growth rates included within relevant industry reports for industries in which the Outdoor Products & Accessories reporting unit operates.

•

Performed a sensitivity analysis over the impairment charge including developing independent estimates of projected cash flows based on various scenarios impacting revenues, gross margin, and expense ratio.

•	We evaluated the impact of changes in management’s forecasts from the measurement date to April 30, 2020.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) CSRP included within the discount rate and:
•	Tested the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
•	Developed a range of independent estimates and comparing those to the discount rate selected by management.
•

Performed a sensitivity analysis over the selected CSRP by applying a discount rate that did not include a CSRP to the projected cash flows and solving for revenue growth and EBITDA margins that would result in the same fair value as within the Company’s discounted cash flow model. The resulting revenue growth and EBITDA margins were compared to historical results and industry growth forecasted growth rates to evaluate the sufficiency of the selected CSRP.

•

Compared the change in the fair value of equity of the Outdoor Products & Accessories reporting unit from February 1, 2019, which is the estimate date in the prior year’s analysis through the current estimate date of March 23, 2020 to the change in guideline public company market capitalizations.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
June 19, 2020

We have served as the Company's auditor since 2014.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of:
	April 30, 2020	April 30, 2019
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$125,398	$41,015
Accounts receivable, net of allowance for doubtful accounts of $1,438 on April 30, 2020 and $1,899 on April 30, 2019	93,433	84,907
Inventories	164,191	163,770
Prepaid expenses and other current assets	8,838	6,528
Deferred income taxes	2,396	—
Income tax receivable	1,595	2,464
Total current assets	395,851	298,684
Property, plant, and equipment, net	157,417	183,268
Intangibles, net	73,754	91,840
Goodwill	83,605	182,269
Other assets	18,334	10,728
	$728,961	$766,789
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,196	$35,584
Accrued expenses and deferred revenue	64,602	39,322
Accrued payroll and incentives	14,623	21,473
Accrued income taxes	5,503	175
Accrued profit sharing	2,414	2,830
Accrued warranty	3,633	5,599
Current portion of notes and loans payable	—	6,300
Total current liabilities	129,971	111,283
Deferred income taxes	—	9,776
Notes and loans payable, net of current portion	159,171	149,434
Finance lease payable, net of current portion	39,873	45,400
Other non-current liabilities	12,828	6,452
Total liabilities	341,843	322,345
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 73,526,790 issued and 55,359,928 shares outstanding on April 30, 2020 and 72,863,624 shares issued and 54,696,762 shares outstanding on April 30, 2019	74	73
Additional paid-in capital	267,630	263,180
Retained earnings	341,716	402,946
Accumulated other comprehensive income	73	620
Treasury stock, at cost (18,166,862 shares on April 30, 2020 and April 30, 2019)	(222,375)	(222,375)
Total stockholders’ equity	387,118	444,444
	$728,961	$766,789

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS)/INCOME AND COMPREHENSIVE (LOSS)/INCOME

	For the Year Ended April 30,
	2020	2019	2018
	(In thousands, except per share data)
Net sales	$678,390	$638,277	$606,850
Cost of sales	443,685	412,046	411,098
Gross profit	234,705	226,231	195,752
Operating expenses:
Research and development	12,362	12,866	11,361
Selling, marketing, and distribution	74,515	57,263	55,805
General and administrative	97,985	107,650	101,538
Goodwill impairment	98,662	10,396	—
Total operating expenses	283,524	188,175	168,704
Operating (loss)/income	(48,819)	38,056	27,048
Other (expense)/income, net:
Other income/(expense), net	83	33	1,737
Interest expense, net	(11,213)	(9,351)	(11,168)
Total other (expense)/income, net	(11,130)	(9,318)	(9,431)
(Loss)/income from operations before income taxes	(59,949)	28,738	17,617
Income tax expense/(benefit)	1,281	10,328	(2,511)
Net (loss)/income	(61,230)	18,410	20,128
Comprehensive loss/(income):
Change in unrealized loss/(income) on interest rate swap	(710)	(1,393)	1,531
Other comprehensive loss/(income), before income taxes	(710)	(1,393)	1,531
Income tax benefit/(loss) on other comprehensive loss	163	324	(424)
Other comprehensive loss/(income), net of tax	(547)	(1,069)	1,107
Comprehensive (loss)/income:	$(61,777)	$17,341	$21,235
Net (loss)/income per share:
Basic	$(1.11)	$0.34	$0.37
Diluted	$(1.11)	$0.33	$0.37
Weighted average number of common shares outstanding:
Basic	54,983	54,483	54,061
Diluted	54,983	55,216	54,834

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	(Loss)/Income	Shares	Amount	Equity
Balance at April 30, 2017	72,017	72	245,865	369,164	436	18,167	(222,375)	393,162
Proceeds from exercise of employee stock options	19	—	67	—	—	—	—	67
Stock-based compensation	—	—	7,815	—	—	—	—	7,815
Shares issued under employee stock purchase plan	203	—	2,146	—	—	—	—	2,146
Change in unrealized income on interest rate swap, net of tax effect	—	—	—	—	1,107	—	—	1,107
Reclassification due to U.S. Tax Reform	—	—	—	(146)	146	—	—	—
Issuance of common stock under restricted stock unit awards, net of shares surrendered	195	—	(2,277)	—	—	—	—	(2,277)
Net income	—	—	—	20,128	—	—	—	20,128
Balance at April 30, 2018	72,434	72	253,616	389,146	1,689	18,167	(222,375)	422,148
Proceeds from exercise of employee stock options	48	—	304	—	—	—	—	304
Stock-based compensation	—	—	7,992	—	—	—	—	7,992
Shares issued under employee stock purchase plan	231	—	1,918	—	—	—	—	1,918
Change in unrealized loss on interest rate swap, net of tax effect	—	—	—	—	(1,069)	—	—	(1,069)
Impact of adoption of accounting standard updates	—	—	—	(4,610)	—	—	—	(4,610)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	151	1	(650)	—	—	—	—	(649)
Net income	—	—	—	18,410	—	—	—	18,410
Balance at April 30, 2019	72,864	$73	$263,180	$402,946	$620	18,167	$(222,375)	$444,444
Proceeds from exercise of employee stock options	67	—	254	—	—	—	—	254
Stock-based compensation	—	—	2,921	—	—	—	—	2,921
Shares issued under employee stock purchase plan	380	—	1,873	—	—	—	—	1,873
Change in unrealized loss on interest rate swap, net of tax effect	—	—	—	—	(547)	—	—	(547)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	216	1	(598)	—	—	—	—	(597)
Net loss	—	—	—	(61,230)	—	—	—	(61,230)
Balance at April, 2020	73,527	$74	$267,630	$341,716	$73	18,167	$(222,375)	$387,118

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended April 30,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net (loss)/income	$(61,230)	$18,410	$20,128
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	54,058	53,859	52,075
Loss/(gain) on sale/disposition of assets	991	(454)	44
Provision for losses on notes and accounts receivable	104	1,060	991
Impairment of long-lived tangible assets	976	—	282
Goodwill impairment	98,662	10,396	—
Deferred income taxes	(12,009)	(2,795)	(8,775)
Change in fair value of contingent consideration	100	(60)	(1,640)
Stock-based compensation expense	2,921	7,992	7,815
Changes in operating assets and liabilities:
Accounts receivable	(8,630)	(28,997)	51,380
Inventories	(421)	(10,533)	(16,971)
Prepaid expenses and other current assets	(2,310)	359	514
Income taxes	6,197	1,780	5,848
Accounts payable	3,681	3,392	(20,998)
Accrued payroll and incentives	(6,850)	10,959	(10,754)
Accrued profit sharing	(416)	1,547	(11,721)
Accrued expenses and deferred revenue	21,908	(7,193)	(8,424)
Accrued warranty	(1,966)	(1,224)	1,915
Other assets	2,719	(671)	(417)
Other non-current liabilities	(3,524)	(377)	351
Net cash provided by operating activities	94,961	57,450	61,643
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(1,772)	(23,120)
Receipts from note receivable	786	74	—
Payments to acquire patents and software	(812)	(516)	(560)
Proceeds from sale of property and equipment	—	1,336	6
Payments to acquire property and equipment	(13,932)	(33,949)	(18,490)
Net cash used in investing activities	(13,958)	(34,827)	(42,164)
Cash flows from financing activities:
Proceeds from loans and notes payable	228,225	50,000	150,000
Cash paid for debt issuance costs	(875)	—	(158)
Payments on finance lease obligation	(900)	(741)	(646)
Payments on notes and loans payable	(224,600)	(81,300)	(181,300)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	2,127	2,222	2,213
Payment of employee withholding tax related to restricted stock units	(597)	(649)	(2,277)
Net cash provided by/(used in) financing activities	3,380	(30,468)	(32,168)
Net increase/(decrease) in cash and cash equivalents	84,383	(7,845)	(12,689)
Cash and cash equivalents, beginning of period	41,015	48,860	61,549
Cash and cash equivalents, end of period	$125,398	$41,015	$48,860
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$11,103	$9,473	$10,624
Income taxes	$6,935	$10,567	$1,387

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Years Ended April 30,
	2020	2019	2018
	(In thousands)
Purchases of property and equipment included in accounts payable	$479	$565	$2,406
Change in fair value of interest rate swap	670	1,393	1,631
Contingent consideration	—	—	100
Purchases of property and equipment funded by capital lease	—	24,271	21,974
Capital lease obligation	—	24,271	21,974
Changes in note receivable	—	1,007	—
Adoption of ASU 2016-02:
Changes in other assets for operating lease obligations	11,821	—	—
Change in property and equipment	3,276	—	—
Changes in finance lease liabilities	(4,245)	—	—
Changes in lease liabilities for operating lease obligations	12,790	—	—

The accompanying notes are an integral part of these consolidated financial statement

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

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

In our OP&A segment, we are a leading provider of outdoor products and accessories encompassing hunting, fishing, camping, shooting, and personal security and defense products for rugged outdoor enthusiasts. We conceive, design, produce or source, and sell products and accessories, including shooting supplies, rests, vaults, and other related accessories; premium sportsman knives and tools for fishing and hunting; land management tools for hunting preparedness; harvesting products for post-hunt or post-fishing activities; electro-optical devices, including hunting optics, firearm aiming devices, flashlights, and laser grips; reloading, gunsmithing, and firearm cleaning supplies; and survival, camping, and emergency preparedness products.  We develop and market our products at our facility in Columbia, Missouri and contract for the manufacture and assembly of most of our products with third parties located in Asia. We also manufacture some of our electro-optics products at our facility in Wilsonville, Oregon.

On November 13, 2019, we announced that we were proceeding with a plan to spin-off our outdoor products and accessories business, or the Separation, and create an independent publicly traded company to conduct that business. We believe that separating the our outdoor products and accessories business from our firearm business and forming a new company to conduct the outdoor products and accessories business will enable the management team of each company to focus on its specific strategies, including, among others, (1) structuring its business to take advantage of growth opportunities in its specific markets, (2) tailoring its business operation and financial model to its specific long-term strategies, and (3) aligning its external financial resources, such as stock, access to markets, credit, and insurance factors, with its particular type of business. In our view, the Separation is in the best interests of our company and our stockholders and would create two industry-leading companies with attributes that best position each company for long-term success. In preparation for the Separation, on May 29, 2020, we changed our name to Smith & Wesson Brands, Inc., and on June 1, 2020, we changed the name of the company that will operate our outdoor products and accessories business through its subsidiaries to American Outdoor Brands, Inc., or AOUT.

Subject to the satisfaction or waiver of certain conditions, the Separation will be completed by way of a pro rata distribution, or the Distribution, of all the outstanding shares of AOUT common stock to our stockholders of record as of the close of business on the record date of the Distribution.  Each of our stockholders will receive shares of AOUT common stock for the shares of our common stock held by such stockholders as of the close of business on the record date, so that our stockholders would own stock of our company as well as 100% of the stock of AOUT and we will retain no ownership interest in that company.  We expect to receive an opinion from counsel to the effect that, among other things, the transfer of the assets and legal entities, subject to any related liabilities, associated with the outdoor products and accessories business, to AOUT, will qualify as a transaction that is tax-free for U.S. federal income tax purposes, except to the extent of any cash received in lieu of fractional shares.  The Distribution does not require the approval of our stockholders. Our common stock will continue to trade on the Nasdaq Global Select Market under the new ticker symbol “SWBI,” and AOUT has applied to have its shares of common stock listed on the Nasdaq Global Market under the ticker symbol “AOUT.”  The Separation is subject to the satisfaction or waiver of certain conditions, and we cannot provide any assurance that we will complete the Separation.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

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

2018 Acquisitions

In August 2017, in two separate transactions, we acquired (1) substantially all of the net assets of Gemtech and (2) Bubba Blade branded products and other assets from Fish Tales, LLC. The aggregate purchase price for the two acquisitions was $23.1 million, subject to certain adjustments, utilizing a combination of cash on hand and borrowings under our revolving line of credit. In connection with the Gemtech acquisition, additional consideration of up to a maximum of $17.1 million may be paid contingent upon the cumulative three year sales volume of Gemtech products. The valuation of this contingent consideration liability was established in accordance with ASC 805 — Business Combinations. During fiscal 2020, we reduced the remaining fair value of this contingent liability by $100,000 to zero because we confirmed the performance metrics were not achieved. This reduction was recorded in other income on the consolidated statements of (loss)/income. Gemtech, based in Meridian, Idaho, was a provider of quality suppressors and accessories for the consumer, law enforcement, and military markets. Fish Tales, LLC, based in Oro Valley, Arizona, was a provider of premium sportsmen knives and tools for fishing and hunting, including the premium knife brand Bubba Blade. The valuations of the assets acquired and liabilities assumed in the 2018 Acquisitions are complete.

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

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Smith & Wesson Brands, Inc. and its wholly owned subsidiaries, including Smith & Wesson Inc., Smith & Wesson Sales Company, and SWPC Plastics, LLC, reported in our Firearms segment; AOB Products Company, Crimson Trace Corporation, and AOB Consulting (Shenzhen), Co., LTD., reported in our Outdoor Products & Accessories segment; and SWSS LLC, formerly Smith & Wesson Security Solutions, Inc., or SWSS, our former security services division. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at April 30, 2020 and 2019 and for the periods presented, have been included. All intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments — Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments not held for trading purposes, approximate the carrying values of such amounts because of their short-term nature or market rates of interest.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents — We consider all highly liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts. As of April 30, 2020, all of our accounts exceeded federally insured limits.

Financial Instruments — We account for derivative instruments under Accounting Standards Codification (“ASC”) 815-10, Fair Value Measurements and Disclosure Topic, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires us to recognize these instruments as either assets or liabilities on the balance sheet and measure them at fair value. As of April 30, 2020, we did not have any Level 2 financial instruments within the hierarchy. See Note 7 – Notes and Loans Payable and Financing Arrangements for more information regarding our financial instruments.

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

For the year ended April 30, 2020, one of our customers accounted for approximately 10.5% of our net sales but did not exceed 10% of our accounts receivable. Three other customers each had greater than 10% of our accounts receivable and combined for a total of 37.7%. For the fiscal year ended April 30, 2019, none of our customers exceeded 10% of our net sales and one of our customers accounted for approximately 19.8% of our accounts receivable. For the fiscal year ended April 30, 2018, one of our customers accounted for 11.9% of our net sales and none of our customers accounted for 10% or more of our accounts receivable.

Inventories — We value inventories at the lower cost, using the first-in, first-out, or FIFO method, or net realizable value. An allowance for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory, past history, and expected future usage.

Property, Plant, and Equipment — We record property, plant, and equipment, consisting of land, building, improvements, machinery, equipment, software, hardware, furniture, and fixtures, at cost and depreciate them using the straight-line method over their estimated useful lives. We charge expenditures for maintenance and repairs to earnings as incurred, and we capitalize additions, renewals, and betterments. Upon the retirement or other disposition of property and equipment, we remove the related cost and accumulated depreciation from the respective accounts and include any gain or loss in operations. We lease certain of our real estate, machinery, photocopiers, and vehicles under non-cancelable operating lease agreements, and we recognize expenses under our operating lease assets and liabilities at the commencement date based on the present value of lease payments over the lease term. The depreciable life of assets and leasehold improvements are based on the expected life of the lease. A summary of the estimated useful lives is as follows:

Description	Useful Life
Building and improvements	10 to 40 years
Software and hardware	2 to 7 years
Machinery and equipment	2 to 10 years

We include tooling, dies, and fixtures as part of machinery and equipment and depreciate them over a period generally not exceeding ten years.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

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

In some instances, sales include multiple performance obligations. The most common of these instances relates to sales promotion programs under which customers are entitled to receive free goods based upon their purchase of our products, which we have identified as a material right. The fulfillment of these free goods are our responsibility. In such instances, we allocate the revenue of the promotional sales based on the estimated level of participation in the sales promotional program and the timing of the shipment of all of the products included in the promotional program, including the free goods. We recognize revenue related to the material right proportionally as each performance obligation is satisfied. The net change in contract liabilities for a given period is reported as an increase or decrease to sales.

Our product sales are generally sold free on board, or FOB, shipping point and provide payment terms to most commercial customers ranging from 20 to 90 days of product shipment with a discount available to some customers for early payment. Generally, framework contracts define the general terms of sales, including payment terms, freight terms, insurance requirements, and cancelation provisions. Purchase orders define the terms for specific sales, including description, quantity, and price of each product purchased. We estimate variable consideration relative to the amount of cash discounts to which customers are likely to be entitled. In some instances, we provide longer payment terms, particularly as it relates to our hunting dating programs, which represent payment terms due in the fall for certain orders of hunting products received in the spring and summer. As a result of utilizing practical expedience upon the adoption of ASC 606, we do not consider these extended terms to be a significant financing component of the contract because the payment terms are less than one year. In all cases, we consider our costs related to shipping and handling to be a cost of fulfilling the contract with the customer.

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

(Loss)/Earnings per Share — We calculate basic and diluted (loss)/earnings per common share in accordance with the provisions of ASC 260-10, Earnings Per Share. Basic (loss)/earnings per common share equals net (loss)/income divided by the weighted average number of common shares outstanding during the period. Diluted (loss)/earnings per common share equals net (loss)/income divided by the weighted average number of common shares outstanding during the period, including the effect of outstanding stock options and other stock-based instruments if their effect is dilutive.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the net (loss)/income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted (loss)/earnings per common share (in thousands, except per share data):

	For the Year Ended April 30,
	2020			2019			2018
	Net		Per Share	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic (loss)/earnings	$(61,230)	54,983	$(1.11)	$18,410	54,483	$0.34	$20,128	54,061	$0.37
Effect of dilutive stock awards	—	—	—	—	733	(0.01)	—	773	—
Diluted (loss)/earnings	$(61,230)	54,983	$(1.11)	$18,410	55,216	$0.33	$20,128	54,834	$0.37

All of our outstanding stock options and restricted stock units, or RSUs, were included in the computation of diluted earnings per share for the years ended April 30, 2019 and 2018.

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

In accordance with ASC 350, Intangibles-Goodwill and Other, we test goodwill for impairment on an annual basis on February 1 and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the operating units to their carrying amounts to assess whether impairment is present. We have reviewed the provisions of ASC 350-20, with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on this review, we have two operating units when reviewing ASC 350-20: Firearms and Outdoor Products & Accessories.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of our valuation date, February 1, 2020, our Firearms operating unit had $19.0 million of goodwill and its fair value significantly exceeded its carrying value. Our Outdoor Products & Accessories operating unit had $163.2 million of goodwill and its fair value exceeded its carrying value by approximately 1.5%. On March 23, 2020, we determined that business in our Outdoor Products & Accessories segment was expected to be negatively impacted by several factors related to the COVID-19 pandemic, including a major online retail customer’s decision to halt or delay most non-essential product orders, COVID-19-related supply chain issues, as well as COVID-19-related “stay at home” orders and sporting goods store closures, which reduced retail foot traffic in many states. Given the extreme market volatility, we relied solely on the income approach to derive the current value of the Outdoor Products & Accessories segment. Based on these factors, we expect reduced cash flows in our Outdoor Products & Accessories segment, and we believe this constituted a triggering event under generally accepted accounting principles. Based on the results of this evaluation, we recorded a non-cash impairment charge of $98.7 million of goodwill in our Outdoor Products & Accessories segment. As of April 30, 2020, our Outdoor Products & Accessories operating unit had $64.6 million of goodwill. Although we concluded that there was no additional impairment of the goodwill associated with our operating units as of April 30, 2020, we will continue to closely monitor their performance and related market conditions for future indicators of potential impairment and reassess accordingly. Our assumptions related to the development of fair value could deviate materially from actual results and forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our financial results of operations.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From time to time, we have experienced certain manufacturing and design issues with respect to some of our firearms and have initiated some product recalls and safety alerts in the past.

In November 2011, we initiated a recall of all Thompson/Center Arms Venture rifles manufactured since the products’ introduction in mid-2009. In June 2013, we also initiated a recall of all Thompson/Center Arms bolt action rifles manufactured since the products’ introduction in 2007. In April 2018, we initiated a consumer advisory for certain models of our M&P Shield EZ pistols because in rare circumstances the safety on the pistol will move from the fire position to the “safety on” position when using ammunition that produces a high level of felt recoil. In May 2018, we initiated a recall of certain models of our electro-optics products that incorporated diodes manufactured by a particular third party because the diodes failed to comply with a Food and Drug Administration, or FDA, standard for laser products. We have made efforts to notify all consumers that may be impacted by this recall. The remaining cost of all recalls, safety alerts, and consumer advisories is $683,000, which is recorded in accrued warranty on our consolidated balance sheet.

Warranty expense for the fiscal years ended April 30, 2020, 2019, and 2018 amounted to $1.6 million, $2.9 million, and $5.8 million, respectively.

The following table sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the fiscal years ended April 30, 2020, 2019, and 2018 (in thousands):

Balance as of April 30, 2018	7,513
Warranties issued and adjustments to provisions	2,852
Warranty claims	(4,163)
Balance as of April 30, 2019	6,202
Warranties issued and adjustments to provisions	1,570
Warranty claims	(3,536)
Balance as of April 30, 2020	$4,236

Sales and Promotional Related Expenses — We present product sales in our consolidated financial statements, net of customer promotional program costs that depend upon the volume of sales. For promotional program costs that are not dependent on the volume of sales, we record promotional costs in cost of goods sold. The total of all our promotional programs amounted to $47.5 million, $39.2 million, and $58.2 million for the fiscal years ended April 30, 2020, 2019, and 2018, respectively. We have a co-op advertising program at the retail level. We expensed costs amounting to $26.3 million, $23.8 million, and $23.3 million for fiscal 2020, 2019, and 2018, respectively, as selling and marketing expenses.

Shipping and Handling — In the accompanying consolidated financial statements, we included amounts billed to customers for shipping and handling in net sales. Beginning in fiscal 2020, inbound freight charges and internal transfer costs are included in cost of goods sold; however, costs incurred to distribute products to customers is included in selling, marketing, and distribution expenses. As a result of this change, we recorded $4.4 million of costs in selling, marketing, and distribution expenses that would have been recorded in cost of sales in the prior fiscal year. Prior to fiscal 2020, in our Firearms segment, we included costs relating to shipping and handling charges, including inbound freight charges, internal transfer costs, and the other costs of our distribution network, in cost of goods sold.

Insurance Reserves — In January 2020, we formed a wholly owned captive insurance company, which provides product liability insurance to us and our subsidiaries. This captive insurance company was recorded in our consolidated financial statements for the fiscal year ended April 30, 2020. We are self-insured through retentions or deductibles for the majority of our workers’ compensation, automobile, general liability, product liability, and group health insurance programs. Self-insurance amounts vary up to $10.0 million per occurrence; however, we believe the likelihood of reaching the maximum per occurrence limit is remote. We record our liability for estimated premiums and incurred losses in the accompanying consolidated financial statements on an undiscounted basis.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Standards — In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-02, Leases (Topic 842), or ASU 2016-02, which amends the existing guidance to require lessees to recognize right-of-use assets and lease liabilities in a classified balance sheet. The most prominent among the changes in the standard is the requirement for lessees to recognize right-of-use assets and lease liabilities for those leases classified as operating leases under current GAAP. The requirements of ASU 2016-02 are effective for financial statements for annual periods beginning after December 15, 2018, and early adoption is permitted. We utilized leasing software to assist us in the accounting and tracking of leases and used the optional transitional method allowed by ASU 2018-11, Leases (Topic 842): Targeted Improvements. Under this method, we applied the standard using the modified retrospective method with an adoption date of May 1, 2019. We elected to use the package of practical expedients, which permits us to not reassess certain lease contract provisions. We adopted ASU 2016-02 effective May 1, 2019 and recognized right-of-use assets of $11.5 million and lease liabilities of $12.8 million. The difference between the right-of-use assets and the lease liabilities of $1.3 million is a result of the reclassification of deferred rent and lease incentive liabilities primarily relating to our real estate operating leases into the right-of use assets, which had no impact to retained earnings. See also Note 4 — Leases, for more information.

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

4. Leases:

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts of assets and liabilities related to our operating and financing leases as of April 30, 2020 were as follows (in thousands):

	Balance Sheet Caption	April 30, 2020
Operating Leases
Right-of-use assets		$10,802
Accumulated amortization		(2,232)
Right-of-use assets, net	Other assets	$8,570

Current liabilities	Accrued expenses and deferred revenue	$2,663
Non-current liabilities	Other non-current liabilities	7,488
Total operating lease liabilities		$10,151
Finance Leases
Right-of-use assets		$40,986
Accumulated depreciation		(2,098)
Right-of-use assets, net	Property, plant, and equipment, net	$38,888

Current liabilities	Accrued expenses and deferred revenue	996
Non-current liabilities	Finance lease payable, net of current portion	39,873
Total finance lease liabilities		$40,869

During the fiscal year ended April 30, 2020, we recorded $4.3 million of operating lease costs, of which $1.1 million related to short-term leases, and not recorded as right-of-use assets. We recorded $2.1 million of financing lease amortization, and $2.1 million of financing lease interest expense during fiscal 2020. As of April 30, 2020, our weighted average lease term and weighted average discount rate for our operating leases was 4.0 years and 4.5%, respectively. As of April 30, 2020, our weighted average lease term and weighted average discount rate for our financing leases was 18.5 years and 5.0%, respectively, and consisted primarily of our distribution center located in Columbia, Missouri. The building is pledged to secure the amounts outstanding. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

Future lease payments for all our operating and finance leases for succeeding fiscal years is as follows (in thousands):

	Operating	Financing	Total
2021	$3,174	$3,016	$6,190
2022	2,958	3,056	6,014
2023	2,769	3,071	5,840
2024	1,722	3,125	4,847
2025	330	3,180	3,510
Thereafter	679	48,784	49,532
Total future lease payments	11,632	64,232	75,933
Less amounts representing interest	(1,481)	(23,363)	(24,844)
Present value of lease payments	10,151	40,869	51,089
Less current maturities of lease liabilities	(2,663)	(996)	(3,659)
Long-term maturities of lease liabilities	$7,488	$39,873	$47,430

During the fiscal year ended April 30, 2020, the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $6.0 million.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Revenue Recognition and Contracts with Customers:

On May 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, using the modified retrospective approach, and recorded a contract liability, included in accrued expenses in the condensed consolidated balance sheet, for outstanding performance obligations related to sales promotions. Under the modified retrospective approach, results for reporting periods after May 1, 2018 will be presented in accordance with ASU 2014-09, while prior period amounts will not be adjusted and will continue to be reported in accordance with the previous guidance, Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition. When evaluating our performance obligations, we disaggregate revenue based on major product lines, which correlate with our reportable segments disclosed in Note 20 — Segment Reporting. Domestic sales account for 95% of our total net sales. There are no significant judgments or estimates used in the determination of performance obligations, and the transaction price for the performance obligations are allocated on a pro-rata basis. There are no other contract costs that need to be considered based on the nature of our performance obligations.

The following table outlines the impact of the adoption of ASU 2014-09 on revenue recognized during the year ended April 30, 2019 (in thousands):

	2020	2019
Outstanding performance obligations at beginning of period	$12,213	$23,305
Revenue recognized	(48,576)	(51,213)
Revenue deferred	50,406	40,121
Outstanding performance obligations at end of period	$14,043	$12,213

During fiscal 2020, we recognized $48.6 million of deferred revenue, of which $10.5 million was previously deferred as of April 30, 2019, as the performance obligations relating to sales promotions were satisfied. This recognition of revenue was partially offset by $50.4 million of additional deferred revenue for outstanding performance obligations incurred during fiscal 2020. This resulted in a $1.8 million net decrease in revenue recognized during fiscal 2020. We estimate that the majority of the revenue from the outstanding performance obligations as of April 30, 2020 will be recognized during our first quarter of fiscal 2021.

During fiscal 2019, we recognized $22.2 million of revenue previously deferred as of May 1, 2018 as the performance obligations relating to sales promotions were satisfied. In addition, we deferred $11.1 million during fiscal 2019, net of revenue recognized, as the performance obligations related to sales promotions were not satisfied, resulting in an outstanding performance obligation liability of $12.2 million that is recorded in accrued expenses in the consolidated balance sheet. During fiscal 2019, we recognized an $11.1 million net increase of revenue relating to the adoption of ASU 2014-09. As a result of the adoption of ASU 2014-09, for the year ended April 30, 2019, gross margin was unfavorably impacted by 400 basis points and earnings per share was increased by $0.03.

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by reporting segment are as follows (in thousands):

		Outdoor Products &
	Firearm Segment	Accessories Segment	Total Goodwill
Balance as of April 30, 2018	$18,490	$172,797	$191,287
Adjustments	534	—	534
Acquisitions	—	844	844
Goodwill impairment	—	(10,396)	(10,396)
Balance as of April 30, 2019	19,024	163,245	182,269
Adjustments	—	(2)	(2)
Goodwill impairment	—	(98,662)	(98,662)
Balance as of April 30, 2020	$19,024	$64,581	$83,605

For more information regarding goodwill impairment testing, see Note 3 — Significant Accounting Policies — Valuation of Long-lived Tangible and Intangible Assets to our consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of April 30, 2020, the goodwill recorded within our Outdoor Products & Accessories segment is presented net of $109.1 million of accumulated impairment losses, all of which was recorded during fiscal 2020 and 2019. The goodwill within our Firearms segment has no accumulated impairment losses.

The following table presents a summary of intangible assets as of April 30, 2020 and 2019 (in thousands):

	April 30, 2020			April 30, 2019
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$92,560	$(52,981)	$39,579	$92,560	$(41,643)	$50,917
Developed technology	21,788	(12,705)	9,083	21,230	(10,428)	10,802
Patents, trademarks, and trade names	57,837	(34,320)	23,517	57,477	(28,479)	28,998
Backlog	1,150	(1,150)	—	1,150	(1,150)	—
	173,335	(101,156)	72,179	172,417	(81,700)	90,717
Patents in progress	1,145	—	1,145	897	—	897
Total definite-lived intangible assets	174,480	(101,156)	73,324	173,314	(81,700)	91,614
Indefinite-lived intangible assets	430	—	430	226	—	226
Total intangible assets	$174,910	$(101,156)	$73,754	$173,540	$(81,700)	$91,840

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed technology, and five years for patents, trademarks, and trade names. Amortization expense, excluding amortization of deferred financing costs, amounted to $19.5 million, $22.0 million, and $21.0 million for the fiscal years ended April 30, 2020, 2019, and 2018, respectively.

The following table represents future expected amortization expense as of April 30, 2020, which will primarily be recorded in our Outdoor Products & Accessories segment (in thousands):

Fiscal	Amount
2021	$16,798
2022	14,412
2023	11,857
2024	10,109
2025	6,456
Thereafter	12,547
Total	$72,179

7. Notes and Loans Payable and Financing Arrangements

Credit Facilities – On June 15, 2015, we and certain of our domestic subsidiaries entered into an unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan. The Term Loan was paid in full on November 19, 2019 with proceeds from the Revolving Line. The Revolving Line provides for availability for general corporate purposes, with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. On October 27, 2016, we entered into a second amendment to our Credit Agreement, or the Second Amendment, which, among other things, increased the Revolving Line to $350.0 million, increased the option to expand the credit commitment to an additional $150.0 million, and extended the maturity of the Revolving Line from June 15, 2020 to October 27, 2021. On November 22, 2019, we entered into a fifth amendment to our Credit Agreement, or the Fifth Amendment, which, among other things, provides the Lenders’ consent to the spin-off of our outdoor products and accessories business, provided that certain financial conditions are satisfied, including (x) granting the Lenders security interest in the assets of the remaining business, (y) reducing the Revolving Line to $250.0 million at the time of the spin-off, and (z) reducing the option to expand the credit agreement to $50.0 million at the time of the spin-off. Other than the

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes described in the Second and Fifth Amendments, we otherwise remain subject to the terms of the Credit Agreement, as described below. We incurred $875,000 of debt issuance costs related to the Fifth Amendment.

As of April 30, 2020, we had $160.0 million of borrowings outstanding under the Revolving Line, which bore interest at 2.95%, which is equal to the LIBOR rate plus an applicable margin based on our consolidated leverage ratio.

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

Debt Issuance Costs — We recorded, in notes payable, $875,000 of debt issuance costs for the fiscal year ended April 30, 2020. We did not record any debt issuance costs during the fiscal year ended April 30, 2019. We recorded, in notes payable, $158,000 of debt issuance costs for the fiscal years ended April 30, 2018. These costs are being amortized to expense over the life of the credit facility. In total, we amortized $687,000, $431,000, and $1.1 million to interest expense for all debt issuance costs in fiscal 2020, 2019, and 2018, respectively, including write-offs related to extinguishment.

The Credit Agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage.

Letters of Credit — At April 30, 2020, we had outstanding letters of credit aggregating $2.2 million, which included a $1.5 million letter of credit to collateralize our newly created captive insurance company.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Net Sales

The following table sets forth the breakdown of net sales for the fiscal years ended April 30, 2020, 2019, and 2018 (in thousands):

	For the Years Ended April 30,
	2020	2019	2018
Handguns	$390,712	$336,901	$326,290
Long Guns	101,540	107,717	90,222
Other Products & Services	33,775	33,859	32,474
Firearms Segment	526,027	478,477	448,986
Outdoor Products & Accessories Segment	152,363	159,800	157,864
Total Net Sales	$678,390	$638,277	$606,850

We sell our products and services in our Firearms segment under our Smith & Wesson, M&P, Performance Center, Gemtech, Thompson/Center Arms, and Smith & Wesson Precision Components brands. Depending upon the product or service, our firearm customers primarily include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; businesses; and retailers. We sell our outdoor products & accessories products under our Caldwell, Wheeler, Tipton, Frankford Arsenal, Hooyman, BOG, MEAT!, Uncle Henry, Old Timer, Imperial, Crimson Trace, LaserLyte, Lockdown, UST, BUBBA, and Schrade, and we license from our Firearms segment for use in association with certain products that we sell, including M&P, Smith & Wesson, Performance Center by Smith & Wesson, and Thompson/Center Arms. Our outdoor products and accessories customers include online retailers, sports specialty stores, sporting goods stores, dealers and distributors, mass market, home and auto retailers, and direct-to-consumers.

We sell our products worldwide. The following table sets forth the breakdown of export net sales included in the above table. Our export net sales accounted for 4%, 5%, and 5% of total net sales for the fiscal years ended April 30, 2020, 2019, and 2018, respectively (in thousands):

	For the Years Ended April 30,
Region	2020	2019	2018
Europe	$8,443	$11,860	$9,586
Asia	6,247	3,866	4,725
Latin America	2,411	3,268	2,038
All others international	9,086	14,030	12,388
Total international net sales (a)	$26,187	$33,024	$28,737

(a)	Our international sales were negatively impacted in our fourth fiscal quarter as a result of COVID-19 pandemic.

Our Firearm and Outdoor Products & Accessories segments own tooling that is located at various suppliers in Asia and North America.

9. Advertising Costs

We expense advertising costs, primarily consisting of magazine advertisements, printed materials, and television advertisements, either as incurred or upon the first occurrence of the advertising. Advertising expense, included in selling and marketing expenses for the fiscal years ended April 30, 2020, 2019, and 2018, amounted to $28.1 million, $24.3 million, and $25.8 million, respectively.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Property, Plant, and Equipment

The following table summarizes property, plant, and equipment as of April 30, 2020 and 2019 (in thousands):

	April 30, 2020	April 30, 2019
Machinery and equipment	$279,005	$270,815
Software and hardware	50,671	47,587
Building and improvements	36,186	34,584
Land and improvements	3,787	3,787
Right of use assets	40,986	46246
	410,635	403,019
Less: Accumulated depreciation and amortization	(260,475)	(228,306)
	150,160	174,713
Construction in progress	7,257	8,555
Total property, plant, and equipment, net	$157,417	$183,268

Depreciation of tangible assets and amortization of software expense amounted to $33.9 million, $31.4 million, and $30.0 million for the fiscal years ended April 30, 2020, 2019, and 2018, respectively.

The following table summarizes depreciation and amortization expense, which includes amortization of intangibles and debt financing costs, by line item for the fiscal years ended April 30, 2020, 2019, and 2018 (in thousands):

	For the Years Ended April 30,
	2020	2019	2018
Cost of sales	$24,217	$23,797	$24,582
Research and development	659	625	557
Selling and marketing	456	530	619
General and administrative (a)	28,039	28,476	25,212
Interest expense	687	431	1,105
Total depreciation and amortization	$54,058	$53,859	$52,075

(a)

General and administrative expenses included $19.0 million, $21.8 million, and $20.8 million of amortization for the fiscal years ended April 30, 2020, 2019, and 2018, respectively, which were recorded as a result of our acquisitions.

11. Inventories

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or market, as of April 30, 2020 and 2019 (in thousands):

	April 30, 2020	April 30, 2019
Finished goods	$111,169	$108,247
Finished parts	32,721	36,181
Work in process	7,037	7,576
Raw material	13,264	11,766
Total inventories	$164,191	$163,770

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Accrued Expenses and Deferred Revenue

The following table sets forth other accrued expenses as of April 30, 2020 and 2019 (in thousands):

	April 30, 2020	April 30, 2019
Accrued taxes other than income	$21,461	$6,078
Deferred revenue	14,744	12,213
Accrued rebates and promotions	5,189	4,877
Accrued employee benefits	4,705	5,241
Accrued professional fees	4,058	2,649
Right-of-use lease liabilities	2,663	—
Accrued distributor incentives	2,253	1,895
Accrued commissions	967	1,004
Interest payable	349	737
Current portion of capital lease obligation	996	681
Accrued other	7,217	3,947
Total accrued expenses and deferred revenue	$64,602	$39,322

(a)	Increase in accrued taxes other than income is due to the deferral of federal excise tax payments allowed by the Tax and Trade Bureau as a result of the COVID-19 pandemic.

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $125.4 million and $41.0 million as of April 30, 2020 and 2019, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our assumptions about the assumptions a market participant would use in pricing the asset or liability.

We currently do not have any Level 2 or Level 3 financial assets or liabilities.

14. Self-Insurance Reserves

As of April 30, 2020 and 2019, we had reserves for workers’ compensation, product liability, municipal liability, and medical/dental costs totaling $9.4 million and $8.9 million, respectively, of which $4.6 million and $4.8 million was classified as other non-current liabilities, respectively. As of April 30, 2020 and 2019, $3.7 million and $3.6 million, respectively, were included in accrued expenses on the accompanying consolidated balance sheets. In addition, as of April 30, 2020 and 2019, 620,000 of workers’ compensation recoverable was classified as other assets. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates.

The following table summarizes the activity in the workers’ compensation, product liability, municipal liability, and medical/dental reserves in the fiscal years ended April 30, 2020, 2019, and 2018 (in thousands):

	For the Year Ended April 30,
	2020	2019	2018
Beginning balance	$8,859	$9,173	$8,663
Additional provision charged to expense	21,317	21,602	22,802
Payments	(20,763)	(21,916)	(22,292)
Ending balance	$9,413	$8,859	$9,173

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability, municipal liability, workers’ compensation, and other matters when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable. As of April 30, 2020 and 2019, we had accrued reserves for product and municipal litigation liabilities of $3.6 million and $3.3 million, respectively (of which $2.6 million and $2.8 million was non-current, respectively), consisting entirely of expected legal defense costs. In addition, as of April 30, 2020 and 2019, we had recorded receivables from insurance carriers related to these liabilities of $1.9 million, nearly all of which has been classified as other assets.

15. Stockholders’ Equity

Treasury Stock

We did not repurchase any shares of our common stock during fiscal 2020, 2019, or 2018, and we do not have an authorized repurchase program as of April 30, 2020.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Except in specific circumstances, grants vest over a period of four years and grants of stock options are exercisable for a period of 10 years. The plan also permits the grant of awards to non-employees, which our board of directors or committee has authorized in the past.

The number of shares and weighted average exercise prices of options for the fiscal years ended April 30, 2020, 2019, and 2018 are as follows:

	For the Year Ended April 30,
	2020		2019		2018
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	267,761	$6.76	316,160	$6.69	335,160	$6.58
Exercised during the period	(67,094)	3.97	(48,399)	6.28	(19,000)	4.70
Options outstanding, end of period	200,667	$7.70	267,761	$6.76	316,160	$6.69
Weighted average remaining contractual life	0.43 years		2.35 years		3.16 years
Options exercisable, end of period	200,667	$7.70	267,761	$6.76	316,160	$6.69
Weighted average remaining contractual life	0.43 years		2.35 years		3.16 years

As of April 30, 2020, there were 4,137,967 shares available for grant under the 2013 Incentive Stock Plan. We use our unissued share pool for all shares issued for options, restricted stock awards, RSUs, performance share units, performance-based restricted stock units, or PSUs, and shares issued under our Employee Stock Purchase Plan, or ESPP.

The aggregate intrinsic value of outstanding and exercisable stock options as of April 30, 2020, 2019, and 2018 was $356,000, $826,000, and $1.4 million, respectively. The aggregate intrinsic value of the options exercised for the years ended April 30, 2020, 2019, and 2018 was $260,000, $285,000, and $116,000, respectively. At April 30, 2020, there was no unrecognized compensation cost of outstanding options.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock compensation expense by line item for the fiscal years ended April 30, 2020, 2019, and 2018 (in thousands):

	For the Years Ended April 30,
	2020		2019	2018
Cost of sales	$704		$746	$882
Research and development	121		99	187
Selling and marketing	340		489	382
General and administrative	1,756	(a)	6,658	6,364
Total stock-based compensation	$2,921		$7,992	$7,815

(a)	The decrease in general and administrative stock-based compensation expense from fiscal 2019 was because of the separation of our former President and Chief Executive Officer.

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

We grant PSUs to our executive officers and certain management employees who are not executive officers. At the time of grant, we calculate the fair value of our PSUs using the Monte-Carlo simulation. We incorporate the following variables into the valuation model:

	For the Years Ended April 30,
	2020	2019	2018
Grant date fair market value
Smith & Wesson Brands, Inc.	$7.80	$9.85	$11.11
Russell 2000 Index	$1,138.78	$1,591.21	$1,557.89
Volatility (a)
Smith & Wesson Brands, Inc.	54.02%	45.19%	42.27%
Russell 2000 Index	24.65%	15.65%	16.26%
Correlation coefficient (b)	0.11	0.14	0.19
Risk-free interest rate (c)	0.35%	2.23%	2.61%
Dividend yield (d)	0%	0%	0%

(a)	Expected volatility is calculated over the most recent period that represents the remaining term of the performance period as of the valuation date, or three years.
(b)	The correlation coefficient utilizes the same historical price data used to develop the volatility assumptions.
(c)	The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bill, commensurate with the three-year performance period.
(d)	We did not pay dividends in fiscal 2020, 2019, and 2018.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fiscal year ended April 30, 2020, we granted 105,767 PSUs to certain of our executive officers and 32,050 PSUs to non-executive officer employees. We also granted 440,483 service-based RSUs during the year ended April 30, 2020, including 113,770 RSUs to certain of our executive officers, 115,600 RSUs to our directors, and 211,073 RSUs to non-executive officer employees. Compensation expense recognized related to grants of RSUs and PSUs was $2.3 million for the fiscal year ended April 30, 2020.

During the fiscal year ended April 30, 2020, we canceled 232,793 service-based RSUs as a result of the service period condition not being met and 367,025 PSUs as the three year stock performance targets were not achieved. We delivered 296,139 shares of common stock to current employees under vested RSUs with a total market value of $2.6 million.

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

During the fiscal year ended April 30, 2019, we canceled 33,899 service-based RSUs as a result of the service period condition not being met and 112,000 PSUs as the three year stock performance targets were not achieved. We delivered 206,572 shares of common stock to current employees under vested RSUs with a total market value of $2.5 million.

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

The grant date fair value of RSUs and PSUs that vested in fiscal 2020, 2019, and 2018 was $5.0 million, $3.9 million, and $5.0 million, respectively.

A summary of activity for unvested RSUs and PSUs for fiscal years 2020, 2019, and 2018 is as follows:

	For the Year Ended April 30,
	2020		2019		2018
		Weighted		Weighted		Weighted
	Total # of	Average	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	1,631,631	$15.44	1,442,317	$17.80	1,428,848	$18.58
Awarded	578,300	5.75	541,785	10.65	561,890	15.09
Vested	(296,139)	17.05	(206,572)	19.11	(300,496)	16.53
Forfeited	(599,818)	15.34	(145,899)	16.11	(247,925)	17.04
RSUs and PSUs outstanding, end of period	1,313,974	$10.86	1,631,631	$15.44	1,442,317	$17.80

As of April 30, 2020, there was $3.3 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.7 years.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 26, 2011, our stockholders approved our 2011 ESPP, which authorizes the sale of up to 6,000,000 shares of our common stock to employees. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value, or FMV, per share of our common stock on any purchase date is less than the FMV per share on the start date of a 12-month offering period, then that offering period will automatically terminate, and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the FMV on the first day of the offering period or the FMV on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is 12,500 shares, or a total of $25,000 in shares, based on the FMV on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our board of directors in its discretion, or (c) March 31, 2022. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During fiscal 2020, 2019, and 2018, 380,209, 230,282, and 203,002 shares, respectively, were purchased by our employees under our ESPP.

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

The following assumptions were used in valuing our ESPP purchases during the years ended April 30, 2020, 2019, and 2018:

	For the Years Ended April 30,
	2020	2019	2018
Risk-free interest rate	1.24%	2.21%	1.62%
Expected term (a)	4 months	6 months	6 months
Expected volatility (b)	63.6%	45.3%	42.3%
Dividend yield	0%	0%	0%
(a)	We expect to have an abbreviated purchase period for the first half of fiscal 2021 because of our expected spin-off of our outdoor products and accessories business.
(b)	We believe our expected volatility increased in fiscal 2020 primarily due to market and stock price fluctuations as a result of the COVID-19 pandemic.

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table). The total stock-based compensation expense, including stock options, purchases under our ESPP, and RSU and PSU awards, was $2.9 million, $8.0 million, and $7.8 million, for fiscal years 2020, 2019, and 2018, respectively.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Employer Sponsored Benefit Plans

Contributory Defined Investment Plan — We offer two contributory defined investment plans covering substantially all employees, subject to service requirements.  Employees may contribute up to 100% of their annual pay, depending on the plan. We generally make discretionary matching contributions of up to 50% of the first 6% of employee contributions to the plan. We contributed $2.5 million, $2.9 million, and $3.0 million for the fiscal years ended April 30, 2020, 2019, and 2018, respectively.

Non-Contributory Profit Sharing Plan — We have a non-contributory profit sharing plan covering substantially all of our employees. Employees become eligible on May 1 following the completion of a full fiscal year of continuous service. Our contributions to the plan are discretionary. For fiscal 2020, we plan to contribute approximately $2.4 million, which has been recorded in general and administrative costs. We contributed $2.8 million and $1.3 million for the fiscal years ended April 30, 2019 and 2018, respectively. Contributions are funded after the fiscal year-end.

17. Income Taxes

Income tax expense/(benefit) from continuing operations consists of the following (in thousands):

	For the Year Ended April 30,
	2020	2019	2018
Current:
Federal	$11,690	$8,999	$5,081
State	1,596	2,600	1,184
Foreign	4	5	—
Total current	13,290	11,604	6,265
Deferred:
Deferred federal	(10,877)	(879)	(9,081)
Deferred state	(1,132)	(397)	305
Total deferred	(12,009)	(1,276)	(8,776)
Total income tax expense/(benefit)	$1,281	$10,328	$(2,511)

The following table presents a reconciliation of the provision for income taxes from continuing operations at statutory rates to the provision (benefit) in the consolidated financial statements (in thousands):

	For the Year Ended April 30,
	2020	2019	2018
Federal income taxes expected at the statutory rate (a)	$(12,589)	$6,035	$5,355
State income taxes, less federal income tax benefit	325	1,804	1,460
Stock compensation	1,163	708	(322)
Business meals and entertainment	275	181	302
Domestic production activity deduction	—	—	(335)
Research and development tax credit	(598)	(567)	(426)
Goodwill impairment	11,925	2,183	—
Non-deductible Separation expenses	688	—	—
Other	92	54	(403)
Federal tax rate change on deferred taxes	—	(70)	(8,142)
Total income tax expense/(benefit)	$1,281	$10,328	$(2,511)
(a)	We had a statutory rate of 21% in fiscal 2020 and 2019 and a blended statutory rate of 30.4% in fiscal 2018 because of Tax Reform.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) related to temporary differences are the following (in thousands):

	For the Years Ended April 30,
	2020	2019
Non-current tax assets (liabilities):
Net operating loss carryforwards and tax credits	$3,158	$3,256
Inventories	6,955	6,741
Accrued expenses, including compensation	5,095	5,800
Environmental reserves	—	181
Product liability	434	360
Accrued promotions	69	73
Workers' compensation	512	478
Warranty reserve	1,065	1,525
Stock-based compensation	2,568	3,884
State bonus depreciation	1,328	1,454
Property taxes	(254)	(185)
Property, plant, and equipment	(17,512)	(20,392)
Intangible assets	1,275	(10,006)
Right-of-use assets	(2,086)	—
Right-of-use liabilities	2,458	—
Pension	231	234
Other	286	397
Less valuation allowance	(3,186)	(3,576)
Net deferred tax asset/(liability) — total	$2,396	$(9,776)

We had no federal net operating loss carryforwards in fiscal 2020.

There were $17.7 million and $17.9 million in state net operating loss carryforwards as of April 30, 2020 and 2019, respectively. The state net operating loss carryforwards will expire between April 30, 2025 and April 30, 2038. There were $2.9 million of state tax credit carryforwards as of April 30, 2020 and 2019. The state tax credit carryforwards will expire between April 30, 2023 and April 30, 2025 or have no expiration date.

As of April 30, 2020, valuation allowances of $904,000 and $2.3 million were provided on our deferred tax assets for those state net operating loss carryforwards, and state tax credits, respectively, that we do not anticipate using prior to their expiration. As of April 30, 2019, valuation allowances of $911,000 and $2.3 million were provided on our deferred tax assets for those state net operating loss carryforwards and state tax credits, respectively, that we do not anticipate using prior to their expiration. Additional valuation allowances of $29,000 were provided on our deferred income tax assets as of April 30, 2020, as we believe that it is more likely than not that all such assets will not be realized. These allowances related to IRC Section 162(m) limitations on the deductibility of certain executive compensation. Recording a valuation allowance or reversing a valuation allowance could have an effect on our future results of operations and financial position.

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

The income tax provisions represent effective tax rates of (2.1%) and 35.9% for the fiscal year ended April 30, 2020 and 2019, respectively.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. income taxes have not been provided on $84,000 of undistributed earnings of our foreign subsidiary since it is our intention to permanently reinvest such earnings offshore. If the earnings were distributed in the form of dividends, we would not be subject to U.S. tax as a result of the Tax Act but could be subject to foreign income and withholding taxes. Determination of the amount of this unrecognized deferred income tax liability is not practical.

At April 30, 2020 and 2019, we did not have any gross tax-effected unrecognized tax benefits.

With limited exception, we are subject to U.S. federal, state, and local, or non-U.S. income tax audits by tax authorities for fiscal years subsequent to April 30, 2016.

18. Commitments and Contingencies

Litigation

In January 2018, Gemini Technologies, Incorporated, or Gemini, commenced an action against us and Smith & Wesson Corp. in the United States District Court for the District of Idaho, or District Court.  The complaint alleges, among other things, that the defendants breached the earn-out and other provisions of the Asset Purchase Agreement and ancillary agreements between the parties in connection with Smith & Wesson Corp.’s acquisition of the Gemtech business from Gemini.  The complaint seeks a declaratory judgment interpreting various terms of the Asset Purchase Agreement and damages in the sum of $18.6 million. In May 2018, the District Court dismissed the complaint on the grounds of forum non conveniens. In June 2018, Gemini appealed the decision dismissing its complaint to the U.S. Court of Appeals for the Ninth Circuit. On July 24, 2019, the Ninth Circuit reversed the dismissal and remanded the case to the District Court to perform a traditional forum non conveniens analysis. On September 6, 2019, the parties stipulated that they do not contest that the venue is proper in the District of Idaho. On November 4, 2019, we filed an answer to plaintiff’s complaint and a counterclaim against Gemini and its stockholders at the time of the signing of the Asset Purchase Agreement. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action.

We are a defendant in seven product liability cases and are aware of five other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. In January 2018, the trial court granted defendants’ Motion for Judgment on the Pleadings, dismissing the case in its entirety. In February 2018, plaintiffs appealed the dismissal to the Indiana Court of Appeals. On May 23, 2019, the Indiana Court of Appeals issued a decision, which affirmed in part and reversed in part and remanded for further proceedings, the trial court’s dismissal of the City’s complaint. On July 8, 2019, defendants filed a Petition to Transfer jurisdiction to the Indiana Supreme Court.  Briefing was completed in the Indiana Supreme Court on August 5, 2019. On November 26, 2019, the Indiana Supreme Court denied our petition to transfer. The case was returned to the trial court.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In August 2019, Primus Group, LLC filed an action in the U.S. District Court for the Southern District of Ohio Eastern Division against us and other firearms manufacturers, alleging Racketeer Influenced Corrupt Organizations Act (RICO) violations, racketeering enterprise, and intentional misrepresentation.  Plaintiff, which operates as an “entertainment venue” in Columbus, Ohio, purports to bring this action on behalf of “all persons entitled to freely attend schools, shopping locations, churches, entertainment venues, and workplaces in the United States without the intrusion of individuals armed with assault weapons.”  In addition to compensatory and punitive damages, plaintiff seeks preliminary and permanent injunctive relief enjoining the distribution and sale of “assault weapons.”   On August 20, 2019, the court denied without prejudice plaintiff’s Motion for Temporary Restraining Order. On September 3, 2019, defendants moved to dismiss plaintiff’s complaint. On September 16, 2019, plaintiff filed an amended complaint, adding claims of public nuisance, negligent design, and failure to warn.  On October 9, 2019, the U.S. District Court granted defendants’ motion, dismissing the case in its entirety. On October 11, 2019, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Sixth Circuit. On November 1, 2019, the Sixth Circuit dismissed plaintiff’s appeal for failure to pay the required fee. On November 4, 2019, plaintiff-appellant filed, and the Sixth Circuit granted, a motion to reinstate the case. However, on March 13, 2020, at the request of the Appellant and based on the death of co-counsel, the Sixth Circuit held the case in abeyance and ordered that the Appellant file a status report every 30 days. On April 14, 2020, the Appellant filed a Status Report stating that it intended to reactivate the case or dismiss the appeal within 60 days. The Appellant has filed no further Status Reports.

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

In May 2020, we were named in an action related to the Chabad of Poway synagogue shooting that took place on April 27, 2019.  The complaint was filed in the Superior Court of the State of California, for the County of San Diego – Central, and asserts claims against us for product liability, unfair competition, negligence, and public nuisance. The plaintiffs allege they were present at the synagogue on the day of the incident, and suffered physical and/or emotional injury. The plaintiffs seek compensatory and punitive damages, attorneys’ fees, and injunctive relief. We have not yet been served in the litigation.

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

John Pidcock, as trustee of the ASPC Creditor Trust (appointed under the plan of reorganization of AcuSport Corp., or AcuSport, as debtor in possession under chapter 11 of the U.S. Bankruptcy Code), is the plaintiff in three

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

separate actions against us in the U.S. Bankruptcy Court for the Southern District of Ohio. Two seek recovery of alleged preferential transfers received by us from AcuSport in the aggregate amount of $4.2 million. The third seeks turnover of goods allegedly owed to AcuSport by us under one or more of our promotional programs in the amount of $1.5 million. We deny all material allegations and have asserted affirmative defenses. We believe we have strong defenses to these actions and intend to continue to vigorously defend them.

We believe that the various allegations as described above are unfounded, and that any incident and any results from them or any injuries were due to negligence or misuse of the firearm by the claimant or a third party.

In addition, from time to time, we are involved in lawsuits, claims, investigations, and proceedings, including commercial, environmental, and employment matters, which arise in the ordinary course of business.  The relief sought in individual cases primarily includes compensatory and, sometimes, punitive damages. Certain of the cases and claims seek unspecified compensatory or punitive damages. In others, compensatory damages sought may range from less than $75,000 to approximately $50.0million, with punitive damages up to approximately $100.0 million. In our experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter. We believe that our accruals for product liability cases and claims, as described below, are a reasonable quantitative measure of the cost to us of product liability cases and claims.

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

For the fiscal years ended April 30, 2020, 2019, and 2018, we paid $584,000, $322,000, and $473,000, respectively, in defense and administrative costs relative to product liability and municipal litigation. In addition, we spent an aggregate of $3,000, $180,000, and $129,000, respectively, in those fiscal years in settlement fees related to product liability cases.

We have recorded our liability for defense costs before consideration for reimbursement from insurance carriers. We have also recorded the amount due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets.

We recognize gains and expenses for changes in our product liability provisions and municipal litigation liabilities. In fiscal 2020, we recorded expense of $892,000; in fiscal 2019, we recorded expense of $293,000; and in fiscal 2018, we recorded expense of $540,000.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of April 30, 2020, we do not have an open environmental reserve recorded in our consolidated balance sheet. As of April 30, 2019, we recorded approximately $725,000 of environmental reserve in non-current liabilities.

When the available information is sufficient to estimate the amount of liability, that estimate has been used. When the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. We may not have insurance coverage for our environmental remediation costs. We have not recognized any gains from probable recoveries or other gain contingencies. The environmental reserve in fiscal 2019 was calculated using undiscounted amounts based on environmental remediation reports obtained from independent third-parties.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

The following summarizes our operating leases for office and/or manufacturing space:

Location of Lease	Expiration Date
Springfield, Massachusetts	November 30, 2020
Scottsdale, Arizona	April 30, 2021
Somersworth, New Hampshire	June 30, 2021
Shenzhen, China	August 31, 2021
Houlton, Maine	January 31, 2022
Wilsonville, Oregon	October 31, 2022
Columbia, Missouri (1)	April 30, 2023
Bentonville, Arkansas	December 31, 2023
Deep River, Connecticut	May 4, 2024
Park City , Utah	August 31, 2024
Herstal, Belgium	January 21, 2027
Meridian, Idaho (1)	October 14, 2027
Columbia, Missouri	November 25, 2038

(1)	Properties are subleased.

We also lease machinery, photocopiers, and vehicles for our national sales force with various expiration dates.

19. Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results in fiscal 2020 and 2019. In our opinion, all adjustments necessary to present fairly the information for such quarters have been reflected (in thousands, except per share data):

	For the Year Ended April 30, 2020
	First	Second	Third	Fourth		Full
	Quarter	Quarter	Quarter	Quarter		Year
Net sales	$123,665	$154,388	$166,695	$233,642		$678,390
Gross profit	47,854	50,306	55,203	81,342		234,705
Net (loss)/income	$(2,108)	$1,293	$5,731	$(66,146)	(b)	$(61,230)
Per common share (a)
Basic - total	$(0.04)	$0.02	$0.10	$(1.19)		$(1.11)
Diluted - total	$(0.04)	$0.02	$0.10	$(1.19)		$(1.11)

	For the Year Ended April 30, 2019
	First	Second	Third		Fourth	Full
	Quarter	Quarter	Quarter		Quarter	Year
Net sales	$138,833	$161,703	$162,008		$175,733	$638,277
Gross profit	52,422	56,386	54,059		63,364	226,231
Net income/(loss)	$7,645	$6,665	$(5,725)	(c)	$9,825	$18,410
Per common share (a)
Basic – total	$0.14	$0.12	$(0.10)		$0.18	$0.34
Diluted – total	$0.14	$0.12	$(0.10)		$0.18	$0.33

(a)	Basic and diluted earnings per share may not equal the sum of the quarterly basic and diluted earnings per share due to rounding.
(b)	Amounts includes a $98.7 million non-cash goodwill impairment relating to our Outdoor Products & Accessories segment.
(c)	Amounts includes a $10.4 million non-cash goodwill impairment relating to our Outdoor Products & Accessories segment.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. Segment Reporting

We report our results of operations in two segments: (1) Firearms (which includes Firearms and Manufacturing Services divisions) and (2) Outdoor Products & Accessories. Our two segments are defined based on the reporting and review process used by the chief operating decision makers, our co-Chief Executive Officers. The Firearms segment has been determined to be a single operating segment and reporting segment based on our reliance on production metrics such as gross margin per unit produced, units produced per day, incoming orders per day, and revenue produced by trade channel, all of which are particular to the Firearms segment. The Outdoor Products & Accessories segment has been determined to be a single operating segment and reporting segment based on our measurement of incoming orders per day and sales and gross margin by customer and brand.

The Firearms segment includes our firearms, services, and other components, which we manufacture or provide at our facilities in Springfield, Massachusetts, Houlton, Maine, and Deep River, Connecticut and our firearm products, which we develop, assemble, and market in our Springfield, Massachusetts facility. The Outdoor Products & Accessories segment includes our accessories products, which we develop, source, market, and distribute at our facilities in Columbia, Missouri and our electro-optics products, which we develop, market, and assemble in our Wilsonville, Oregon facility. We report operating costs based on the activities performed within each segment.

Segment assets are those directly used in or clearly allocable to a reportable segment’s operations. Assets by business segment are presented in the following table as of April 30, 2020 and 2019 (in thousands):

	As of April 30, 2020			As of April 30, 2019
	Firearms	Outdoor Products & Accessories	Total	Firearms	Outdoor Products & Accessories	Total
Total assets	$467,978	$260,983	$728,961	$389,719	$377,070	$766,789
Property, plant, and equipment, net	147,642	9,775	157,417	170,549	12,719	183,268
Intangibles, net	4,982	68,772	73,754	4,661	87,179	91,840
Goodwill	19,024	64,581	83,605	19,024	163,245	182,269

Results by business segment are presented in the following table for the years ended April 30, 2020, 2019, and 2018 (in thousands):

	For the Year Ended April 30, 2020 (a)
	Firearms	Outdoor Products & Accessories		Corporate	Intersegment Eliminations	Total
Revenue from external customers	$526,027	$152,363		$—	$—	$678,390
Intersegment revenue	3,587	15,110		—	(18,697)	—
Total gross revenue	529,614	167,473		—	(18,697)	678,390
Cost of sales	363,924	98,143		—	(18,382)	443,685
Gross margin	165,690	69,330		—	(315)	234,705
Operating income/(loss)	58,911	(111,337)	(b)	(43,780)	47,387	(48,819)
Income tax expense/(benefit)	13,497	(7,890)		(4,326)	—	1,281

	For the Year Ended April 30, 2019 (a)
	Firearms	Outdoor Products & Accessories		Corporate	Intersegment Eliminations	Total
Revenue from external customers	$478,477	$159,800		$—	$—	$638,277
Intersegment revenue	2,858	17,469		—	(20,327)	—
Total gross revenue	481,335	177,269		—	(20,327)	638,277
Cost of sales	335,051	97,143		—	(20,148)	412,046
Gross margin	146,284	80,126		—	(179)	226,231
Operating income/(loss)	59,663	(18,414)	(c)	(44,831)	41,638	38,056
Income tax expense/(benefit)	12,068	(966)		(774)	—	10,328

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended April 30, 2018 (a)
	Firearms		Outdoor Products & Accessories	Corporate	Intersegment Eliminations	Total
Revenue from external customers	$448,986		$157,864	$—	$—	$606,850
Intersegment revenue	3,807		13,816	—	(17,623)	—
Total net sales	452,793		171,680	—	(17,623)	606,850
Cost of sales	332,889	(d)	93,822	—	(15,613)	411,098
Gross margin	119,903		77,859	—	(2,010)	195,752
Operating income/(loss)	30,213		(5,508)	(44,128)	46,471	27,048
Income tax expense/(benefit)	16,729		(8,059)	(11,181)	—	(2,511)

(a)

For the years ended April 30, 2020, 2019, and 2018, we allocated all of corporate overhead expenses except for interest and income taxes, such as general and administrative expenses and other corporate-level expenses, to both our Firearms and Outdoor Products & Accessories segments.

(b)	Amount includes a non-cash goodwill charge of $98.7 million.
(c)	Amount includes a non-cash goodwill charge of $10.4 million.
(d)	Amount includes $500,000 of additional cost of goods sold from the fair value inventory step-up related to our 2018 Acquisitions.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SCHEDULE II

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended April 30, 2020, 2019, and 2018

		Additions
		Charged to	Charged to
	Balance at	Costs and	Other				Balance at
	May 1,	Expenses	Accounts		Deductions		April 30,
2020
Allowance for doubtful accounts	$1,899	$281	$—		$(742)		$1,438
Deferred tax valuation allowance	3,576	(390)	—		—		3,186
2019
Allowance for doubtful accounts	$1,824	$631	$—		$(556)		$1,899
Deferred tax valuation allowance	3,336	240	—		—		3,576
2018
Allowance for doubtful accounts	$598	$1,000	$401	(1)	$(175)	(3)	$1,824
Deferred tax valuation allowance	2,792	544	—		—		3,336