Form 10-Q
period 2020-07-31
SMITH & WESSON BRANDS, INC.
filed 2020-09-03
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

Commission File No. 001-31552

Smith & Wesson Brands, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0543688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Roosevelt Avenue Springfield, Massachusetts	01104
(Address of principal executive offices)	(Zip Code)

(800) 331-0852

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.001 per share	SWBI	Nasdaq Global Select Market

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

The registrant had 55,903,535 shares of common stock, par value $0.001, outstanding as of September 1, 2020.

SMITH & WESSON BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended July 31, 2020 and 2019

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

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding the impact, if any, of recently issued accounting standards on our consolidated financial statements; assessments that we make about determining segments and reporting units; the features of our outstanding debt; estimated amortization expense of intangible assets for future periods; the outcome of the lawsuits to which we are subject and their effect on us; our belief that the claims asserted in Gemini’s complaint have no merit; our intention to aggressively defend Gemini’s complaint; our intention to vigorously oppose the proceedings related to the complaint filed against us in the Superior Court of the State of California, County of San Diego – Central; our belief that the various allegations described in the Litigation section are unfounded; our belief that we have strong defenses to the actions filed against us by John Pidcock, as trustee of the APSC Creditor Trust; our believe that our accruals for product liability cases and claims are a reasonable quantitative measure of the cost to us of product liability cases and claims; our belief that we have provided adequate accruals for defense costs; the possibility that worsening of conditions or increased fears relating to the pandemic could have a renewed and prolonged effect on manufacturing or employment in China, travel to and from China, or other restrictions on imports – all of which could have a longer-term effect on our sales and profitability in future periods, with regard to concerns surrounding COVID-19, and based on our understanding of the current situation; our expectation on spending for capital expenditures in fiscal 2021; factors affecting our future capital requirements; availability of equity or debt financing on acceptable terms, if at all; our belief that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months; our belief that our improved processes and procedures will assist in the remediation of our material weakness, though management is still evaluating the design of these new controls and procedures. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q reflect our views as of the date of this Quarterly Report on Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among other, economic, social, political, legislative, and regulatory factors; the potential for increased regulation of firearms and firearm-related products; actions of social activists that could have an adverse effect on our business; the impact of lawsuits; the demand for our products; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; our competitive environment; the supply, availability, and costs of raw materials and components; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; our penetration rates in new and existing markets; our strategies; the operations and performance of the two separate companies after the completed spin-off; our ability to maintain and enhance brand recognition and reputation; risks associated with the establishment of our new 632,000 square foot national logistics facility including the expected benefits; our ability to introduce new products; the success of new products; our ability to expand our markets; our ability to integrate acquired businesses in a successful manner; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, filed with the SEC on June 19, 2020.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	July 31, 2020	April 30, 2020
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$65,271	$125,398
Accounts receivable, net of allowances for credit losses of $1,411 on July 31, 2020 and $1,438 on April 30, 2020	101,358	93,433
Inventories	149,567	164,191
Prepaid expenses and other current assets	11,015	8,838
Income tax receivable	656	1,595
Total current assets	327,867	393,455
Property, plant, and equipment, net	156,785	157,417
Intangibles, net	69,842	73,754
Goodwill	83,605	83,605
Deferred income taxes	2,396	2,396
Other assets	17,674	18,334
	$658,169	$728,961
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,829	$39,196
Accrued expenses and deferred revenue	49,987	64,602
Accrued payroll and incentives	13,241	14,623
Accrued income taxes	18,905	5,503
Accrued profit sharing	5,877	2,414
Accrued warranty	3,462	3,633
Total current liabilities	145,301	129,971
Notes and loans payable, net of current portion	24,311	159,171
Finance lease payable, net of current portion	39,610	39,873
Other non-current liabilities	11,882	12,828
Total liabilities	221,104	341,843
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 73,864,745 issued and 55,697,883 shares outstanding on July 31, 2020 and 73,526,790 shares issued and 55,359,928 shares outstanding on April 30, 2020	74	74
Additional paid-in capital	269,192	267,630
Retained earnings	390,101	341,716
Accumulated other comprehensive income	73	73
Treasury stock, at cost (18,166,862 shares on July 31, 2020 and April 30, 2020)	(222,375)	(222,375)
Total stockholders’ equity	437,065	387,118
	$658,169	$728,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

	For the Three Months Ended July 31,
	2020	2019
	(In thousands, except per share data)
Net sales	$277,965	$123,665
Cost of sales	161,199	75,811
Gross profit	116,766	47,854
Operating expenses:
Research and development	2,965	3,229
Selling, marketing, and distribution	19,269	16,773
General and administrative	29,080	26,709
Total operating expenses	51,314	46,711
Operating income	65,452	1,143
Other (expense)/income, net:
Other income/(expense), net	151	5
Interest expense, net	(1,316)	(2,627)
Total other (expense)/income, net	(1,165)	(2,622)
Income/(loss) from operations before income taxes	64,287	(1,479)
Income tax expense	15,902	629
Net income/(loss)	48,385	(2,108)
Comprehensive income/(loss)
Change in unrealized loss on interest rate swap	—	(420)
Other comprehensive loss, before income taxes	—	(420)
Income tax benefit on other comprehensive loss	—	92
Other comprehensive loss, net of tax	—	(328)
Comprehensive income/(loss):	$48,385	$(2,436)
Net income/(loss) per share:
Basic	$0.87	$(0.04)
Diluted	$0.86	$(0.04)
Weighted average number of common shares outstanding:
Basic	55,494	54,783
Diluted	56,277	54,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income/(Loss)	Shares	Amount	Equity
Balance at April 30, 2019	72,864	$73	$263,180	$402,946	$620	18,167	$(222,375)	$444,444
Stock-based compensation	—	—	1,588	—	—	—	—	1,588
Change in unrealized loss on interest rate swap, net of tax effect	—	—	—	—	(328)	—	—	(328)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	124	—	(538)	—	—	—	—	(538)
Net loss	—	—	—	(2,108)	—	—	—	(2,108)
Balance at July 31, 2019	72,988	73	264,230	400,838	292	18,167	(222,375)	443,058

Balance at April 30, 2020	73,527	74	267,630	341,716	73	18,167	(222,375)	387,118
Proceeds from exercise of employee stock options	191	—	1,518	—	—	—	—	1,518
Stock-based compensation	—	—	1,041	—	—	—	—	1,041
Issuance of common stock under restricted stock unit awards, net of shares surrendered	147	—	(997)	—	—	—	—	(997)
Net income	—	—	—	48,385	—	—	—	48,385
Balance at July 31, 2020	73,865	$74	$269,192	$390,101	$73	18,167	$(222,375)	$437,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended July 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$48,385	$(2,108)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	12,888	14,346
Loss/(gain) on sale/disposition of assets	3	—
Provision for losses on notes and accounts receivable	136	634
Stock-based compensation expense	1,041	1,588
Changes in operating assets and liabilities:
Accounts receivable	(6,811)	14,031
Inventories	14,624	(31,678)
Prepaid expenses and other current assets	(2,177)	(2,822)
Income taxes	14,341	397
Accounts payable	14,061	(6,015)
Accrued payroll and incentives	(1,382)	(10,875)
Accrued profit sharing	3,463	686
Accrued expenses and deferred revenue	(14,640)	(6,675)
Accrued warranty	(171)	(612)
Other assets	660	428
Other non-current liabilities	(946)	(463)
Net cash provided by/(used in) operating activities	83,475	(29,138)
Cash flows from investing activities:
Payments to acquire patents and software	(292)	(123)
Payments to acquire property and equipment	(7,343)	(3,695)
Net cash used in investing activities	(7,635)	(3,818)
Cash flows from financing activities:
Proceeds from loans and notes payable	—	25,000
Payments on finance lease obligation	(238)	(214)
Payments on notes and loans payable	(135,000)	(1,575)
Proceeds from exercise of options to acquire common stock	268	—
Payment of employee withholding tax related to restricted stock units	(997)	(538)
Net cash (used in)/provided by financing activities	(135,967)	22,673
Net decrease in cash and cash equivalents	(60,127)	(10,283)
Cash and cash equivalents, beginning of period	125,398	41,015
Cash and cash equivalents, end of period	$65,271	$30,732
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,556	$1,690
Income taxes	$1,689	$235

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Three Months Ended July 31,
	2020	2019
	(In thousands)
Purchases of property and equipment included in accounts payable	$1,051	$547
Receivable for exercise of options to acquire common stock	1,250	—
Adoption of ASU 2016-02:
Changes in other assets for operating lease obligations	—	10,928
Change in property and equipment	—	3,201
Changes in finance lease liabilities	—	(4,245)
Changes in lease liabilities for operating lease obligations	—	11,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2020 and 2019

(1) Organization:

We are a leading manufacturer, designer, and provider of consumer products for the shooting, hunting, and rugged outdoor enthusiast. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States and an active participant in the hunting rifle and suppressor markets. We are also a leading provider of shooting, hunting, and rugged outdoor products and accessories, including knives and cutting tools, sighting lasers, shooting supplies, tree saws, and survival gear. We have two reporting segments: (1) Firearm and (2) Outdoor Products & Accessories.

In our Firearm segment, we manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, bolt action rifles, and muzzleloaders), handcuffs, suppressors, and other firearm-related products for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our firearm products under the Smith & Wesson, M&P, Performance Center, Thompson/Center Arms, and Gemtech brands. We manufacture our firearm products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut. We also sell our manufacturing services to other businesses to level-load our factories. We sell those services under our Smith & Wesson and Smith & Wesson Precision Components brands.

In our Outdoor Products & Accessories segment, we are a leading provider of outdoor products and accessories encompassing hunting, fishing, camping, shooting, and personal security and defense products for rugged outdoor enthusiasts. We conceive, design, produce or source, and sell products and accessories, including shooting supplies, rests, vaults, and other related accessories; premium sportsman knives and tools for fishing and hunting; land management tools for hunting preparedness; harvesting products for post-hunt or post-fishing activities; electro-optical devices, including hunting optics, firearm aiming devices, flashlights, and laser grips; reloading, gunsmithing, and firearm cleaning supplies; and survival, camping, and emergency preparedness products. We develop and market our products at our facility in Columbia, Missouri and contract for the manufacture and assembly of most of our products with third parties located in Asia. We also manufacture some of our electro-optics products at our facility in Wilsonville, Oregon.

On November 13, 2019, we announced that we were proceeding with a plan to spin-off our outdoor products and accessories business, or the Separation, and create an independent publicly traded company to conduct that business. On August 24, 2020, we completed the previously announced Separation. See also Note 12 — Subsequent Events, for more information.

(2) Basis of Presentation:

Interim Financial Information – The condensed consolidated balance sheets as of July 31, 2020, the condensed consolidated statements of income/(loss) and comprehensive income/(loss) for the three months ended July 31, 2020 and 2019, the condensed consolidated statements of changes in stockholders’ equity for the three months ended July 31, 2020 and 2019, and the condensed consolidated statements of cash flows for the three months ended July 31, 2020 and 2019 have been prepared by us without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at July 31, 2020 and for the periods presented, have been included. All intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2020 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020. The results of operations for the three months ended July 31, 2020 may not be indicative of the results that may be expected for the year ending April 30, 2021, or any other period.

Reclassification – We have corrected the accompanying consolidated balance sheet as of April 30, 2020 to appropriately present deferred income taxes in the amount of $2.4 million as non-current assets that were previously included in current assets.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2020 and 2019

Recently Issued Accounting Standards – In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize credit losses to be incurred over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. The requirements of this ASU are effective for financial statements for annual periods beginning after December 15, 2019, and early adoption is permitted. We adopted the new standard on May 1, 2020 and the adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

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

The amounts of assets and liabilities related to our operating and financing leases as of July 31, 2020 were as follows (in thousands):

	Balance Sheet Caption	July 31, 2020
Operating Leases
Right-of-use assets		$10,391
Accumulated amortization		(2,666)
Right-of-use assets, net	Other assets	$7,725

Current liabilities	Accrued expenses and deferred revenue	$2,566
Non-current liabilities	Other non-current liabilities	6,644
Total operating lease liabilities		$9,210
Finance Leases
Right-of-use assets		$40,986
Accumulated depreciation		(2,622)
Right-of-use assets, net	Property, plant, and equipment, net	$38,364

Current liabilities	Accrued expenses and deferred revenue	1,021
Non-current liabilities	Finance lease payable, net of current portion	39,610
Total finance lease liabilities		$40,631

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2020 and 2019

During the three months ended July 31, 2020, we recorded $809,000 of operating lease costs, of which $215,000 related to short-term leases and not recorded as right-of-use assets. We recorded $510,000 of financing lease amortization and $524,000 of financing lease interest expense during the three months ended July 31, 2020. During the three months ended July 31, 2019, we recorded $1.0 million of operating lease costs, of which $200,000 related to short-term leases, and not recorded as right-of-use assets. We recorded $535,000 of financing lease amortization and $520,000 of financing lease interest expense during the three months ended July 31, 2019. As of July 31, 2020, our weighted average lease term and weighted average discount rate for our operating leases was 4.0 years and 4.6%, respectively. As of July 31, 2020, our weighted average lease term and weighted average discount rate for our financing leases was 18.2 years and 5.0%, respectively, and consisted primarily of our national logistics facility located in Columbia, Missouri. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

Future lease payments for all our operating and finance leases for succeeding fiscal years is as follows (in thousands):

	Operating	Financing	Total
2021	$2,290	$2,269	$4,559
2022	2,855	3,056	5,911
2023	2,665	3,071	5,736
2024	1,622	3,125	4,747
2025	353	3,180	3,533
Thereafter	686	48,783	49,469
Total future lease payments	10,471	63,484	73,955
Less amounts representing interest	(1,261)	(22,853)	(24,114)
Present value of lease payments	9,210	40,631	49,841
Less current maturities of lease liabilities	(2,566)	(1,021)	(3,587)
Long-term maturities of lease liabilities	$6,644	$39,610	$46,254

During the three months ended July 31, 2020 and 2019, the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $1.4 million in both periods.

(4) Goodwill and Intangible Assets:

The changes in the carrying amount of goodwill for the three months ended July 31, 2020 by reporting segment were as follows (in thousands):

		Outdoor Products &
	Firearm Segment	Accessories Segment	Total Goodwill
Balance as of April 30, 2020	$19,024	$64,581	$83,605
Adjustments	—	—	—
Balance as of July 31, 2020	$19,024	$64,581	$83,605

See Note 11 — Segment Reporting for more detail on segment financial information.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2020 and 2019

The following table presents a summary of intangible assets as of July 31, 2020 and April 30, 2020 (in thousands):

	July 31, 2020			April 30, 2020
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$92,560	$(55,341)	$37,219	$92,560	$(52,981)	$39,579
Developed technology	21,788	(13,186)	8,602	21,788	(12,705)	9,083
Patents, trademarks, and trade names	57,880	(35,682)	22,198	57,837	(34,320)	23,517
Backlog	1,150	(1,150)	—	1,150	(1,150)	—
	173,378	(105,359)	68,019	173,335	(101,156)	72,179
Patents in progress	1,393	—	1,393	1,145	—	1,145
Total definite-lived intangible assets	174,771	(105,359)	69,412	174,480	(101,156)	73,324
Indefinite-lived intangible assets	430	—	430	430	—	430
Total intangible assets	$175,201	$(105,359)	$69,842	$174,910	$(101,156)	$73,754

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships; six years for developed technology; and five years for patents, trademarks, and trade names. Amortization expense, excluding amortization of deferred financing costs, amounted to $4.2 million and $4.8 million for the three months ended July 31, 2020 and 2019, respectively.

Estimated amortization expense of intangible assets for the remainder of fiscal 2021 and succeeding fiscal years is as follows (in thousands):

Fiscal	Amount
2021	$12,581
2022	14,416
2023	11,861
2024	10,113
2025	6,460
Thereafter	12,588
Total	$68,019

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2020 and 2019

(5) Notes, Loans Payable, and Financing Arrangements:

Credit Facilities — On August 24, 2020, we and certain of our direct and indirect Domestic Subsidiaries entered into an amended and restated credit agreement, or the Amended and Restated Credit Agreement, with certain lenders; TD Bank, N.A., as administrative agent; TD Securities (USA) LLC and Regions Bank, as joint lead arrangers and joint bookrunners; and Regions Bank, as syndication agent. The Amended and Restated Credit Agreement amended and restated that certain Credit Agreement, dated as of June 15, 2015, by and among us, certain of our direct and indirect Domestic Subsidiaries, the lenders party thereto, and TD Bank, N.A., as administrative agent and swingline lender, as previously amended.  The Amended and Restated Credit Agreement is currently unsecured; however, should any Springing Lien Trigger Event occur, we and certain of our direct and indirect Domestic Subsidiaries would be required to enter into certain documents that create in favor of TD Bank, N.A., as administrative agent, and the lenders party to such documents a legal, valid, and enforceable first priority Lien on the Collateral described therein.

The Amended and Restated Credit Agreement provides for a revolving line of credit of $100.0 million at any one time, or the Revolving Line. The Revolving Line bears interest at either the Base Rate or LIBOR rate, plus an applicable margin based on our consolidated leverage ratio. The Amended and Restated Credit Agreement also provides a swingline facility in the maximum amount of $5.0 million at any one time (subject to availability under the Revolving Line). Each Swingline Loan bears interest at the Base Rate, plus an applicable margin based on our consolidated leverage ratio. Subject to the satisfaction of certain terms and conditions described in the Amended and Restated Credit Agreement, we have an option to increase the Revolving Line by an aggregate amount not exceeding $50.0 million. The Revolving Line matures on the earlier of August 24, 2025, or the date that is six months in advance of the earliest maturity of any Permitted Notes under the Amended and Restated Credit Agreement.

As of July 31, 2020, we had $25.0 million of borrowings outstanding on the Revolving Line, which bore interest at 1.67%, which is equal to the LIBOR rate plus an applicable margin.

The Amended and Restated Credit Agreement contains customary limitations, including limitations on indebtedness, liens, fundamental changes to business or organizational structure, investments, loans, advances, guarantees, and acquisitions, asset sales, dividends, stock repurchases, stock redemptions, and the redemption or prepayment of other debt, and transactions with affiliates. We are also subject to financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio.

Letters of Credit – At July 31, 2020, we had outstanding letters of credit aggregating $2.7 million, which included a $1.5 million letter of credit to collateralize our captive insurance company.

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $65.3 million and $125.4 million as of July 31, 2020 and April 30, 2020, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2020 and 2019

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

We currently do not have any Level 2 or Level 3 financial assets or liabilities as of July 31, 2020.

(7) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or net realizable value, as of July 31, 2020 and April 30, 2020 (in thousands):

	July 31, 2020	April 30, 2020
Finished goods (a)	$82,621	$111,169
Finished parts	48,316	32,721
Work in process	5,798	7,037
Raw material	12,832	13,264
Total inventories	$149,567	$164,191

(a)	The decrease in finished goods inventory relates to the Firearm segment.

(8) Accrued Expenses and Deferred Revenue:

The following table sets forth other accrued expenses as of July 31, 2020 and April 30, 2020 (in thousands):

	July 31, 2020	April 30, 2020
Accrued taxes other than income (a)	$9,398	$21,461
Deferred revenue	8,010	14,744
Accrued rebates and promotions	6,322	5,189
Accrued employee benefits	5,185	4,705
Accrued professional fees	4,962	4,058
Right-of-use lease liabilities	2,566	2,663
Accrued distributor incentives	2,857	2,253
Accrued commissions	1,114	967
Interest payable	12	349
Current portion of finance lease obligation	1,021	996
Accrued other	8,540	7,217
Total accrued expenses and deferred revenue	$49,987	$64,602

(a) Decrease in accrued taxes other than income is due to the deferral of federal excise tax payments allowed by the Tax and Trade Bureau as a result of the COVID-19 pandemic as of April 30, 2020.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2020 and 2019

(9) Stockholders’ Equity:

Earnings per Share

The following table provides a reconciliation of the net income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings/(loss) per share for the three months ended July 31, 2020 and 2019 (in thousands, except per share data):

	For the Three Months Ended July 31,
	2020			2019
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic earnings	$48,385	55,494	$0.87	$(2,108)	54,783	$(0.04)
Effect of dilutive stock awards	—	783	(0.01)	—	—	—
Diluted earnings	$48,385	56,277	$0.86	$(2,108)	54,783	$(0.04)

All of our outstanding stock options and restricted stock units, or RSUs, were included in the computation of diluted earnings per share for the three months ended July 31, 2020. For the three months ended July 31, 2019, we excluded 3,340 shares of common stock from the computation of diluted earnings per share, because the effect would be antidilutive.

Incentive Stock and Employee Stock Purchase Plans

We have two incentive stock plans: the 2004 Incentive Stock Plan and the 2013 Incentive Stock Plan. New grants under the 2004 Incentive Stock Plan have not been made since the approval of the 2013 Incentive Stock Plan at our 2013 Annual Meeting of Stockholders. All new grants covering all participants are issued under the 2013 Incentive Stock Plan. Except in specific circumstances, grants vest over a period of four years, and stock options are exercisable for a period of 10 years from the date of grant. The 2013 Incentive Stock Plan also permits the grant of awards to non-employees, which our board of directors has authorized in the past.

The number of shares and weighted average exercise prices of stock options for the three months ended July 31, 2020 and 2019 were as follows:

	For the Three Months Ended July 31,
	2020		2019
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	200,667	$7.70	267,761	$6.76
Exercised during the period	(190,667)	7.96	—	—
Options outstanding, end of period	10,000	$2.65	267,761	$6.76
Weighted average remaining contractual life	1.16 years		2.10 years
Options exercisable, end of period	10,000	$2.65	267,761	$6.76
Weighted average remaining contractual life	1.16 years		2.10 years

The aggregate intrinsic value of outstanding and exercisable stock options as of July 31, 2020 and 2019 was $212,400 and $770,000, respectively. The aggregate intrinsic value of the stock options exercised in the three months ended July 31, 2020 was $2.8 million. There were no stock options exercised during the three months ended July 31, 2019. At July 31, 2020 and 2019, there was no unrecognized compensation expense relating to outstanding stock options.

We have an Employee Stock Purchase Plan, or ESPP, in which each participant is granted an option to purchase our common stock on each subsequent exercise date during the offering period (as such terms are defined in the ESPP) in accordance with the terms of the ESPP.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2020 and 2019

The total stock-based compensation expense, including stock options, purchases under our ESPP, RSUs, and performance-based RSUs, or PSUs, was $1.0 million and $1.6 million for the three months ended July 31, 2020 and 2019, respectively. Stock-based compensation expense is included in cost of sales, sales and marketing, research and development, and general and administrative expenses.

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

During the three months ended July 31, 2020, we granted an aggregate of 27,130 service-based RSUs to non-executive officer employees. Compensation expense related to grants of RSUs and PSUs was $766,000 for the three months ended July 31, 2020. During the three months ended July 31, 2020, we cancelled 63,700 PSUs as a result of the failure to satisfy the performance metric and 8,062 service-based RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the three months ended July 31, 2020, we delivered common stock to our employees and directors, including our executive officers, with a total market value of $2.9 million.

During the three months ended July 31, 2019, we granted an aggregate of 131,771 service-based RSUs to non-executive officer employees. Compensation expense related to grants of RSUs and PSUs was $1.4 million for the three months ended July 31, 2019. During the three months ended July 31, 2019, we cancelled 123,025 PSUs as a result of the failure to satisfy the performance metric and 15,805 service-based RSUs as a result of the failure to satisfy the service condition. In connection with the vesting of RSUs, during the three months ended July 31, 2019, we delivered common stock to our employees and directors, including our executive officers, with a total market value of $1.7 million.

A summary of activity for unvested RSUs and PSUs for the three months ended July 31, 2020 and 2019 is as follows:

	For the Three Months Ended July 31,
	2020		2019
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	1,313,974	$11.54	1,631,631	$17.80
Awarded	27,130	21.02	131,771	10.65
Vested	(212,232)	15.76	(182,900)	19.11
Forfeited	(71,762)	21.64	(138,830)	16.11
RSUs and PSUs outstanding, end of period	1,057,110	$10.25	1,441,672	$15.44

As of July 31, 2020, there was $3.6 million of unrecognized compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average remaining contractual term of 1.7 years.

(10) Commitments and Contingencies:

Litigation

In January 2018, Gemini Technologies, Incorporated, or Gemini, commenced an action against us in the U.S. District Court for the District of Idaho, or the District Court.  The complaint alleges, among other things, that the defendants breached the earn-out and other provisions of the Asset Purchase Agreement and ancillary agreements between the parties in connection with our acquisition of the Gemtech business from Gemini.  The complaint seeks a declaratory judgment interpreting various terms of the Asset Purchase Agreement and damages in the sum of $18.6 million. In May 2018, the District Court dismissed the complaint on the grounds of forum non conveniens. In June 2018, Gemini appealed the decision dismissing its complaint to the U.S. Court of Appeals for the Ninth Circuit, or the Ninth Circuit. On July 24, 2019, the Ninth Circuit reversed the dismissal, and remanded the case to the District Court to perform a traditional forum non conveniens analysis. On September 6, 2019, the parties stipulated that they do not contest that the venue is proper in the District of Idaho. On November 4, 2019, we filed an answer to Gemini’s complaint and a counterclaim against

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2020 and 2019

Gemini and its stockholders at the time of the signing of the Asset Purchase Agreement. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action.

We are a defendant in six product liability cases and are aware of five other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana, or the City, against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. In January 2018, the trial court granted defendants’ Motion for Judgment on the Pleadings, dismissing the case in its entirety. In February 2018, plaintiffs appealed the dismissal to the Indiana Court of Appeals. On May 23, 2019, the Indiana Court of Appeals issued a decision, which affirmed in part and reversed in part and remanded for further proceedings, the trial court’s dismissal of the City’s complaint. On July 8, 2019, defendants filed a Petition to Transfer jurisdiction to the Indiana Supreme Court.  Briefing was completed in the Indiana Supreme Court on August 5, 2019. On November 26, 2019, the Indiana Supreme Court denied our petition to transfer. The case was returned to the trial court.

In August 2019, Primus Group, LLC filed an action in the U.S. District Court for the Southern District of Ohio Eastern Division against us and other firearm manufacturers, alleging Racketeer Influenced Corrupt Organizations Act (RICO) violations, racketeering enterprise, and intentional misrepresentation.  Plaintiff, which operates as an “entertainment venue” in Columbus, Ohio, purports to bring this action on behalf of “all persons entitled to freely attend schools, shopping locations, churches, entertainment venues, and workplaces in the United States without the intrusion of individuals armed with assault weapons.”  In addition to compensatory and punitive damages, plaintiff seeks preliminary and permanent injunctive relief enjoining the distribution and sale of “assault weapons.”   On August 20, 2019, the court denied without prejudice plaintiff’s Motion for Temporary Restraining Order. On September 3, 2019, defendants moved to dismiss plaintiff’s complaint. On September 16, 2019, plaintiff filed an amended complaint, adding claims of public nuisance, negligent design, and failure to warn.  On October 9, 2019, the U.S. District Court granted defendants’ motion, dismissing the case in its entirety. On October 11, 2019, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Sixth Circuit, or the Sixth Circuit. On November 1, 2019, the Sixth Circuit dismissed plaintiff’s appeal for failure to pay the required fee. On November 4, 2019, plaintiff-appellant filed, and the Sixth Circuit granted, a motion to reinstate the case. However, on March 13, 2020, at the request of the Appellant and based on the death of co-counsel, the Sixth Circuit held the case in abeyance and ordered that the Appellant file a status report every 30 days. On April 14, 2020, the Appellant filed a Status Report stating that it intended to reactivate the case or dismiss the appeal within 60 days. The Appellant has filed no further Status Reports.

In May 2018, we were named in an action related to the Parkland, Florida shooting, filed in the Circuit Court, Broward County, Florida, seeking a declaratory judgment that a Florida statute that provides firearm manufacturers and dealers immunity from liability when their legally manufactured and lawfully sold firearms are later used in criminal acts only applies to civil actions commenced by governmental agencies not private litigants. In August 2018, we moved to dismiss the complaint on the grounds that it seeks an impermissible advisory opinion. On December 6, 2018, the court granted defendants’ motion to dismiss without prejudice and granted plaintiffs leave to amend their complaint.  On December 10, 2018, plaintiffs filed a Second Amended Complaint for Declaratory Relief.  On December 13, 2018, defendants filed a Motion to Dismiss Plaintiffs’ Second Amended Complaint.  On November 21, 2019, the court granted defendants’ motion to dismiss plaintiffs’ second amended complaint, with prejudice.  On August 27, 2020, plaintiff filed a motion for entry of final and appealable order.

We are a defendant in a putative class proceeding before the Ontario Superior Court of Justice in Toronto, Canada. The action was filed on December 16, 2019.  The action claims CAD$50 million in aggregate general damages, CAD$100 million in aggregate punitive damages, special damages in an unspecified amount, together with interest and legal costs.  The named plaintiffs are two victims of a shooting that took place in Toronto on July 22, 2018, and their family members. One victim was shot and injured during the shooting. The other suffered unspecified injuries while fleeing the shooting.  The plaintiffs are seeking to certify a claim on behalf of classes that include all persons who were killed or injured in the shooting and their immediate family members.  The plaintiffs allege negligent design and public nuisance. The case has not been certified as a class action.  On July 13, 2020, we filed a Notice of Motion for an order striking the claim and dismissing the action in its entirety.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2020 and 2019

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

The relief sought in individual cases primarily includes compensatory and, sometimes, punitive damages. Certain of the cases and claims seek unspecified compensatory or punitive damages. In others, compensatory damages sought may range from less than $75,000 to approximately $50.0 million. In our experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter. We believe that our accruals for product liability cases and claims are a reasonable quantitative measure of the cost to us of product liability cases and claims.

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

(11) Segment Reporting:

We report our results of operations in two segments: (1) Firearm (which includes Firearm and Manufacturing Services divisions) and (2) Outdoor Products & Accessories. Our two segments are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. The Firearm segment has been determined to be a single operating segment and reporting segment based on our reliance on production metrics, such as gross margin per unit produced, units produced per day, incoming orders per day, and revenue produced by trade channel, all of which are particular to the Firearm segment. The Outdoor Products & Accessories segment is evaluated by a measurement of incoming orders per day and sales and gross margin by customer and brand.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2020 and 2019

The Firearm segment includes our firearms, services, and other components, which we manufacture or provide at our facilities in Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut, and our firearm products, which we develop, assemble, and market in our Springfield, Massachusetts facility. The Outdoor Products & Accessories segment includes our accessories products, which we develop, source, market, and distribute at our facilities in Columbia, Missouri, and our electro-optics products, which we develop, market, and assemble in our Wilsonville, Oregon facility.  We report operating costs based on the activities performed within each segment.

Segment assets are those directly used in or clearly allocable to a reportable segment’s operations. Assets by business segment are presented in the following table as of July 31, 2020 and April 30, 2020 (in thousands):

	As of July 31, 2020			As of April 30, 2020
	Firearm	Outdoor Products & Accessories	Total	Firearm	Outdoor Products & Accessories	Total
Total assets	$403,329	$254,840	$658,169	$467,978	$260,983	$728,961
Property, plant, and equipment, net	146,627	10,158	156,785	147,642	9,775	157,417
Intangibles, net	4,429	65,413	69,842	4,982	68,772	73,754
Goodwill	19,024	64,581	83,605	19,024	64,581	83,605

Results by business segment are presented in the following tables for the three months ended July 31, 2020 and 2019 (in thousands):

	For the Three Months Ended July 31, 2020 (a)
	Firearm	Outdoor Products & Accessories	Corporate	Intersegment Eliminations	Total
Revenue from external customers	$228,857	$49,108	$—	$—	$277,965
Intersegment revenue	1,028	1,472	—	(2,500)	—
Total gross revenue	229,885	50,580	—	(2,500)	277,965
Cost of sales	137,461	27,498	—	(3,760)	161,199
Gross margin	92,424	23,082	—	1,260	116,766
Operating income/(loss)	60,301	3,241	(12,336)	14,246	65,452
Income tax expense/(benefit)	10,957	(1,081)	6,026	—	15,902

	For the Three Months Ended July 31, 2019 (a)
	Firearm	Outdoor Products & Accessories	Corporate	Intersegment Eliminations	Total
Revenue from external customers	$94,555	$29,110	$—	$—	$123,665
Intersegment revenue	882	4,106	—	(4,988)	—
Total gross revenue	95,437	33,216	—	(4,988)	123,665
Cost of sales	60,039	19,143	—	(3,371)	75,811
Gross margin	35,398	14,073	—	(1,617)	47,854
Operating income/(loss)	8,998	(7,112)	(11,020)	10,277	1,143
Income tax expense/(benefit)	4,420	(752)	(3,039)	—	629

(a)

We allocate all of corporate overhead expenses except for interest and income taxes, such as general and administrative expenses and other corporate-level expenses, to both our Firearm and Outdoor Products & Accessories segments.

(12) Subsequent Events:

Spin-off of our outdoor products & accessories business

On November 13, 2019, we announced that we were proceeding with a plan to spin-off our outdoor products and accessories business and create an independent publicly traded company to conduct that business. On August 24, 2020, or the Distribution Date, at 12:01 a.m. Eastern Time, the previously announced separation, or the Separation, of our wholly owned subsidiary, American Outdoor Brands, Inc., a Delaware corporation, or AOUT, from our company was completed. The Separation was achieved through the transfer

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2020 and 2019

of all the assets and legal entities, subject to any related liabilities, associated with our outdoor products and accessories business to AOUT, which we refer to as the Transfer, and the distribution of 100% of the AOUT outstanding capital stock to holders of our common stock as of the close of business on August 10, 2020, or the Record Date, which we refer to as the Distribution. In connection with the Distribution, our stockholders received one share of AOUT common stock for every four shares of our common stock held as of the close of business on the Record Date. Following the Distribution, AOUT became an independent, publicly traded company, and we retain no ownership interest in AOUT. During the three months ended July 31, 2020, we spent $3.6 million related to the Separation.

Our common stock continues to trade on the Nasdaq Global Select Market under the new ticker symbol “SWBI,” and AOUT is now trading shares of common stock listed on the Nasdaq Global Market under the ticker symbol “AOUT.” Beginning in our second quarter of fiscal 2020, the outdoor products and accessories business historical financial data will be recorded as discontinued operations. Please refer to our form 8-K filed on August 26, 2020 for more information regarding the Separation.

Dividends

On August 26, 2020, our Board of Directors authorized a regular quarterly dividend for shareholders of $0.05 per share. The dividend for the three months ended July 31, 2020 will be for shareholders of record as of market close on September 17, 2020 and is payable on October 1, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020 and our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. This section sets forth key objectives and performance indicators used by us as well as key industry data tracked by us.

We report our results of operations in two segments: (1) Firearm and (2) Outdoor Products & Accessories. Subsequent to the spin-off of our outdoor products and accessories business on August 24, 2020, or the Separation, we will no longer report our operations in two segments.

First Quarter Fiscal 2021 Highlights

Our operating results for the three months ended July 31, 2020 included the following:

•	Consolidated net sales were $278.0 million, an increase of $154.3 million, or 124.8%, over the comparable quarter last year.
•

Firearm segment gross sales were $229.9 million, which included $1.0 million of inter-segment revenue, an increase of $134.4 million, or 140.9%, over the comparable quarter last year, primarily because of increased consumer demand for the majority of our products driven by market share gains and increased consumer interest in firearms, which may be a result of recent events that have raised fears about personal protection and the upcoming political election.

•

Outdoor Products & Accessories segment gross sales were $50.6 million, which included $1.5 million of inter-segment revenue, an increase of $17.4 million, or 52.3%, over the comparable quarter last year, primarily because of several factors related to the COVID-19 pandemic, discussed below.

•	Consolidated gross margin was 42.0%, an increase of 330 basis points over the comparable quarter last year.
•	Consolidated net income was $48.4 million, or $0.86 per diluted share, compared with a net loss of $2.1 million, or ($0.04) per diluted share for the comparable quarter last year.

Results of Operations

Consolidated Net Sales and Gross Profit – For the Three Months Ended July 31, 2020

The following table sets forth certain information regarding consolidated net sales and gross profit for the three months ended July 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Net sales	$277,965	$123,665	$154,300	124.8%
Cost of sales	161,199	75,811	85,388	112.6%
Gross profit	$116,766	$47,854	$68,912	144.0%
% of net sales (gross margin)	42.0%	38.7%

Consolidated net sales increased $154.3 million, or 124.8%, primarily because of increased consumer demand for the majority of our products in our Firearm segment and increased revenue from our e-commerce channel in our Outdoor Products & Accessories segment.

Consolidated gross margin increased 330 basis points over the comparable quarter last year primarily because of lower promotional product spending in our Firearm segment because of the increased demand in the consumer market that eliminated the need for promotional programs in the quarter, and favorable manufacturing fixed cost absorption. Consolidated gross margin was also favorably impacted by customer mix, product mix, and favorable manufacturing fixed-cost absorption in our Outdoor Products & Accessories segment.

Firearm Segment Revenue and Gross Profit – For the Three Months Ended July 31, 2020

The following tables set forth certain information regarding Firearm revenue and gross profit for the three months ended July 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Handguns	$165,169	$69,710	$95,459	136.9%
Long Guns	53,847	16,600	37,247	224.4%
Other Products & Services	10,868	9,127	1,741	19.1%
Total Firearm Revenue	$229,884	$95,437	$134,447	140.9%
Cost of sales	137,461	60,039	77,422	129.0%
Gross profit	$92,423	$35,398	$57,025	161.1%
% of net sales (gross margin)	40.2%	37.1%

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended July 31, 2020 and 2019 (units in thousands):

Total Units Shipped	2020	2019	# Change	% Change
Handguns	472	225	247	109.8%
Long Guns	112	60	52	86.7%

Sporting Goods Channel Units Shipped	2020	2019	# Change	% Change
Handguns	441	199	242	121.6%
Long Guns	108	57	51	89.5%

Professional Channel Units Shipped	2020	2019	# Change	% Change
Handguns	31	26	5	19.2%
Long Guns	4	3	1	33.3%

Revenue for our handguns increased $95.5 million, or 136.9%, over the comparable quarter last year. The increase in revenue was due to increased demand for all major product lines driven by an increased consumer interest in firearms, likely resulting from continued concerns regarding the COVID-19 pandemic, recent events that have raised fears about personal protection, and uncertainty regarding the possibility of increased firearm regulation in relation to the upcoming political election. Unit shipments into the sporting goods consumer channel increased 121.6% over the comparable quarter last year primarily due to increased consumer firearm demand, as indicated by a 141.3% increase over the comparable quarter last year in total adjusted handgun background checks as reported to the National Instant Criminal Background Check Systems, or NICS, which we believe is a proxy for overall consumer demand. We believe that our percentage increase in sales in handguns likely did not match the increase in NICS because of a significant decline of channel inventory during the quarter and capacity constraints related to the significant increase in consumer demand.

Revenue for our long guns increased $37.2 million, or 224.4%, over the comparable quarter last year. The increase in revenue was primarily because of increased consumer demand for our M&P modern sporting rifles. This was partially offset by a decrease in hunting rifle sales as a result of a bulk sale to clear discontinued products from the channel in the prior year.

Other products and services revenue increased $1.7 million, or 19.1%, over the comparable quarter last year, primarily because of increased sales of component parts and handcuffs, partially offset by lower sales in specialty services.

New products in our Firearm segment, defined as any new SKU not shipped in the comparable quarter last year, represented 11.8% of firearm revenue for the three months ended July 31, 2020 and included a new concealed carry M&P branded polymer pistol, many new product line extensions, and promotional product bundle kits for our M&P, Performance Center, and Thompson/Center Arms branded products.

Gross margin for the three months ended July 31, 2020 for our Firearm segment increased 310 basis points over the comparable quarter last year, primarily because of lower promotional product spending, favorable manufacturing fixed cost absorption, and favorable price increases. These increases were partially offset by unfavorable inventory valuation adjustments and increased manufacturing spending.

Firearm inventory balances decreased $23.8 million during the three months ended July 31, 2020 as a result of our ability to meet increased consumer demand.

Outdoor Products & Accessories Segment Revenue and Gross Profit – For the Three Months Ended July 31, 2020

The following table sets forth certain information regarding Outdoor Products & Accessories segment revenue for the three months ended July 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Revenue	$50,580	$33,217	$17,363	52.3%
Cost of sales	27,498	19,144	8,354	43.6%
Gross profit	$23,082	$14,073	$9,009	64.0%
% of net sales (gross margin)	45.6%	42.4%

For the three months ended July 31, 2020, revenue for our Outdoor Products & Accessories segment increased $17.4 million, or 52.3%, over the comparable quarter last year, primarily because of higher demand for the majority of our products, which we believe was driven by increased consumer interest in self-protection and outdoor activities. In addition, there were several factors we believe are related to the COVID-19 pandemic, such as increased participation in outdoor recreation activities that we believe was heightened due to state-mandated travel restrictions, increased foot traffic after the reopening of retail locations that were previously ordered to be closed, and our ability to replenish retailer inventory after non-essential product orders were halted in our fourth fiscal quarter that had a positive impact on our revenue for the three months ended July 31, 2020. Revenue in our e-commerce channel increased over the comparable quarter last year, that we believe resulted from a shift in consumer preference during the current period to online retailers and increases in our own direct-to-consumer business. Sales in our traditional channels, which include retailers with physical brick and mortar stores, increased over the comparable quarter last year primarily because of the reasons described above. In addition, feedback from certain of our large customers seems to indicate significant growth over the comparable quarter last year, reflecting strong consumer demand for our products in the channel. The increase in revenue was partially offset by $2.6 million lower inter-segment revenue and a previously communicated decline in sales of our branded camping accessory products due to one large retailer accelerating a strategy towards its own private label brand.

New products in our Outdoor Products & Accessories segment, defined as any new SKU not shipped in the comparable quarter last year, represented 10.2% of revenue for the three months ended July 31, 2020. Our Outdoor Products & Accessories segment has a history of introducing approximately 250 to 350 new SKUs each year, the majority of which are introduced late in our third fiscal quarter.

Gross margin for the three months ended July 31, 2020 for our Outdoor Products & Accessories segment increased 320 basis points over the comparable quarter last year, primarily because of channel mix, product mix, and lower promotion expenses from increased demand, partially offset by higher tariff costs.

Inventory in our Outdoor Products & Accessories segment increased $9.1 million during the three months ended July 31, 2020. Items impacting our inventory included a planned inventory build to support increased demand leading up to the fall hunting and holiday shopping seasons, the resolution of COVID-19 related supply chain issues that resulted in increased order fulfillment of our inventory, additional planned purchases to help mitigate potential future supply chain disruptions, and an inventory build in anticipation of new product introductions later in the fiscal year. These increases were partially offset by increased sales and improved order cadence, which improved inventory turns. With regard to concerns surrounding COVID-19, and based on our understanding of the current situation, it is possible that worsening of conditions or increased fears relating to the pandemic could have a renewed and prolonged effect on manufacturing or employment in China, travel to and from China, or other restrictions on imports – all of which could have a longer-term effect on our sales and profitability in future periods.

Consolidated Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended July 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Research and development	$2,965	$3,229	$(264)	-8.2%
Selling, marketing, and distribution	19,269	16,773	2,496	14.9%
General and administrative	29,080	26,709	2,371	8.9%
Total operating expenses	$51,314	$46,711	$4,603	9.9%
% of net sales	18.5%	37.8%

Selling, marketing, and distribution expenses increased $2.5 million over the prior year comparable quarter, primarily because of increased co-op advertising expenses for strategic customers, increased compensation-related expenses, and increased freight-related expenses. This increased spending was partially offset by lower travel and entertainment expenses due to COVID-19 and decreased advertising expenses. General and administrative expenses increased $2.4 million because of $3.6 million of expenses related to the spin-off of our outdoor products and accessories business, $2.8 million of increased profit sharing expense, and increased other compensation-related expenses, partially offset by a reduction in our allowance for doubtful accounts and lower travel and entertainment expenses due to COVID-19. The increases in total operating expenses were also partially offset by lower employee medical costs, likely due to the deferral of elective procedures resulting from the COVID-19 pandemic.

Consolidated Operating Income

The following table sets forth certain information regarding operating income for the three months ended January 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Operating income	$65,452	$1,143	$64,309	5626.3%
% of net sales (operating margin)	23.5%	0.9%

Operating income for the three months ended July 31, 2020 increased $64.3 million over the comparable quarter last year, primarily because increased revenue in both of our segments and the resulting improvements in gross margins. Consolidated operating income was also favorably impacted by lower travel and entertainment expenses due to COVID-19, decreased advertising costs, and a reduction of our allowance for doubtful accounts. These increases were partially offset by expenses related to the spin-off of our outdoor products and accessories business, unfavorable inventory valuation adjustments in our Firearm segment, increased manufacturing spending, increased co-op advertising expenses, and higher compensation-related costs.

Consolidated Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended July 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Interest expense	$(1,316)	$(2,627)	$(1,311)	-49.9%

During the three months ended July 31, 2020, interest expense decreased by $1.3 million from the comparable quarter last year as a result of lower borrowings outstanding on our revolving line of credit.

Consolidated Income Taxes

The following table sets forth certain information regarding interest expense for the three months ended July 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Income tax expense	$15,902	$629	$15,273	2428.1%
% of income from operations (effective tax rate)	24.7%	-42.5%		67.3%

Income tax expense increased $15.3 million over the comparable quarter last year as a result of higher operating income for the reasons mentioned above.

Consolidated Net Income/(Loss)

The following table sets forth certain information regarding consolidated net income and the related per share data for the three months ended July 31, 2020 and 2019 (dollars in thousands, except per share data):

	2020	2019	$ Change	% Change
Net income/(loss)	$48,385	$(2,108)	$50,493	-2395.3%
Net income/(loss) per share
Basic	$0.87	$(0.04)	$0.91	-2275.0%
Diluted	$0.86	$(0.04)	$0.90	-2250.0%

Net income for three months ended July 31, 2020 was $48.4 million compared to a net loss of $2.1 million in the comparable quarter last year primarily as a result of increased revenue in both of our segments.

Liquidity and Capital Resources

Our principal cash requirements are to (1) finance the growth of our operations, including working capital and capital expenditures, (2) service our existing debt, and (3) fund the spin-off of our outdoor products and accessories business. Capital expenditures for new product development and repair and replacement of equipment represent important cash needs.

The following table sets forth certain cash flow information for the three months ended July 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Operating activities	$83,475	$(29,138)	$112,613	386.5%
Investing activities	(7,635)	(3,818)	(3,817)	100.0%
Financing activities	(135,967)	22,673	(158,640)	699.7%
Total cash flow	$(60,127)	$(10,283)	$(49,844)	484.7%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

Cash provided by operating activities was $83.5 million for the three months ended July 31, 2020 compared with a cash usage in the prior year comparable quarter due to an incremental $50.5 million increase in net income, an incremental $46.3 million decrease in inventory because of increased shipments to meet consumer demand, and an incremental $20.1 million increase in accounts payable due to increased manufacturing purchases and timing of payments. These favorable impacts were partially offset by an incremental $20.8 million increase in accounts receivable due to timing of shipments and an incremental $8.0 million decrease in accrued expenses primarily due to lower promotional product discount accruals. We expect firearm inventory balances to remain relatively flat throughout our next fiscal quarter.

Investing Activities

Cash used in investing activities increased $3.8 million for the three months ended July 31, 2020 over the prior year comparable period. We recorded capital expenditures of $7.3 million for the three months ended July 31, 2020, $3.6 million higher than the prior year comparable period. We currently expect to spend between $30.0 million and $35.0 million on capital expenditures in fiscal 2021, an increase of $16.1 million to $21.1 million, as compared with $13.9 million in capital expenditures in fiscal 2020.

Financing Activities

Cash used in financing activities was $136.0 million for the three months ended July 31, 2020 compared with cash provided by financing activities of $22.7 million for the three months ended July 31, 2019. Cash used in financing activities during the three months ended July 31, 2020 was primarily a result of $135.0 million of payments on our credit facility.

Finance Lease – We are a party to a $46.2 million lease for our national logistics facility in Boone County, Missouri, which has an effective interest rate of approximately 5.0% and is payable in 240 monthly installments through fiscal 2039. The building is pledged to secure the amounts outstanding. During the three months ending July 31, 2020, we paid $238,000 in principal payments relating to this finance lease. With the completion of the Separation on August 24, 2020, we entered into a sublease for 59.0% of this facility under the same terms as the master lease.

Credit Facilities — On August 24, 2020, we and certain of our direct and indirect Domestic Subsidiaries entered into an amended and restated credit agreement, or the Amended and Restated Credit Agreement, with certain lenders; TD Bank, N.A., as administrative agent; TD Securities (USA) LLC and Regions Bank, as joint lead arrangers and joint bookrunners; and Regions Bank, as syndication agent. The Amended and Restated Credit Agreement amended and restated that certain Credit Agreement, dated as of June 15, 2015, by and among us, certain of our direct and indirect Domestic Subsidiaries, the lenders party thereto, and TD Bank, N.A., as administrative agent and swingline lender, as previously amended.  The Amended and Restated Credit Agreement is currently unsecured; however, should any Springing Lien Trigger Event occur, we and certain of our direct and indirect Domestic Subsidiaries would be required to enter into certain documents that create in favor of TD Bank, N.A., as administrative agent, and the lenders party to such documents a legal, valid, and enforceable first priority Lien on the Collateral described therein.

The Amended and Restated Credit Agreement provides for a revolving line of credit of $100.0 million at any one time, or the Revolving Line. The Revolving Line bears interest at either the Base Rate or LIBOR rate, plus an applicable margin based on our consolidated leverage ratio. The Amended and Restated Credit Agreement also provides a swingline facility in the maximum amount of $5.0 million at any one time (subject to availability under the Revolving Line). Each Swingline Loan bears interest at the Base Rate, plus an applicable margin based on our consolidated leverage ratio. Subject to the satisfaction of certain terms and conditions described in the Amended and Restated Credit Agreement, we have an option to increase the Revolving Line by an aggregate amount not exceeding $50.0 million. The Revolving Line matures on the earlier of August 24, 2025, or the date that is six months in advance of the earliest maturity of any Permitted Notes under the Amended and Restated Credit Agreement.

As of July 31, 2020, we had $25.0 million of borrowings outstanding on the Revolving Line, which bore interest at 1.67%, which is equal to the LIBOR rate plus an applicable margin.

The Amended and Restated Credit Agreement contains customary limitations, including limitations on indebtedness, liens, fundamental changes to business or organizational structure, investments, loans, advances, guarantees, and acquisitions, asset sales, dividends, stock repurchases, stock redemptions, and the redemption or prepayment of other debt, and transactions with affiliates. We are also subject to financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. We were in compliance with all debt covenants as of July 31, 2020.

Dividends — On August 26, 2020, our Board of Directors authorized a regular quarterly dividend for shareholders of $0.05 per share. The dividend for the three months ended July 31, 2020 will be for shareholders of record as of market close on September 17, 2020 and is payable on October 1, 2020.

Our future capital requirements will depend on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, costs to enhance the equipment and software at our logistics facility. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained. In addition to the operational needs described above, at the time of the Separation, we contributed $25.0 million in cash to the outdoor products and accessories business.

As of July 31, 2020, we had $65.3 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months.

Other Matters

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant accounting policies are disclosed in Note 3 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020. The most significant areas involving our judgments and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, to which there have been no material changes. Actual results could differ from our estimates.

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements, if any, is discussed in Note 2—Basis of Presentation to our condensed consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended July 31, 2020, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2020, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2020, our disclosure controls and procedures were effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

A material weakness, as defined in Exchange Act Rule 12b-2, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In the course of preparing the financial statements that are included in our Form 10-K dated April 30, 2020, management identified a material weakness in the internal control environment as we did not appropriately design and maintain controls related to the accounting for goodwill impairment. Control activities were not designed or maintained over the preparation and review of the goodwill impairment analysis, including our accounting for the related income tax treatment and review of third-party experts’ work product.

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

In response to the material weaknesses described above, during the three months ended July 31, 2020, we began implementing, evaluating, and designing new internal controls and procedures related to the accounting for goodwill impairment. Though management is still evaluating the design of these new controls and procedures, we believe that our improved processes and procedures will assist in the remediation of our material weakness. Once placed in operation for a sufficient period of time, we will subject these controls and procedures to appropriate tests in order to determine whether they are operating effectively. Management, with oversight from the Audit Committee, is committed to the remediation of our known material weakness as expeditiously as possible.

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

As of July 31, 2020, we had no authorized share repurchase programs.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (immediately preceding the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

INDEX TO EXHIBITS

2.12	Plan of Merger, dated May 29, 2020, by and between American Outdoor Brands and the Registrant (1)

3.10	Articles of Merger (1)

10.107(a)	Executive Severance Pay Plan, amended as of June 4, 2020 (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

(1)	Incorporated by reference to the Registrant’s Form 8K filed with the SEC on June 1, 2020.
(2)	Incorporated by reference to the Registrant’s Form 8K filed with the SEC on June 9, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH & WESSON BRANDS, INC. a Nevada corporation

Date: September 3, 2020	By:	/s/ Mark P. Smith
Mark P. Smith
President and Chief Executive Officer

Date: September 3, 2020	By:	/s/ Deana L. McPherson
Deana L. McPherson
Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary