Form 10-Q
period 2020-10-31
SMITH & WESSON BRANDS, INC.
filed 2020-12-03
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

The registrant had 55,981,347 shares of common stock, par value $0.001, outstanding as of December 1, 2020.

SMITH & WESSON BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended October 31, 2020 and 2019

Smith & Wesson®, S&W®, M&P®, M&P Shield®, Performance Center®, Airlite®, Airweight®, Armornite®, Bodyguard®, Chiefs Special®, EZ®, Governor®, Lever Lock®, Magnum®, SW22 Victory®, T/C ®, America’s Master Gunmaker ®, Compass®, Contender®, Dimension®, Encore®, Flextech®, Mag Express®, Maxi-Hunter®, Maxima®, Number 13®, Power Rod®, QLA®, Quick Load Accurizer®, Speed Breech®, Speed Breach XT®, Swing Hammer®, T17®, T/CR22®, Triumph®, U-View®, Weather Shield®, Gemtech®, Arrow®, Aurora®, Aurora-II®, Blast Jacket®, Dagger®, G-Core®, GM®, Halo®, Integra®, Lunar®, Mist-22®, Quickmount®, Shield®, Silencer Subsonic®, The Professional’s Choice for Decades®, Trek®, Viper®, World Class Silencers®, Smith & Wesson Precision Components®, and Put A Legend On Your Line®, are some of the registered U.S. trademarks of our company or one of our subsidiaries.  460XVR™, C.O.R.E.™, E-Series™, M2.0™, S&W500™, SD™, SDVE™, Sport™, SW1911™, Thompson/Center Arms™, Cheap Shot™, Impact!™, Impact!SB™, Katahdin™, Maxi-Ball™, Natural Lube 1000 Plus™, Pro Hunter™, Pro Hunter FX™, Pro Hunter XT™, Quickshot™, Speed Shot™, Strike™, Super Glide™, Venture™, Alpine™, GMT-Halo™, One™, Patrolman™, and Tracker™, are some of the unregistered trademarks of our company or one of our subsidiaries.  This report also may contain trademarks and trade names of other companies.

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding the impact, if any, of recently issued accounting standards on our consolidated financial statements; the features of our outstanding debt; lease payments for future periods; estimated amortization expense of intangible assets for future periods; the outcome of the lawsuits to which we are subject and their effect on us; our belief that the claims asserted in Gemini’s complaint have no merit and our intention to aggressively defend this action; our belief that the various allegations described in the Litigation section are unfounded, and, in addition, that any incident and any results from them or any injuries were due to negligence or misuse of the firearm by the claimant or a third party; our belief that we have strong defenses to the actions filed against us by John Pidcock, as trustee of the APSC Creditor Trust, and our intention to continue to vigorously defend them; our belief that our accruals for product liability cases and claims are a reasonable quantitative measure of the cost to us of product liability cases and claims; our belief that we have provided adequate accruals for defense costs; our expectation that firearms inventory balances will remain relatively flat throughout our next fiscal quarter; our expectation on spending for capital expenditures in fiscal 2021; factors affecting our future capital requirements; availability of equity or debt financing on acceptable terms, if at all; our belief that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months; and our belief that our improved processes and procedures will assist in the remediation of our material weakness, though management is still evaluating the design of these new controls and procedures. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q reflect our views as of the date of this Quarterly Report on Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among other, economic, social, political, legislative, and regulatory factors; the potential for increased regulation of firearms and firearm-related products; actions of social activists that could have an adverse effect on our business; the impact of lawsuits; the demand for our products; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; our competitive environment; the supply, availability, and costs of raw materials and components; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; our penetration rates in new and existing markets; our strategies; our ability to maintain and enhance brand recognition and reputation; our ability to introduce new products; the success of new products; our ability to expand our markets; our ability to integrate acquired businesses in a successful manner; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, filed with the SEC on June 19, 2020.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	October 31, 2020	April 30, 2020
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$55,549	$125,011
Accounts receivable, net of allowances for credit losses of $1,067 on October 31, 2020 and $1,038 on April 30, 2020	68,637	60,879
Inventories	78,889	103,741
Prepaid expenses and other current assets	7,599	7,556
Current assets of discontinued operations	—	94,673
Income tax receivable	4,713	1,595
Total current assets	215,387	393,455
Property, plant, and equipment, net	147,907	147,739
Intangibles, net	4,458	4,375
Goodwill	19,024	19,024
Other assets of discontinued operations	—	148,485
Other assets	14,309	16,437
	$401,085	$729,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,985	$31,476
Accrued expenses and deferred revenue	41,254	57,678
Accrued payroll and incentives	11,405	12,448
Accrued income taxes	337	5,503
Accrued profit sharing	6,810	2,197
Accrued warranty	4,352	3,297
Current liabilities of discontinued operations	—	17,372
Total current liabilities	125,143	129,971
Deferred income taxes	457	457
Notes and loans payable, net of current portion	—	159,171
Finance lease payable, net of current portion	39,343	39,610
Other non-current liabilities of discontinued operations	—	2,299
Other non-current liabilities	9,264	10,889
Total liabilities	174,207	342,397
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 74,122,674 issued and 55,955,812 shares outstanding on October 31, 2020 and 73,526,790 shares issued and 55,359,928 shares outstanding on April 30, 2020	74	74
Additional paid-in capital	269,911	267,630
Retained earnings	179,195	341,716
Accumulated other comprehensive income	73	73
Treasury stock, at cost (18,166,862 shares on October 31, 2020 and April 30, 2020)	(222,375)	(222,375)
Total stockholders’ equity	226,878	387,118
	$401,085	$729,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net sales	$248,729	$113,717	$478,614	$209,153
Cost of sales	147,656	81,405	285,117	141,254
Gross profit	101,073	32,312	193,497	67,899
Operating expenses:
Research and development	1,855	1,795	3,761	3,692
Selling, marketing, and distribution	11,614	10,841	21,609	20,374
General and administrative	23,224	16,103	45,007	33,312
Total operating expenses	36,693	28,739	70,377	57,378
Operating income from continuing operations	64,380	3,573	123,120	10,521
Other (expense)/income, net:
Other income/(expense), net	693	83	760	90
Interest expense, net	(1,490)	(3,046)	(2,806)	(5,687)
Total other (expense)/income, net	(797)	(2,963)	(2,046)	(5,597)
Income from continuing operations before income taxes	63,583	610	121,074	4,924
Income tax expense	14,465	267	28,657	2,396
Income from continuing operations	49,118	343	92,417	2,528
Discontinued operations:
Income/(loss) from discontinued operations, net of tax	3,123	950	8,209	(3,343)
Net income/(loss)	52,241	1,293	100,626	(815)
Comprehensive income/(loss):
Other comprehensive loss, net of tax	—	(153)	—	(481)
Comprehensive income/(loss):	$52,241	$1,140	$100,626	$(1,296)
Net income/(loss) per share:
Basic - continuing operations	$0.88	$0.01	$1.66	$0.05
Basic - net income/(loss)	$0.93	$0.02	$1.81	$(0.01)
Diluted - continuing operations	$0.87	$0.01	$1.64	$0.05
Diluted - net income/(loss)	$0.92	$0.02	$1.78	$(0.01)
Weighted average number of common shares outstanding:
Basic	55,914	54,912	55,691	54,847
Diluted	56,531	55,424	56,475	54,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income/(Loss)	Shares	Amount	Equity
Balance at July 31, 2019	72,988	$73	$264,230	$400,838	$292	18,167	$(222,375)	$443,058
Proceeds from exercise of employee stock options	15	—	74	—	—	—	—	74
Stock-based compensation		—	1,428	—	—	—	—	1,428
Shares issued under employee stock purchase plan	173	—	862	—	—	—	—	862
Change in unrealized loss on interest rate swap, net of tax effect	—	—	—	—	(153)	—	—	(153)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	50	—	(12)	—	—	—	—	(12)
Net income	—	—	—	1,293	—	—	—	1,293
Balance at October 31, 2019	73,226	73	266,582	402,131	139	18,167	(222,375)	446,550

Balance at April 30, 2019	72,864	73	263,180	402,946	620	18,167	(222,375)	444,444
Proceeds from exercise of employee stock options	15	—	74	—	—	—	—	74
Stock-based compensation	—	—	3,016	—	—	—	—	3,016
Shares issued under employee stock purchase plan	173	—	862	—	—	—	—	862
Change in unrealized loss on interest rate swap, net of tax effect	—	—	—	—	(481)	—	—	(481)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	174	—	(550)	—	—	—	—	(550)
Net loss	—	—	—	(815)	—	—	—	(815)
Balance at October 31, 2019	73,226	73	266,582	402,131	139	18,167	(222,375)	446,550

Balance at July 31, 2020	73,865	74	269,192	390,101	73	18,167	(222,375)	437,065
Stock-based compensation	—	—	1,218	—	—	—	—	1,218
Shares issued under employee stock purchase plan	—	—	677	—	—	—	—	677
Issuance of common stock under restricted stock unit awards, net of shares surrendered	258	—	(1,176)	—	—	—	—	(1,176)
Dividends issued	—	—	—	(2,795)	—	—	—	(2,795)
Spin off of outdoor products and accessories business	—	—	—	(260,352)	—	—	—	(260,352)
Net income	—	—	—	52,241	—	—	—	52,241
Balance at October 31, 2020	74,123	74	269,911	179,195	73	18,167	(222,375)	226,878

Balance at April 30, 2020	73,527	74	267,630	341,716	73	18,167	(222,375)	387,118
Proceeds from exercise of employee stock options	191	—	1,518	—	—	—	—	1,518
Stock-based compensation - continuing operations	—	—	2,075	—	—	—	—	2,075
Stock-based compensation - discontinued operations	—	—	184	—	—	—	—	184
Shares issued under employee stock purchase plan	136	—	677	—	—	—	—	677
Issuance of common stock under restricted stock unit awards, net of shares surrendered	269	—	(2,173)	—	—	—	—	(2,173)
Dividends issued	—	—	—	(2,795)	—	—	—	(2,795)
Spin off of outdoor products and accessories business	—	—	—	(260,352)	—	—	—	(260,352)
Net income	—	—	—	100,626	—	—	—	100,626
Balance at October 31, 2020	74,123	$74	$269,911	$179,195	$73	18,167	$(222,375)	$226,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended October 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Income from continuing operations	$92,417	$2,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,129	16,483
Loss on sale/disposition of assets	3	15
Provision for losses on notes and accounts receivable	29	(219)
Change in fair value of contingent consideration	—	100
Stock-based compensation expense	2,075	2,826
Changes in operating assets and liabilities:
Accounts receivable	(7,787)	(5,585)
Inventories	24,852	(29,260)
Prepaid expenses and other current assets	(43)	(2,979)
Income taxes	(8,267)	(2,932)
Accounts payable	28,331	3,486
Accrued payroll and incentives	(1,043)	(9,510)
Accrued profit sharing	4,613	(1,462)
Accrued expenses and deferred revenue	(16,212)	(1,134)
Accrued warranty	1,055	(436)
Other assets	2,561	753
Other non-current liabilities	(1,625)	(1,358)
Cash provided by/(used in) operating activities - continuing operations	138,088	(28,684)
Cash used in operating activities - discontinued operations	(2,225)	(6,187)
Net cash provided by/(used in) operating activities	135,863	(34,871)
Cash flows from investing activities:
Payments to acquire patents and software	(350)	(279)
Payments to acquire property and equipment	(14,964)	(8,249)
Cash used by investing activities - continuing operations	(15,314)	(8,528)
Cash used by investing activities - discontinued operations	(1,143)	(840)
Net cash used in investing activities	(16,457)	(9,368)
Cash flows from financing activities:
Proceeds from loans and notes payable	25,000	75,000
Cash paid for debt issuance costs	(450)	—
Payments on finance lease obligation	(479)	(431)
Payments on notes and loans payable	(185,000)	(28,150)
Distribution to discontinued operations	(25,000)	—
Dividend distribution	(2,795)	—
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	2,195	936
Payment of employee withholding tax related to restricted stock units	(2,173)	(550)
Cash used in/(provided by) financing activities - continuing operations	(188,702)	46,805
Cash used in financing activities - discontinued operations	(166)	—
Net cash used in/(provided by) financing activities	(188,868)	46,805
Net (decrease)/increase in cash and cash equivalents	(69,462)	2,566
Cash and cash equivalents, beginning of period	125,011	40,853
Cash and cash equivalents, end of period	$55,549	$43,419
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$2,188	$5,767
Income taxes	$40,888	$4,184

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Six Months Ended October 31,
	2020	2019
	(In thousands)
Purchases of property and equipment included in accounts payable	$1,604	$66
Adoption of ASU 2016-02:
Changes in other assets for operating lease obligations	—	7,535
Change in property and equipment	—	4,226
Changes in finance lease liabilities	—	(4,245)
Changes in lease liabilities for operating lease obligations	—	7,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2020 and 2019

(1) Organization:

We are a leading manufacturer, designer, and provider of firearms and firearm-related products for the shooting, hunting, and rugged outdoor enthusiast. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States and an active participant in the hunting rifle and suppressor markets. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, bolt action rifles, and muzzleloaders), handcuffs, suppressors, and other firearm-related products for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our products under the Smith & Wesson, M&P, Performance Center, Thompson/Center Arms, and Gemtech brands. We manufacture our products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut. We also sell our manufacturing services to other businesses to level-load our factories. We sell those services under our Smith & Wesson and Smith & Wesson Precision Components brands.

On November 13, 2019, we announced that we were proceeding with a plan to spin-off our outdoor products and accessories business and create an independent publicly traded company to conduct that business, or the Separation. On August 24, 2020, or the Distribution Date, we completed the previously announced Separation. See also Note 3 — Discontinued Operations, for more information.

(2) Basis of Presentation:

Interim Financial Information – The condensed consolidated balance sheet as of October 31, 2020, the condensed consolidated statements of income/(loss) and comprehensive income/(loss) for the three and six months ended October 31, 2020 and 2019, the condensed consolidated statements of changes in stockholders’ equity for the three and six months ended October 31, 2020 and 2019, and the condensed consolidated statements of cash flows for the six months ended October 31, 2020 and 2019 have been prepared by us without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at October 31, 2020 and for the periods presented, have been included. All intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2020 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020. The results of operations for the three and six months ended October 31, 2020 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2021, or any other period.

Recently Issued Accounting Standards – In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize credit losses to be incurred over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. The requirements of this ASU are effective for financial statements for annual periods beginning after December 15, 2019, and early adoption is permitted. We adopted the new standard on May 1, 2020, and the adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

(3) Discontinued Operations:

On November 13, 2019, we announced the Separation. On the Distribution Date, at 12:01 a.m. Eastern Time, the Separation of our wholly owned subsidiary, American Outdoor Brands, Inc., a Delaware corporation, or AOUT, from our company was completed. The Separation was achieved through the transfer of all the assets and legal entities, subject to any related liabilities, associated with our outdoor products and accessories business to AOUT, or the Transfer, and the distribution of 100% of the AOUT outstanding capital stock to holders of our common stock, or the Distribution, as of the close of business on August 10, 2020, or the Record Date. In connection with the Distribution, our stockholders received one share of AOUT common stock for every four shares of our common stock held as of the close of business on the Record Date. Following the Distribution, AOUT became an independent, publicly traded company, and we retain no ownership interest in AOUT. For the six months ended October 31, 2020, we recorded $8.4 million in general and administrative expenses related to the Separation and there was no gain/(loss) recognized for the Separation. In connection with the Separation, we distributed $25.0 million in cash to AOUT.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2020 and 2019

Our common stock continues to trade on the Nasdaq Global Select Market under the new ticker symbol “SWBI,” and AOUT is now trading shares of common stock listed on the Nasdaq Global Select Market under the ticker symbol “AOUT.” The outdoor products and accessories business historical financial data is recorded as discontinued operations. Please refer to our Current Report on Form 8-K filed on August 26, 2020 for more information regarding the Separation. As a result of the Separation, we divested net assets of $260.4 million, which includes the $25.0 million cash distribution to AOUT.

The results of AOUT were previously reported in our Outdoor Products & Accessories segment. The historical financial data of the outdoor products and accessories business through August 23, 2020 is recorded as discontinued operations in income/(loss) from discontinued operations in the condensed consolidated financial statements. For the three months ended October 31, 2020 and 2019, income from discontinued operations, net of tax was $3.1 million and $950,000, respectively. For the six months ended October 31, 2020 and 2019, income/(loss) from discontinued operations, net of tax was $8.2 million and ($3.3) million, respectively.

In connection with the Separation, we entered into several agreements with AOUT that govern the relationship of the parties following the Separation, including the Separation and Distribution Agreement, the Tax Matters Agreement, the Transition Services Agreement, and the Employee Matters Agreement. Under the terms of the Transition Services Agreement, both companies agreed to provide each other certain transitional services, including information technology, information management, human resources, employee benefits administration, supply chain, facilities, and other limited finance and accounting related services, for periods up to 24 months. Payments and operating expense reimbursements for transition services are recorded accordingly in our condensed consolidated financial statements based on the service provided.

The following table summarizes the major line items for the outdoor products and accessories business that are included in income/(loss) from discontinued operations, net of tax, in the condensed consolidation statements of income/(loss) and comprehensive income/(loss):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2020	2019	2020	2019
	(In thousands)
Net revenues	$13,168	$40,670	$61,249	$68,899
Cost of sales	3,409	22,678	27,147	38,639
Operating expenses	5,825	16,681	23,458	34,753
Interest income, net	—	8	—	21
Other income/(expense), net	34	2	118	—
Income/(loss) from discontinued operations before income taxes	$3,968	$1,321	$10,762	$(4,472)
Income tax (benefit)/expense	845	371	2,553	(1,129)
Income/(loss) from discontinued operations, net of tax	$3,123	$950	$8,209	$(3,343)

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2020 and 2019

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

	As of:
	October 31, 2020	April 30, 2020
	(In thousands)
Cash and cash equivalents	$—	$387
Accounts receivable, net	—	32,554
Inventories	—	60,450
Prepaid expenses and other current assets	—	1,282
Property, plant, and equipment, net	—	9,678
Intangible assets, net	—	69,379
Goodwill	—	64,581
Deferred income taxes	—	2,950
Other assets	—	1,897
Total assets of discontinued operations	$—	$243,158
Current liabilities	$—	$17,372
Other non-current liabilities	—	2,299
Total liabilities of discontinued operations	$—	$19,671

(4) Leases:

We lease certain of our real estate, machinery, equipment, and vehicles under non-cancelable operating lease agreements.

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

Many of our leases include renewal options that enable us to extend the lease term. The execution of those renewal options is at our sole discretion and are reflected in the lease term when they are reasonably certain to be exercised. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2020 and 2019

The amounts of assets and liabilities related to our operating and financing leases as of October 31, 2020 were as follows (in thousands):

	Balance Sheet Caption	October 31, 2020
Operating Leases
Right-of-use assets		$7,074
Accumulated amortization		(1,921)
Right-of-use assets, net	Other assets	$5,153

Current liabilities	Accrued expenses and deferred revenue	$1,284
Non-current liabilities	Other non-current liabilities	4,055
Total operating lease liabilities		$5,339
Finance Leases
Right-of-use assets		$40,986
Accumulated depreciation		(3,181)
Right-of-use assets, net	Property, plant, and equipment, net	$37,805

Current liabilities	Accrued expenses and deferred revenue	1,047
Non-current liabilities	Finance lease payable, net of current portion	39,343
Total finance lease liabilities		$40,390

For the three months ended October 31, 2020, we recorded $444,000 of operating lease costs, of which $49,000 related to short-term leases and not recorded as right-of-use assets. We recorded $525,000 of financing lease amortization and $507,000 of financing lease interest expense for the three months ended October 31, 2020. For the six months ended October 31, 2020, we recorded $918,000 of operating lease costs, of which $130,000 related to short-term leases and not recorded as right-of-use assets. We recorded $1.0 million of financing lease amortization and $1.0 million of financing lease interest expense for the six months ended October 31, 2020. As of October 31, 2020, our weighted average lease term and weighted average discount rate for our operating leases was 4.4 years and 4.6%, respectively. As of October 31, 2020, our weighted average lease term and weighted average discount rate for our financing leases were 18.0 years and 5.0%, respectively, and consisted primarily of our national logistics facility located in Columbia, Missouri. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

With the completion of the Separation, we entered into a sublease for 59.0% of our national logistics facility under the same terms as the master lease. For the six months ended October 31, 2020, we have recorded $303,000 of income related to this sublease agreement, which is recorded in other income/(expense) in our condensed consolidated statements of income/(loss) and comprehensive income/(loss).

Future lease payments for all our operating and finance leases for succeeding fiscal years is as follows (in thousands):

	Operating	Financing	Total
2021	$803	$1,521	$2,324
2022	1,488	3,056	4,544
2023	1,496	3,071	4,567
2024	1,488	3,125	4,613
2025	268	3,180	3,448
Thereafter	679	48,784	49,463
Total future lease payments	6,222	62,737	68,959
Less amounts representing interest	(883)	(22,347)	(23,230)
Present value of lease payments	5,339	40,390	45,729
Less current maturities of lease liabilities	(1,284)	(1,047)	(2,331)
Long-term maturities of lease liabilities	$4,055	$39,343	$43,398

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2020 and 2019

For the three and six months ended October 31, 2020, the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $1.1 million and $2.5 million, respectively.

(5) Intangible Assets:

The following table presents a summary of intangible assets as of October 31, 2020 and April 30, 2020 (in thousands):

	October 31, 2020			April 30, 2020
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$2,580	$(2,004)	$576	$2,580	$(1,932)	$648
Developed technology	200	(188)	12	200	(176)	24
Patents, trademarks, and trade names	8,210	(5,275)	2,935	8,140	(5,091)	3,049
	10,990	(7,467)	3,523	10,920	(7,199)	3,721
Patents in progress	935	—	935	654	—	654
Total definite-lived intangible assets	$11,925	$(7,467)	$4,458	$11,574	$(7,199)	$4,375

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships; six years for developed technology; and five years for patents, trademarks, and trade names. Amortization expense, excluding amortization of deferred financing costs, amounted to $134,000 and $156,000 for the three months ended October 31, 2020 and 2019, respectively. Amortization expense, excluding amortization of deferred financing costs, amounted to $268,000 and $327,000 for the six months ended October 31, 2020 and 2019, respectively.

Estimated amortization expense of intangible assets for the remainder of fiscal 2021 and succeeding fiscal years is as follows (in thousands):

Fiscal	Amount
2021	$268
2022	493
2023	452
2024	443
2025	432
Thereafter	1,435
Total	$3,523

(6) Notes, Loans Payable, and Financing Arrangements:

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

For the Three and Six Months Ended October 31, 2020 and 2019

not exceeding $50.0 million. The Revolving Line matures on the earlier of August 24, 2025, or the date that is six months in advance of the earliest maturity of any Permitted Notes under the Amended and Restated Credit Agreement.

As of October 31, 2020, we did not have any borrowings outstanding on the Revolving Line. Had there been borrowings, they would have borne an interest rate of 1.65%, which is equal to the LIBOR rate plus an applicable margin.

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

Letters of Credit – At October 31, 2020, we had outstanding letters of credit aggregating $2.7 million, which included a $1.5 million letter of credit to collateralize our captive insurance company.

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $55.5 million and $125.0 million as of October 31, 2020 and April 30, 2020, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

We currently do not have any Level 2 or Level 3 financial assets or liabilities as of October 31, 2020.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2020 and 2019

(8) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or net realizable value, as of October 31, 2020 and April 30, 2020 (in thousands):

	October 31, 2020	April 30, 2020
Finished goods	$21,885	$60,400
Finished parts	43,528	29,619
Work in process	7,098	6,787
Raw material	6,378	6,935
Total inventories	$78,889	$103,741

(9) Accrued Expenses and Deferred Revenue:

The following table sets forth other accrued expenses as of October 31, 2020 and April 30, 2020 (in thousands):

	October 31, 2020	April 30, 2020
Accrued taxes other than income (a)	$13,219	$21,256
Deferred revenue (b)	6,581	14,744
Accrued rebates and promotions	3,776	3,335
Accrued employee benefits	4,257	4,407
Accrued professional fees	2,756	3,675
Right-of-use lease liabilities	1,284	1,506
Accrued distributor incentives	3,258	2,253
Current portion of finance lease obligation	1,047	1,046
Accrued other	5,076	5,396
Total accrued expenses and deferred revenue	$41,254	$57,678

(a)	Decrease in accrued taxes other than income is due to the deferral of federal excise tax payments allowed by the Tax and Trade Bureau as a result of the COVID-19 pandemic as of April 30, 2020.
(b)	Decrease in deferred revenue due to the fulfillment of performance obligations related to promotional activity.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2020 and 2019

(10) Stockholders’ Equity:

Earnings/(Loss) per Share

The following table provides a reconciliation of the net income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings/(loss) per share for the three and six months ended October 31, 2020 and 2019 (in thousands, except per share data):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2020	2019	2020	2019
Net income/(loss)
Income from continuing operations	$49,118	$343	$92,417	$2,528
Income/(loss) from discontinued operations	3,123	950	8,209	(3,343)
Net income/(loss)	$52,241	$1,293	$100,626	$(815)
Weighted average shares outstanding — Basic	55,914	54,912	55,691	54,847
Effect of dilutive stock awards	617	512	784	—
Weighted average shares outstanding — Diluted	56,531	55,424	56,475	54,847
Earnings/(loss) per share — Basic
Income from continuing operations	$0.88	$0.01	$1.66	$0.05
Income/(loss) from discontinued operations	$0.05	$0.01	$0.15	$(0.06)
Net income/(loss)	$0.93	$0.02	$1.81	$(0.01)
Earnings/(loss) per share — Diluted
Income from continuing operations	$0.87	$0.01	$1.64	$0.05
Income/(loss) from discontinued operations	$0.05	$0.01	$0.14	$(0.06)
Net income/(loss)	$0.92	$0.02	$1.78	$(0.01)

For the three months ended October 31, 2020 and 2019, the amount of shares excluded from the computation of diluted earnings per share was 9,052 and 68,109, respectively, because the effect would be antidilutive. For the six months ended October 31, 2020, the amount of shares excluded from the computation of diluted earnings per share was 9,472 because the effect would be antidilutive. For the six months ended October 31, 2019, all of our outstanding stock options and RSUs were included in the computation of diluted earnings per share.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2020 and 2019

The number of shares and weighted average exercise prices of stock options for the six months ended October 31, 2020 and 2019 were as follows:

	For the Six Months Ended October 31,
	2020		2019
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	200,667	$7.70	267,761	$6.76
Exercised during the period	(190,667)	7.96	(15,000)	5.79
Options outstanding, end of period	10,000	$2.15	252,761	$6.82
Weighted average remaining contractual life	0.90 years		1.97 years
Options exercisable, end of period	10,000	$2.15	252,761	$6.82
Weighted average remaining contractual life	0.90 years		1.97 years

The aggregate intrinsic value of outstanding and exercisable stock options as of October 31, 2020 and 2019 was $144,400 and $335,000, respectively. The aggregate intrinsic value of the stock options exercised in the three and six months ended October 31, 2020 was $2.8 million. The aggregate intrinsic value of stock options exercised in the three and six months ended October 31, 2019 was $100,000. At October 31, 2020 and 2019, there was no unrecognized compensation expense relating to outstanding stock options.

We have an Employee Stock Purchase Plan, or ESPP, in which each participant is granted an option to purchase our common stock on each subsequent exercise date during the offering period (as such terms are defined in the ESPP) in accordance with the terms of the ESPP.

The total stock-based compensation expense, including stock options, purchases under our ESPP, RSUs, and performance-based RSUs, or PSUs, was $2.1 million and $3.0 million for the six months ended October 31, 2020 and 2019, respectively. Stock-based compensation expense is included in cost of sales, sales and marketing, research and development, and general and administrative expenses.

We grant service-based RSUs to employees and members of our Board of Directors. The awards are made at no cost to the recipient. An RSU represents the right to receive one share of our common stock and does not carry voting or dividend rights. Except in specific circumstances, RSU grants to employees vest over a period of four years with one-fourth of the units vesting on each anniversary of the grant date. We amortize the aggregate fair value of our RSU grants to compensation expense over the vesting period.

We grant PSUs to our executive officers and certain management employees who are not executive officers. The PSUs vest, and the fair value of such PSUs will be recognized, over the corresponding three-year performance period.

During the six months ended October 31, 2020, we granted an aggregate of 234,007 service-based RSUs, including 159,485 RSUs to non-executive officer employees, 48,952 RSUs to our executive officers, and 25,570 RSUs to our directors. During the six months ended October 31, 2020, we granted 36,308 PSUs to certain of our executive officers. Compensation expense related to grants of RSUs and PSUs was $1.2 million for the six months ended October 31, 2020. During the six months ended October 31, 2020, we cancelled 92,500 PSUs as a result of the failure to satisfy the performance metric and 85,741 service-based RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the six months ended October 31, 2020, we delivered common stock to our employees and directors, including our executive officers, with a total market value of $6.6 million.

During the six months ended October 31, 2019, we granted an aggregate of 252,911 service-based RSUs, including 137,271 RSUs to non-executive officer employees, and 115,640 to our directors. Compensation expense related to grants of RSUs and PSUs was $2.7 million for the six months ended October 31, 2019. During the six months ended October 31, 2019, we cancelled 156,725 PSUs as a result of the failure to satisfy the performance metric and 67,454 service-based RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the six months ended October 31, 2019, we delivered common stock to our employees and directors, including our executive officers, with a total market value of $1.9 million.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2020 and 2019

A summary of activity for unvested RSUs and PSUs for the six months ended October 31, 2020 and 2019 is as follows:

	For the Six Months Ended October 31,
	2020		2019
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	1,313,974	$11.54	1,631,631	$15.44
Awarded	270,315	13.93	252,911	7.54
Vested	(381,946)	14.89	(236,489)	17.62
Forfeited	(178,241)	15.27	(224,179)	18.04
RSUs and PSUs outstanding, end of period	1,024,102	$15.27	1,423,874	$13.26

As of October 31, 2020, there was $4.0 million of unrecognized compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average remaining contractual term of 1.6 years.

(11) Commitments and Contingencies:

Litigation

In January 2018, Gemini Technologies, Incorporated, or Gemini, commenced an action against us in the U.S. District Court for the District of Idaho, or the District Court.  The complaint alleges, among other things, that we breached the earn-out and other provisions of the Asset Purchase Agreement and ancillary agreements between the parties in connection with our acquisition of the Gemtech business from Gemini.  The complaint seeks a declaratory judgment interpreting various terms of the Asset Purchase Agreement and damages in the sum of $18.6 million. In May 2018, the District Court dismissed the complaint on the grounds of forum non conveniens. In June 2018, Gemini appealed the decision dismissing its complaint to the U.S. Court of Appeals for the Ninth Circuit, or the Ninth Circuit. On July 24, 2019, the Ninth Circuit reversed the dismissal and remanded the case to the District Court to perform a traditional forum non conveniens analysis. On September 6, 2019, the parties stipulated that they do not contest that the venue is proper in the District of Idaho. On November 4, 2019, we filed an answer to Gemini’s complaint and a counterclaim against Gemini and its stockholders at the time of the signing of the Asset Purchase Agreement. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action.

We are a defendant in six product liability cases and are aware of two other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana, or the City, against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. In January 2018, the trial court granted defendants’ Motion for Judgment on the Pleadings, dismissing the case in its entirety. In February 2018, plaintiffs appealed the dismissal to the Indiana Court of Appeals. On May 23, 2019, the Indiana Court of Appeals issued a decision, which affirmed in part and reversed in part and remanded for further proceedings, the trial court’s dismissal of the City’s complaint. On July 8, 2019, defendants filed a Petition to Transfer jurisdiction to the Indiana Supreme Court.  Briefing was completed in the Indiana Supreme Court on August 5, 2019. On November 26, 2019, the Indiana Supreme Court denied our petition to transfer. The case was returned to the trial court.

In August 2019, Primus Group, LLC filed an action in the U.S. District Court for the Southern District of Ohio Eastern Division against us and other firearm manufacturers, alleging Racketeer Influenced Corrupt Organizations Act (RICO) violations, racketeering enterprise, and intentional misrepresentation.  Plaintiff, which operates as an “entertainment venue” in Columbus, Ohio, purports to bring this action on behalf of “all persons entitled to freely attend schools, shopping locations, churches, entertainment venues, and workplaces in the United States without the intrusion of individuals armed with assault weapons.”  In addition to compensatory and punitive damages, plaintiff seeks preliminary and permanent injunctive relief enjoining the distribution and sale of “assault weapons.”   On August 20, 2019, the court denied without prejudice plaintiff’s Motion for Temporary Restraining Order. On September 3, 2019, defendants moved to dismiss plaintiff’s complaint. On September 16, 2019, plaintiff filed an amended complaint, adding claims of public nuisance, negligent design, and failure to warn.  On October 9, 2019, the U.S. District Court granted defendants’ motion, dismissing the case in its entirety. On October 11, 2019, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Sixth Circuit, or the Sixth Circuit. On November 1, 2019, the Sixth Circuit dismissed plaintiff’s appeal for failure to pay the required fee. On November 4, 2019, plaintiff-appellant filed, and the Sixth Circuit granted, a motion to reinstate the case. However, on March 13,

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2020 and 2019

2020, at the request of the Appellant and based on the death of co-counsel, the Sixth Circuit held the case in abeyance and ordered that the Appellant file a status report every 30 days. On April 14, 2020, the Appellant filed a Status Report stating that it intended to reactivate the case or dismiss the appeal within 60 days. On October 21, 2020, the Appellant filed its opening brief with the Sixth Circuit.  The Appellees filed their reply brief on November 18, 2020.

In May 2018, we were named in an action related to the Parkland, Florida shooting, filed in the Circuit Court, Broward County, Florida, seeking a declaratory judgment that a Florida statute that provides firearm manufacturers and dealers immunity from liability when their legally manufactured and lawfully sold firearms are later used in criminal acts only applies to civil actions commenced by governmental agencies not private litigants. In August 2018, we moved to dismiss the complaint on the grounds that it seeks an impermissible advisory opinion. On December 6, 2018, the court granted defendants’ motion to dismiss without prejudice and granted plaintiffs leave to amend their complaint.  On December 10, 2018, plaintiffs filed a Second Amended Complaint for Declaratory Relief.  On December 13, 2018, defendants filed a Motion to Dismiss Plaintiffs’ Second Amended Complaint.  On November 21, 2019, the court granted defendants’ motion to dismiss plaintiffs’ second amended complaint, with prejudice.  On August 27, 2020, the plaintiffs filed a Motion for Entry of Final and Appealable Order.  We opposed, and on November 4, 2020, the court issued an order denying plaintiffs’ motion.  On November 13, 2020, the plaintiffs filed a Notice of Appeal. On November 18, 2020, the Fourth District Court of Appeal of the State of Florida issued an order requiring plaintiffs to file a brief explaining the basis for the court’s jurisdiction and how their appeal is timely given the order rendered November 22, 2019.

We are a defendant in a putative class proceeding before the Ontario Superior Court of Justice in Toronto, Canada. The action was filed on December 16, 2019.  The action claims CAD$50 million in aggregate general damages, CAD$100 million in aggregate punitive damages, special damages in an unspecified amount, together with interest and legal costs.  The named plaintiffs are two victims of a shooting that took place in Toronto on July 22, 2018 and their family members. One victim was shot and injured during the shooting. The other suffered unspecified injuries while fleeing the shooting.  The plaintiffs are seeking to certify a claim on behalf of classes that include all persons who were killed or injured in the shooting and their immediate family members.  The plaintiffs allege negligent design and public nuisance. The case has not been certified as a class action.  On July 13, 2020, we filed a Notice of Motion for an order striking the claim and dismissing the action in its entirety. On October 16, 2020, the plaintiffs opposed our motion.  On November 10, 2020, we filed a reply to plaintiffs’ opposition.  A hearing on our motion seeking to dismiss the action is scheduled for December 3-4, 2020.

In May 2020, we were named in an action related to the Chabad of Poway synagogue shooting that took place on April 27, 2019.  The complaint was filed in the Superior Court of the State of California, for the County of San Diego – Central, and asserts claims against us for product liability, unfair competition, negligence, and public nuisance. The plaintiffs allege they were present at the synagogue on the day of the incident, and suffered physical and/or emotional injury. The plaintiffs seek compensatory and punitive damages, attorneys’ fees, and injunctive relief. On September 3, 2020, we filed a demurrer and motion to strike, seeking to dismiss plaintiffs’ complaint.  The plaintiffs’ opposition is due on December 18, 2020.  Our reply to plaintiffs’ opposition is due on January 15, 2021, and a hearing on our motion is scheduled for February 16, 2021.

We believe that the various allegations as described above are unfounded, and, in addition, that any incident and any results from them or any injuries were due to negligence or misuse of the firearm by the claimant or a third party.

On July 31, 2019, our competitor, Sturm, Ruger & Co., Inc., filed a complaint and motion for preliminary injunction against us in the U.S. District Court, District of New Hampshire, seeking injunctive relief and damages.  The plaintiff alleges trade dress infringement, involving our Thompson/Center brand T/CR22 rifle, as well as violation of the New Hampshire Consumer Protection Act. A hearing on plaintiff’s motion for preliminary injunction was held in November 2019. On December 2, 2019, the plaintiff withdrew its motion for preliminary injunction. The case was dismissed on November 5, 2020.

John Pidcock, as trustee of the ASPC Creditor Trust (appointed under the plan of reorganization of AcuSport Corp., or AcuSport, as debtor in possession under chapter 11 of the U.S. Bankruptcy Code), is the plaintiff in two separate actions against us in the U.S. Bankruptcy Court for the Southern District of Ohio. The first seeks recovery of alleged preferential transfers received by us from AcuSport in the aggregate amount of $4.2 million. The second seeks turnover of goods allegedly owed to AcuSport by us under one or more of our promotional programs in the amount of $1.5 million. We have filed answers to both complaints denying all material allegations and asserting affirmative defenses. We believe we have strong defenses to these actions and intend to continue to vigorously defend them.  Mediation is scheduled for December 10, 2020.

We believe that the various allegations as described above are unfounded.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2020 and 2019

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

(12) Subsequent Events:

Dividends

On December 3, 2020, our Board of Directors authorized a regular quarterly dividend for stockholders of $0.05 per share. The dividend will be for stockholders of record as of market close on December 17, 2020 and is payable on January 5, 2021.

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

The results of AOUT, our former outdoor products and accessories business, which were previously reported in the Outdoor Products & Accessories segment, are being presented as discontinued operations in the condensed consolidated statements of income/(loss) and comprehensive income/(loss) for all periods presented following the Separation as described above. See Note 3 - Discontinued Operations in the notes to consolidated financial statements for additional information regarding these discontinued operations. Unless otherwise indicated, any reference to income statement items in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to results from continuing operations.

Second Quarter Fiscal 2021 Highlights

Our operating results for the three months ended October 31, 2020 included the following:

•	Net sales were $248.7 million, an increase of $135.0 million, or 118.7%, over the comparable quarter last year.
•	Gross margin was 40.6%, compared with gross margin of 28.4% for the comparable quarter last year.
•

Income from continuing operations was $49.1 million, or $0.87 per diluted share, compared with income from continuing operations of $343,000, or $0.01 per diluted share, for the comparable quarter last year.

•	As noted above and in Note 3, the Separation of our wholly owned subsidiary, American Outdoor Brands, Inc, or AOUT, from our company was completed during the quarter.

Our operating results for the six months ended October 31, 2020 included the following:

•	Net sales were $478.6 million, an increase of $269.5 million, or 128.8%, over the prior year comparable period.
•	Gross margin was 40.4%, an increase of 790 basis points over the prior year comparable period.
•

Income from continuing operations was $92.4 million, or $1.64 per diluted share, compared with income from continuing operations of $2.5 million, or $0.05 per diluted share, for the prior year comparable period.

Results of Operations

Net Sales and Gross Profit – For the Three Months Ended October 31, 2020

The following table sets forth certain information regarding net sales and gross profit for the three months ended October 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Handguns	$161,034	$81,394	$79,640	97.8%
Long Guns	75,987	23,947	52,040	217.3%
Other Products & Services	11,708	8,376	3,332	39.8%
Total Firearms Revenue	$248,729	$113,717	$135,012	118.7%
Cost of sales	147,656	81,405	66,251	81.4%
Gross profit	$101,073	$32,312	$68,761	212.8%
% of net sales (gross margin)	40.6%	28.4%

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended October 31, 2020 and 2019 (units in thousands):

Total Units Shipped	2020	2019	# Change	% Change
Handguns	455	265	190	71.7%
Long Guns	171	68	103	151.5%

Sporting Goods Channel Units Shipped	2020	2019	# Change	% Change
Handguns	420	241	179	74.3%
Long Guns	166	62	104	167.7%

Professional Channel Units Shipped	2020	2019	# Change	% Change
Handguns	35	24	11	45.8%
Long Guns	5	6	(1)	-16.7%

Revenue for our handguns increased $79.6 million, or 97.8%, over the comparable quarter last year. The increase in revenue was due to heightened demand for all major product lines driven by an increased consumer interest in firearms, likely resulting from continued concerns regarding the COVID-19 pandemic, recent events that have raised fears about personal protection, uncertainty regarding the possibility of increased firearm regulation in relation to the recent political election, and a reduction in promotional programs which increased our average selling price. Unit shipments into the sporting goods consumer channel increased 74.3% over the comparable quarter last year primarily as a result of increased consumer firearm demand, as indicated by a 75.6% increase over the comparable quarter last year in total adjusted handgun background checks as reported to the National Instant Criminal Background Check Systems, or NICS, which we believe is a proxy for overall consumer demand.

Revenue for our long guns increased $52.0 million, or 217.3%, over the comparable quarter last year. The increase in revenue was primarily because of increased consumer demand for our M&P modern sporting rifles and a successful consumer rebate program on our Thompson/Center Arms branded products. Long gun unit shipments into our sporting goods channel increased 167.7%, compared to a 48.8% increase in reported NICS checks over the comparable quarter last year. We believe that our percentage increase in sales in long guns significantly exceeded the increase in NICS because our flexible manufacturing capabilities allowed us to increase production capacity significantly in a short period of time.

Other products and services revenue increased $3.3 million, or 39.8%, over the comparable quarter last year, primarily because of increased sales of component parts, handcuffs, and business to business services.

New products, defined as any new SKU not shipped in the comparable quarter last year, represented 15.5% of revenue for the three months ended October 31, 2020 and included a new concealed carry M&P branded polymer pistol, many new product line extensions, and promotional product bundle kits for our M&P, Performance Center, and Thompson/Center Arms branded products.

Gross margin for the three months ended October 31, 2020 was 40.6%, compared with gross margin of 28.4% for the comparable quarter last year, primarily because of lower promotional product spending and favorable manufacturing fixed cost absorption. These increases were partially offset by increased manufacturing spending and recall related expenses.

Inventory balances declined slightly during the three months ended October 31, 2020, primarily as a result of a decline in finished goods, offset by an increase in finished parts due to outsourcing of manufacturing parts.

Net Sales and Gross Profit – For the Six Months Ended October 31, 2020

The following table sets forth certain information regarding net sales and gross profit for the six months ended October 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Handguns	$326,211	$150,869	$175,342	116.2%
Long Guns	129,834	40,547	89,287	220.2%
Other Products & Services	22,569	17,742	4,827	27.2%
Total Firearms Revenue	$478,614	$209,158	$269,456	128.8%
Cost of sales	285,117	141,254	143,863	101.8%
Gross profit	$193,497	$67,904	$125,593	185.0%
% of net sales (gross margin)	40.4%	32.5%

The following table sets forth certain information regarding firearm units shipped by trade channel for the six months ended October 31, 2020 and 2019 (units in thousands):

Total Units Shipped	2020	2019	# Change	% Change
Handguns	927	490	437	89.2%
Long Guns	283	128	155	121.1%

Sporting Goods Channel Units Shipped	2020	2019	# Change	% Change
Handguns	861	440	421	95.7%
Long Guns	274	119	155	130.3%

Professional Channel Units Shipped	2020	2019	# Change	% Change
Handguns	66	50	16	32.0%
Long Guns	9	9	0	0.0%

Revenue for our handguns increased $175.3 million, or 116.2%, over the prior year comparable period primarily because of heightened demand by an increased consumer interest in firearms, likely resulting from continued concerns regarding the COVID-19 pandemic, recent events that have raised fears about personal protection, and uncertainty regarding the possibility of increased firearm regulation in relation to the recent political election.  We believe our outperformance of adjusted NICS, which reported an increase in consumer demand of 101.5% over the prior year comparable period, was a result of decreased promotional activity and our ability to increase capacity to meet consumer demand.

Revenue for our long guns increased $89.3 million, or 220.2%, over the prior year comparable period primarily because of increased consumer demand for our M&P modern sporting rifles and a successful consumer rebate program on our Thompson/Center Arms branded products, partially offset by a bulk sale to clear discontinued products from the channel in the prior year. Unit shipments into our sporting goods channel increased 130.3% compared to a 68.1% increase in reported NICS checks over the prior year comparable period. We believe that our percentage increase in sales in long guns significantly exceeded the increase in NICS because our flexible manufacturing capabilities allowed us to increase production capacity significantly in a short period of time.

Other products and services revenue increased $4.8 million, or 27.2%, over the prior year comparable period, primarily because of increased sales of component parts, handcuffs, and business to business services.

New products represented 13.7% revenue for the six months ended October 31, 2020 and included a new concealed carry M&P branded polymer pistol, many new product line extensions, and promotional product bundle kits for our M&P, Performance Center, and Thompson/Center Arms branded products.

Gross margin for the six months ended October 31, 2020 increased 790 basis points over the prior year comparable quarter primarily because of lower promotional product spending and favorable manufacturing fixed cost absorption. These increases were partially offset by unfavorable inventory valuation adjustments, increased manufacturing spending, and recall related expenses.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended October 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Research and development	$1,855	$1,795	$60	3.3%
Selling, marketing, and distribution	11,614	10,841	773	7.1%
General and administrative	23,224	16,103	7,121	44.2%
Total operating expenses	$36,693	$28,739	$7,954	27.7%
% of net sales	14.8%	25.3%

Selling, marketing, and distribution expenses increased $773,000 over the comparable quarter last year, primarily because of increased freight-related expenses as a result of increased shipments, additional expenses for a consumer firearm safety program, and increased compensation-related expenses. This increased spending was partially offset by lower travel and entertainment expenses due to COVID-19 and decreased advertising expenses. General and administrative expenses increased $7.1 million because of $4.8 million of expenses related to the Separation, $3.1 million of increased profit sharing expense, and a donation to the National Shooting Sports Foundation, partially offset by a reduction in professional fees and lower travel and entertainment expenses due to COVID-19. The increases in total operating expenses were also partially offset by lower employee medical costs, likely due to the deferral of elective procedures resulting from the COVID-19 pandemic.

The following table sets forth certain information regarding operating expenses for the six months ended October 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Research and development	$3,761	$3,692	$69	1.9%
Selling, marketing, and distribution	21,609	20,374	1,235	6.1%
General and administrative	45,007	33,312	11,695	35.1%
Total operating expenses	$70,377	$57,378	$12,999	22.7%
% of net sales	14.7%	27.4%

Selling, marketing, and distribution expenses increased $1.2 million over the prior year comparable period, primarily because of increased freight-related expenses as a result of increased shipments, additional expenses for a consumer firearm safety program, and increased co-op advertising expenses for strategic customers. These increased expenses were partially offset by lower travel and entertainment expenses as a result of COVID-19 and decreased advertising expenses. General and administrative expenses increased $11.7 million because of $8.4 million of expenses related to the Separation, $5.7 million of increased profit sharing expense, and a donation to the National Shooting Sports Foundation. These increased expenses were partially offset by lower compensation-related expenses, a reduction in professional fees, and lower travel and entertainment expenses.

Operating Income from Continuing Operations

The following table sets forth certain information regarding operating income for the three months ended October 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Operating income from continuing operations	$64,380	$3,573	$60,807	1701.8%
% of net sales (operating margin)	25.9%	3.1%

Operating income from continuing operations for the three months ended October 31, 2020 increased $60.8 million over the comparable quarter last year, primarily because increased revenue and the resulting improvements in gross margins. Operating income from continuing operations was also favorably impacted by lower promotional product spending, favorable manufacturing fixed-cost absorption, lower travel and entertainment expenses because of COVID-19, and decreased advertising costs. These increases were partially offset by expenses related to the Separation, increased manufacturing spending, recall-related expenses, increased freight-related expenses, and increased profit sharing expense.

The following table sets forth certain information regarding operating income for the six months ended October 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Operating income from continuing operations	$123,120	$10,521	$112,599	1070.2%
% of net sales (operating margin)	25.7%	5.0%

Operating income from continuing operations for the six months ended October 31, 2020 increased $112.6 million over the prior year comparable period, primarily because increased revenue and the resulting improvements in gross margins. Operating income from continuing operations was also favorably impacted by lower promotional product spending, favorable manufacturing fixed-cost absorption, lower travel and entertainment expenses because of COVID-19, a reduction in professional fees, and decreased advertising costs. These increases were partially offset by expenses related to the Separation, unfavorable inventory valuation adjustments, increased manufacturing spending, recall-related expenses, increased freight-related expenses, and increased profit sharing expense.

Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended October 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Interest expense	$(1,490)	$(3,046)	$(1,556)	-51.1%

For the three months ended October 31, 2020, interest expense decreased by $1.6 million from the comparable quarter last year as a result of lower borrowings outstanding on our revolving line of credit.

The following table sets forth certain information regarding interest expense for the six months ended October 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Interest expense	$(2,806)	$(5,687)	$(2,881)	-50.7%

During the six months ended October 31, 2020, interest expense decreased by $2.9 million from the prior year comparable period as a result of lower borrowings outstanding on our revolving line of credit.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended October 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Income tax expense	$14,465	$267	$14,198	5317.6%
% of income from operations (effective tax rate)	22.7%	43.8%		-21.0%

Income tax expense increased $14.2 million over the comparable quarter last year as a result of higher operating income for the reasons mentioned above.

The following table sets forth certain information regarding income tax expense for the six months ended October 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Income tax expense	$28,657	$2,396	$26,261	1096.0%
% of income from operations (effective tax rate)	23.7%	48.7%		-25.0%

Income tax expense increased $26.3 million over the comparable quarter last year as a result of higher operating income for the reasons mentioned above.

Income from Continuing Operations

The following table sets forth certain information regarding consolidated net income and the related per share data for the three months ended October 31, 2020 and 2019 (dollars in thousands, except per share data):

	2020	2019	$ Change	% Change
Income from continuing operations	$49,118	$343	$48,775	14220.1%
Net income per share
Basic - continuing	$0.88	$0.01	$0.87	8700.0%
Diluted - continuing	$0.87	$0.01	$0.86	8600.0%

Income from continuing operations for three months ended October 31, 2020 was $49.1 million compared with net income of $343,000 for the comparable quarter last year, primarily as a result of increased revenue across all of our product lines.

The following table sets forth certain information regarding income from continuing operations and the related per share data for the six months ended October 31, 2020 and 2019 (dollars in thousands, except per share data):

	2020	2019	$ Change	% Change
Income from continuing operations	$92,417	$2,528	$89,889	3555.7%
Net income per share
Basic - continuing	$1.66	$0.05	$1.61	3220.0%
Diluted - continuing	$1.64	$0.05	$1.59	3180.0%

Income from continuing operations for the six months ended October 31, 2020 was $92.4 million compared with income from continuing operations of $2.5 million in the prior year comparable period primarily as a result of increased revenue across all of our product lines.

Liquidity and Capital Resources

Our principal cash requirements are to (1) finance the growth of our operations, including working capital and capital expenditures and (2) return capital to stockholders. Capital expenditures for new product development and repair and replacement of equipment represent important cash needs.

The following table sets forth certain cash flow information for the six months ended October 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Operating activities	$135,863	$(34,871)	$170,734	489.6%
Investing activities	(16,457)	(9,368)	(7,089)	75.7%
Financing activities	(188,868)	46,805	(235,673)	-503.5%
Total cash flow	$(69,462)	$2,566	$(72,028)	-2807.0%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

Cash provided by operating activities was $135.9 million for the six months ended October 31, 2020 compared with a cash usage in the prior year comparable period as a result of an incremental $101.5 million increase in net income, an incremental $54.1 million decrease in inventory because of increased shipments to meet consumer demand, and an incremental $24.8 million increase in accounts payable due to increased manufacturing purchases and timing of payments. These favorable impacts were partially offset by an incremental $15.1 million decrease in accrued expenses, primarily due to lower promotional product discount accruals and the payment of deferred federal excise tax liabilities allowed by the Tax and Trade Bureau as a result of the COVID-19 pandemic, and a $2.2 incremental increase in accounts receivable due to timing of shipments. We expect firearm inventory balances to remain relatively flat throughout our next fiscal quarter.

Investing Activities

Cash used in investing activities increased $7.1 million for the six months ended October 31, 2020 over the prior year comparable period. We recorded capital expenditures of $15.0 million for the six months ended October 31, 2020, $6.7 million higher than the prior year comparable period. We currently expect to spend between $30.0 million and $35.0 million on capital expenditures in fiscal 2021, an increase of $16.1 million to $21.1 million, as compared with $13.9 million in capital expenditures in fiscal 2020. The increase in capital expenditures over the prior fiscal year is primarily due to increases in manufacturing capacity.

Financing Activities

Cash used in financing activities was $188.7 million for the six months ended October 31, 2020 compared with cash provided by financing activities of $46.8 million for the six months ended October 31, 2019. Cash used in financing activities during the six months ended October 31, 2020 was primarily a result of a net repayment of $160.0 million of borrowings on our credit facility and funding a distribution of $25.0 million to our discontinued operations.

Finance Lease – We are a party to a $46.2 million lease for our national logistics facility in Columbia, Missouri, which has an effective interest rate of approximately 5.0% and is payable in 240 monthly installments through fiscal 2039. The building is pledged to secure the amounts outstanding. During the six months ending October 31, 2020, we paid $479,000 in principal payments relating to this finance lease. With the completion of the Separation on August 24, 2020, we entered into a sublease for 59.0% of this facility under the same terms as the master lease. We have recorded $303,000 of income related to this sublease agreement, which is recorded in other income/(expense) in our condensed consolidated statement of income/(loss) and comprehensive income/(loss).

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

As of October 31, 2020, we did not have any borrowings outstanding on the Revolving Line. Had there been borrowings, they would have borne an interest rate of 1.65%, which is equal to the LIBOR rate plus an applicable margin.

The Amended and Restated Credit Agreement contains customary limitations, including limitations on indebtedness, liens, fundamental changes to business or organizational structure, investments, loans, advances, guarantees, and acquisitions, asset sales, dividends, stock repurchases, stock redemptions, and the redemption or prepayment of other debt, and transactions with affiliates. We are also subject to financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. We were in compliance with all debt covenants as of October 31, 2020.

Dividends — On December 3, 2020, our Board of Directors authorized a regular quarterly dividend for stockholders of $0.05 per share. The dividend will be for stockholders of record as of market close on December 17, 2020 and is payable on January 5, 2021.

Our future capital requirements will depend on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, and costs to enhance the equipment and software at our logistics facility. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained. In addition to the operational needs described above, at the time of the Separation, we contributed $25.0 million in cash to the outdoor products and accessories business.

As of October 31, 2020, we had $55.5 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended October 31, 2020, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2020, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2020, our disclosure controls and procedures were effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In response to the material weaknesses described above, during the six months ended October 31, 2020, we began implementing, evaluating, and designing new internal controls and procedures related to the accounting for goodwill impairment. Though management is still evaluating the design of these new controls and procedures, we believe that our improved processes and procedures will assist in the remediation of our material weakness. Once placed in operation for a sufficient period of time, we will subject these controls and procedures to appropriate tests in order to determine whether they are operating effectively. Management, with oversight from the Audit Committee, is committed to the remediation of our known material weakness as expeditiously as possible.

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

As of October 31, 2020, we had no authorized share repurchase programs.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (immediately preceding the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

INDEX TO EXHIBITS

2.13	Separation and Distribution Agreement, dated as of August 21, 2020, by and between the Registrant and American Outdoor Brands, Inc. (1)

10.120	Agreement, dated as of August 5, 2020, by and between Jeffrey D. Buchanan and the Registrant (2)

10.121	Transition Services Agreement, dated as of August 21, 2020, by and between the Registrant and American Outdoor Brands, Inc. (1)

10.122	Tax Matters Agreement, dated as of August 21, 2020, by and between the Registrant and American Outdoor Brands, Inc. (1)

10.123	Employee Matters Agreement, dated as of August 21, 2020, by and between the Registrant and American Outdoor Brands, Inc. (1)

10.124	Trademark License Agreement, dated as of August 24, 2020, by and between Smith & Wesson Inc. and AOB Products Company (1)

10.125	Sublease, dated as of August 24, 2020, by and between Smith & Wesson Sales Company and American Outdoor Brands, Inc. (1)

10.126	Supply Agreement, dated as of August 24, 2020, by and between Crimson Trace Corporation, as Supplier, and Smith & Wesson Inc. (1)

10.127	Supply Agreement, dated as of August 24, 2020, by and between AOB Products Company, as Supplier, and Smith & Wesson Inc. (1)

10.128	Amended and Restated Credit Agreement, dated as of August 24, 2020, by and among the Registrant, Smith & Wesson Sales Company, Smith & Wesson Inc., the Guarantors, the Lenders, and TD Bank, N.A. (1)

99.1	American Outdoor Brands, Inc. Information Statement (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

(1)	Incorporated by reference to the Registrant’s Form 8K filed with the SEC on August 26, 2020.
(2)	Incorporated by reference to the Registrant’s Form 8K filed with the SEC on August 11, 2020.
(3)	Incorporated by reference to the Registrant’s Form 8K filed with the SEC on August 4, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH & WESSON BRANDS, INC. a Nevada corporation

Date: December 3, 2020	By:	/s/ Mark P. Smith
Mark P. Smith
President and Chief Executive Officer

Date: December 3, 2020	By:	/s/ Deana L. McPherson
Deana L. McPherson
Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary