Form 10-Q
period 2021-01-31
SMITH & WESSON BRANDS, INC.
filed 2021-03-04
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

The registrant had 53,249,177 shares of common stock, par value $0.001, outstanding as of March 2, 2021.

SMITH & WESSON BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended January 31, 2021 and 2020

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

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding the impact, if any, of recently issued accounting standards on our consolidated financial statements; the features of our outstanding debt; lease payments for future periods; estimated amortization expense of intangible assets for future periods; the outcome of the lawsuits to which we are subject and their effect on us; our belief with respect to the various matters described in the Litigation section, that the allegations are unfounded and the claims asserted against us have no merit; our intention to aggressively defend these actions; our belief that any incident and any injuries were due to negligence or misuse of the firearm by the claimant or a third party; our belief that we have strong defenses; our belief that our accruals for product liability cases and claims are a reasonable quantitative measure of the cost to us of product liability cases and claims; our belief that we have provided adequate accruals for defense costs; our expectation that firearms inventory balances will remain relatively flat throughout our next fiscal quarter; our expectation on spending for capital expenditures in fiscal 2021; factors affecting our future capital requirements; availability of equity or debt financing on acceptable terms, if at all; our belief that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months; and our belief that our improved processes and procedures will assist in the remediation of our material weakness, though management is still evaluating the design of these new controls and procedures. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q reflect our views as of the date of this Quarterly Report on Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among other, economic, social, political, legislative, and regulatory factors; the potential for increased regulation of firearms and firearm-related products; actions of social activists that could have an adverse effect on our business; the impact of lawsuits; the demand for our products; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; our competitive environment; the supply, availability, and costs of raw materials and components; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; our penetration rates in new and existing markets; our strategies; our ability to maintain and enhance brand recognition and reputation; our ability to introduce new products; the success of new products; our ability to expand our markets; our ability to integrate acquired businesses in a successful manner; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, filed with the SEC on June 19, 2020.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	January 31, 2021	April 30, 2020
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$59,676	$125,011
Accounts receivable, net of allowances for credit losses of $151 on January 31, 2021 and $1,038 on April 30, 2020	61,564	60,879
Inventories	84,446	103,741
Prepaid expenses and other current assets	8,574	7,556
Current assets of discontinued operations	—	94,673
Income tax receivable	9,277	1,595
Total current assets	223,537	393,455
Property, plant, and equipment, net	145,398	147,739
Intangibles, net	4,436	4,375
Goodwill	19,024	19,024
Other assets of discontinued operations	—	148,485
Other assets	13,456	16,437
	$405,851	$729,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,166	$31,476
Accrued expenses and deferred revenue	37,805	57,678
Accrued payroll and incentives	14,488	12,448
Accrued income taxes	337	5,503
Accrued profit sharing	10,860	2,197
Accrued warranty	3,718	3,297
Current liabilities of discontinued operations	—	17,372
Total current liabilities	116,374	129,971
Deferred income taxes	773	457
Notes and loans payable, net of current portion	—	159,171
Finance lease payable, net of current portion	39,060	39,873
Other non-current liabilities of discontinued operations	—	2,299
Other non-current liabilities	11,935	10,626
Total liabilities	168,142	342,397
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 74,153,528 issued and 53,249,177 shares outstanding on January 31, 2021 and 73,526,790 shares issued and 55,359,928 shares outstanding on April 30, 2020	74	74
Additional paid-in capital	271,222	267,630
Retained earnings	238,715	341,716
Accumulated other comprehensive income	73	73
Treasury stock, at cost (20,904,351 shares on January 31, 2021 and 18,166,862 on April 30, 2020)	(272,375)	(222,375)
Total stockholders’ equity	237,709	387,118
	$405,851	$729,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net sales	$257,634	$127,416	$736,247	$336,575
Cost of sales	147,955	91,729	433,073	232,989
Gross profit	109,679	35,687	303,174	103,586
Operating expenses:
Research and development	1,757	1,809	5,518	5,501
Selling, marketing, and distribution	10,487	10,465	32,095	30,839
General and administrative	17,054	14,603	62,061	47,915
Total operating expenses	29,298	26,877	99,674	84,255
Operating income from continuing operations	80,381	8,810	203,500	19,331
Other income/(expense), net:
Other income/(expense), net	952	(10)	1,711	80
Interest expense, net	(550)	(2,885)	(3,356)	(8,572)
Total other income/(expense), net	402	(2,895)	(1,645)	(8,492)
Income from continuing operations before income taxes	80,783	5,915	201,855	10,839
Income tax expense	18,520	1,688	47,176	4,084
Income from continuing operations	62,263	4,227	154,679	6,755
Discontinued operations:
Income/(loss) from discontinued operations, net of tax	127	1,504	8,334	(1,839)
Net income	62,390	5,731	163,013	4,916
Comprehensive income/(loss):
Other comprehensive loss, net of tax	—	(66)	—	(547)
Comprehensive income:	$62,390	$5,665	$163,013	$4,369
Net income per share:
Basic - continuing operations	$1.13	$0.08	$2.79	$0.12
Basic - net income	$1.13	$0.10	$2.94	$0.09
Diluted - continuing operations	$1.12	$0.08	$2.75	$0.12
Diluted - net income	$1.12	$0.10	$2.90	$0.09
Weighted average number of common shares outstanding:
Basic	55,137	55,064	55,515	54,919
Diluted	55,702	55,744	56,258	55,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	(Loss)/Income	Shares	Amount	Equity
Balance at October 31, 2019	73,226	$73	$266,582	$402,131	$139	18,167	$(222,375)	$446,550
Stock-based compensation	—	—	(1,672)	—	—	—	—	(1,672)
Change in unrealized loss on interest rate swap, net of tax effect	—	—	—	—	(66)	—	—	(66)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	9	—	(44)	—	—	—	—	(44)
Net income	—	—	—	5,731	—	—	—	5,731
Balance at January 31, 2020	73,235	73	264,866	407,862	73	18,167	(222,375)	450,499

Balance at April 30, 2019	72,864	73	263,180	402,946	620	18,167	(222,375)	444,444
Proceeds from exercise of employee stock options	15	—	74	—	—	—	—	74
Stock-based compensation	—	—	1,344	—	—	—	—	1,344
Shares issued under employee stock purchase plan	173	—	862	—	—	—	—	862
Change in unrealized loss on interest rate swap, net of tax effect	—	—	—	—	(547)	—	—	(547)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	183	—	(594)	—	—	—	—	(594)
Net income	—	—	—	4,916	—	—	—	4,916
Balance at January 31, 2020	73,235	73	264,866	407,862	73	18,167	(222,375)	450,499

Balance at October 31, 2020	74,123	74	269,911	179,195	73	18,167	(222,375)	226,878
Proceeds from exercise of employee stock options	10	—	22	—	—	—	—	22
Stock-based compensation	—	—	1,317	—	—	—	—	1,317
Issuance of common stock under restricted stock unit awards, net of shares surrendered	20	—	(28)	—	—	—	—	(28)
Repurchase of treasury stock	—	—	—	—	—	2,737	(50,000)	(50,000)
Dividends issued	—	—	—	(2,799)	—	—	—	(2,799)
Spin off of outdoor products and accessories business	—	—	—	(69)	—	—	—	(69)
Other	—	—	—	(2)	—	—	—	(2)
Net income	—	—	—	62,390	—	—	—	62,390
Balance at January 31, 2021	74,153	74	271,222	238,715	73	20,904	(272,375)	237,709

Balance at April 30, 2020	73,527	74	267,630	341,716	73	18,167	(222,375)	387,118
Proceeds from exercise of employee stock options	201	—	1,540	—	—	—	—	1,540
Stock-based compensation - continuing operations	—	—	3,392	—	—	—	—	3,392
Stock-based compensation - discontinued operations	—	—	184	—	—	—	—	184
Shares issued under employee stock purchase plan	136	—	677	—	—	—	—	677
Issuance of common stock under restricted stock unit awards, net of shares surrendered	289	—	(2,201)	—	—	—	—	(2,201)
Repurchase of treasury stock	—	—	—	—	—	2,737	(50,000)	(50,000)
Dividends issued	—	—	—	(5,594)	—	—	—	(5,594)
Spin off of outdoor products and accessories business	—	—	—	(260,420)	—	—	—	(260,420)
Net income	—	—	—	163,013	—	—	—	163,013
Balance at January 31, 2021	74,153	$74	$271,222	$238,715	$73	20,904	$(272,375)	$237,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended January 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Income from continuing operations	$154,679	$6,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,133	24,320
Loss on sale/disposition of assets	148	310
Provision for losses on notes and accounts receivable	(693)	(98)
Deferred income taxes	316	(18)
Change in fair value of contingent consideration	—	100
Stock-based compensation expense	3,392	941
Changes in operating assets and liabilities:
Accounts receivable	8	(8,503)
Inventories	19,295	(31,687)
Prepaid expenses and other current assets	(1,018)	(3,797)
Income taxes	(12,831)	(2,196)
Accounts payable	17,299	(2,398)
Accrued payroll and incentives	2,040	(6,754)
Accrued profit sharing	8,663	(1,006)
Accrued expenses and deferred revenue	(19,950)	(1,584)
Accrued warranty	421	(526)
Other assets	1,226	1,281
Other non-current liabilities	1,309	(1,777)
Cash provided by/(used in) operating activities - continuing operations	198,437	(26,637)
Cash used in/(provided by) operating activities - discontinued operations	(2,129)	1,804
Net cash provided by/(used in) operating activities	196,308	(24,833)
Cash flows from investing activities:
Refunds on machinery and equipment	310	—
Payments to acquire patents and software	(502)	(303)
Payments to acquire property and equipment	(18,378)	(10,504)
Cash used by investing activities - continuing operations	(18,570)	(10,807)
Cash used by investing activities - discontinued operations	(1,143)	(1,495)
Net cash used in investing activities	(19,713)	(12,302)
Cash flows from financing activities:
Proceeds from loans and notes payable	25,000	228,225
Cash paid for debt issuance costs	(450)	(875)
Payments on finance lease obligation	(736)	(663)
Payments on notes and loans payable	(185,000)	(184,600)
Distribution to discontinued operations	(25,000)	—
Payments to acquire treasury stock	(50,000)	—
Dividend distribution	(5,594)	—
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	2,217	936
Payment of employee withholding tax related to restricted stock units	(2,201)	(594)
Cash (used in)/provided by financing activities - continuing operations	(241,764)	42,429
Cash used in financing activities - discontinued operations	(166)	—
Net cash (used in)/provided by financing activities	(241,930)	42,429
Net (decrease)/increase in cash and cash equivalents	(65,335)	5,294
Cash and cash equivalents, beginning of period	125,011	40,853
Cash and cash equivalents, end of period	$59,676	$46,147
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$2,745	$8,422
Income taxes	$63,525	$5,755

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Nine Months Ended January 31,
	2021	2020
	(In thousands)
Purchases of property and equipment included in accounts payable	$817	$436
Machinery and equipment on deposit placed into service	1,855	—
Adoption of ASU 2016-02:
Changes in other assets for operating lease obligations	—	11,821
Change in property and equipment	—	3,276
Changes in finance lease liabilities	—	(4,245)
Changes in lease liabilities for operating lease obligations	—	12,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2021 and 2020

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

(2) Basis of Presentation:

Interim Financial Information – The condensed consolidated balance sheet as of January 31, 2021, the condensed consolidated statements of income/(loss) and comprehensive income/(loss) for the three and nine months ended January 31, 2021 and 2020, the condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended January 31, 2021 and 2020, and the condensed consolidated statements of cash flows for the nine months ended January 31, 2021 and 2020 have been prepared by us without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at January 31, 2021 and for the periods presented, have been included. All intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2020 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020. The results of operations for the three and nine months ended January 31, 2021 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2021, or any other period.

Recently Issued Accounting Standards – In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize credit losses to be incurred over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. The requirements of ASU 2016-13 are effective for financial statements for annual periods beginning after December 15, 2019, and early adoption is permitted. We adopted ASU 2016-13 on May 1, 2020, and the adoption of ASU 2016-13 did not have a material impact on our condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2021 and 2020

(3) Discontinued Operations:

On November 13, 2019, we announced the Separation. On the Distribution Date, at 12:01 a.m. Eastern Time, the Separation of our wholly owned subsidiary, American Outdoor Brands, Inc., a Delaware corporation, or AOUT, from our company was completed. The Separation was achieved through the transfer of all the assets and legal entities, subject to any related liabilities, associated with our outdoor products and accessories business to AOUT, or the Transfer, and the distribution of 100% of the AOUT outstanding capital stock to holders of our common stock, or the Distribution, as of the close of business on August 10, 2020, or the Record Date. In connection with the Distribution, our stockholders received one share of AOUT common stock for every four shares of our common stock held as of the close of business on the Record Date. Following the Distribution, AOUT became an independent, publicly traded company, and we retain no ownership interest in AOUT. For the nine months ended January 31, 2021, we recorded $8.4 million in general and administrative expenses related to the Separation and there was no gain/(loss) recognized for the Separation. In connection with the Separation, we distributed $25.0 million in cash to AOUT.

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

The results of AOUT were previously reported in our Outdoor Products & Accessories segment. The historical financial data of the outdoor products and accessories business through August 23, 2020 is recorded as discontinued operations in income/(loss) from discontinued operations in the condensed consolidated financial statements. For the three months ended January 31, 2021 and 2020, income from discontinued operations, net of tax was $127,000 and $1.5 million, respectively. For the nine months ended January 31, 2021 and 2020, income/(loss) from discontinued operations, net of tax was $8.3 million and ($1.8) million, respectively.

In connection with the Separation, we entered into several agreements with AOUT that govern the relationship of the parties following the Separation, including the Separation and Distribution Agreement, the Tax Matters Agreement, the Transition Services Agreement, and the Employee Matters Agreement. Under the terms of the Transition Services Agreement, both companies agreed to provide each other certain transitional services, including information technology, information management, human resources, employee benefits administration, facilities, and other limited finance and accounting related services, for periods up to 24 months. Payments and operating expense reimbursements for transition services are recorded accordingly in our condensed consolidated financial statements based on the service provided.

The following table summarizes the major line items for the outdoor products and accessories business that are included in income/(loss) from discontinued operations, net of tax, in the condensed consolidation statements of income/(loss) and comprehensive income/(loss):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2021	2020	2021	2020
	(In thousands)
Net revenues	$—	$39,279	$61,249	$108,178
Cost of sales	—	19,763	27,147	58,402
Operating expenses	—	17,420	23,458	52,175
Interest (expense)/income, net	(6)	—	(6)	21
Other income/(expense), net	—	(7)	118	(7)
(Loss)/income from discontinued operations before income taxes	$(6)	$2,089	$10,756	$(2,385)
Income tax (benefit)/expense	(133)	585	2,422	(546)
Income/(loss) from discontinued operations, net of tax	$127	$1,504	$8,334	$(1,839)

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2021 and 2020

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

	As of:
	January 31, 2021	April 30, 2020
	(In thousands)
Cash and cash equivalents	$—	$387
Accounts receivable, net	—	32,554
Inventories	—	60,450
Prepaid expenses and other current assets	—	1,282
Property, plant, and equipment, net	—	9,678
Intangible assets, net	—	69,379
Goodwill	—	64,581
Deferred income taxes	—	2,950
Other assets	—	1,897
Total assets of discontinued operations	$—	$243,158
Current liabilities	$—	$17,372
Other non-current liabilities	—	2,299
Total liabilities of discontinued operations	$—	$19,671

(4) Leases:

We lease certain of our real estate, machinery, equipment, and vehicles under non-cancelable operating lease agreements.

We recognize expenses under our operating lease assets and liabilities at the commencement date based on the present value of lease payments over the lease term. Our leases do not provide an implicit interest rate. We use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Our lease agreements do not require material variable lease payments, residual value guarantees, or restrictive covenants. For operating leases, we recognize expense on a straight-line basis over the lease term. We record tenant improvement allowances as an offsetting adjustment included in our calculation of the respective right-of-use asset.

Many of our leases include renewal options that enable us to extend the lease term. The execution of those renewal options is at our sole discretion and are reflected in the lease term when they are reasonably certain to be exercised. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2021 and 2020

The amounts of assets and liabilities related to our operating and financing leases as of January 31, 2021 were as follows (in thousands):

	Balance Sheet Caption	January 31, 2021
Operating Leases
Right-of-use assets		$7,273
Accumulated amortization		(2,183)
Right-of-use assets, net	Other assets	$5,090

Current liabilities	Accrued expenses and deferred revenue	$1,319
Non-current liabilities	Other non-current liabilities	3,951
Total operating lease liabilities		$5,270
Finance Leases
Right-of-use assets		$40,986
Accumulated depreciation		(3,706)
Right-of-use assets, net	Property, plant, and equipment, net	$37,280

Current liabilities	Accrued expenses and deferred revenue	1,073
Non-current liabilities	Finance lease payable, net of current portion	39,060
Total finance lease liabilities		$40,133

For the three months ended January 31, 2021, we recorded $420,000 of operating lease costs, of which $38,000 related to short-term leases that were not recorded as right-of-use assets. We recorded $525,000 of financing lease amortization and $504,000 of financing lease interest expense for the three months ended January 31, 2021. For the nine months ended January 31, 2021, we recorded $1.3 million of operating lease costs, of which $168,000 related to short-term leases that were not recorded as right-of-use assets. We recorded $1.6 million of financing lease amortization and $1.5 million of financing lease interest expense for the nine months ended January 31, 2021. As of January 31, 2021, our weighted average lease term and weighted average discount rate for our operating leases was 4.3 years and 4.5%, respectively. As of January 31, 2021, our weighted average lease term and weighted average discount rate for our financing leases were 17.7 years and 5.0%, respectively, and consisted primarily of our national logistics facility located in Columbia, Missouri. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

With the completion of the Separation, we entered into a sublease whereby AOUT subleases from us 59.0% of our national logistics facility under the same terms as the master lease. For the nine months ended January 31, 2021, we have recorded $1.1 million of income related to this sublease agreement, which is recorded in other income/(expense) in our condensed consolidated statements of income/(loss) and comprehensive income/(loss).

Future lease payments for all our operating and finance leases for succeeding fiscal years is as follows (in thousands):

	Operating	Financing	Total
2021	$413	$761	$1,174
2022	1,546	3,056	4,602
2023	1,554	3,071	4,625
2024	1,545	3,125	4,670
2025	326	3,180	3,506
Thereafter	712	48,783	49,495
Total future lease payments	6,096	61,976	68,072
Less amounts representing interest	(826)	(21,843)	(22,669)
Present value of lease payments	5,270	40,133	45,403
Less current maturities of lease liabilities	(1,319)	(1,073)	(2,392)
Long-term maturities of lease liabilities	$3,951	$39,060	$43,011

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2021 and 2020

For the three and nine months ended January 31, 2021, the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $1.1 million and $3.6 million, respectively.

(5) Intangible Assets:

The following table presents a summary of intangible assets as of January 31, 2021 and April 30, 2020 (in thousands):

	January 31, 2021			April 30, 2020
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$2,580	$(2,041)	$539	$2,580	$(1,932)	$648
Developed technology	200	(194)	6	200	(176)	24
Patents, trademarks, and trade names	8,242	(5,367)	2,875	8,140	(5,091)	3,049
	11,022	(7,602)	3,420	10,920	(7,199)	3,721
Patents in progress	1,016	—	1,016	654	—	654
Total definite-lived intangible assets	$12,038	$(7,602)	$4,436	$11,574	$(7,199)	$4,375

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships; six years for developed technology; and five years for patents, trademarks, and trade names. Amortization expense, excluding amortization of deferred financing costs, amounted to $135,000 and $86,000 for the three months ended January 31, 2021 and 2020, respectively. Amortization expense, excluding amortization of deferred financing costs, amounted to $403,000 and $413,000 for the nine months ended January 31, 2021 and 2020, respectively.

Estimated amortization expense of intangible assets for the remainder of fiscal 2021 and succeeding fiscal years is as follows (in thousands):

Fiscal	Amount
2021	$134
2022	495
2023	454
2024	445
2025	434
Thereafter	1,458
Total	$3,420

(6) Notes, Loans Payable, and Financing Arrangements:

Credit Facilities — On August 24, 2020, we and certain of our direct and indirect Domestic Subsidiaries entered into an amended and restated credit agreement, or the Amended and Restated Credit Agreement, with certain lenders; including TD Bank, N.A., as administrative agent; TD Securities (USA) LLC and Regions Bank, as joint lead arrangers and joint bookrunners; and Regions Bank, as syndication agent. The Amended and Restated Credit Agreement amended and restated that certain Credit Agreement, dated as of June 15, 2015, by and among us, certain of our direct and indirect Domestic Subsidiaries, the lenders party thereto, and TD Bank, N.A., as administrative agent and swingline lender, as previously amended.  The Amended and Restated Credit Agreement is currently unsecured; however, should any Springing Lien Trigger Event (as defined in the Amended and Restated Credit Agreement) occur, we and certain of our direct and indirect Domestic Subsidiaries would be required to enter into certain documents that create in favor of TD Bank, N.A., as administrative agent, and the lenders party to such documents a legal, valid, and enforceable first priority Lien on the Collateral described therein.

The Amended and Restated Credit Agreement provides for a revolving line of credit of $100.0 million at any one time, or the Revolving Line. The Revolving Line bears interest at either the Base Rate or LIBOR rate, plus an applicable margin based on our consolidated leverage ratio. The Amended and Restated Credit Agreement also provides a swingline facility in the maximum amount of $5.0 million at any one time (subject to availability under the Revolving Line). Each Swingline Loan (as defined in the Amended and Restated Credit Agreement) bears interest at the Base Rate, plus an applicable margin based on our consolidated leverage ratio.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2021 and 2020

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

As of January 31, 2021, we did not have any borrowings outstanding on the Revolving Line. Had there been borrowings, they would have borne an interest rate of 1.63%, which is equal to the LIBOR rate plus an applicable margin.

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

Letters of Credit – At January 31, 2021, we had outstanding letters of credit aggregating $2.7 million, which included a $1.5 million letter of credit to collateralize our captive insurance company.

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $59.7 million and $125.0 million as of January 31, 2021 and April 30, 2020, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

We currently do not have any Level 2 or Level 3 financial assets or liabilities as of January 31, 2021.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2021 and 2020

(8) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or net realizable value, as of January 31, 2021 and April 30, 2020 (in thousands):

	January 31, 2021	April 30, 2020
Finished goods	$23,732	$60,400
Finished parts	44,930	29,619
Work in process	8,021	6,787
Raw material	7,763	6,935
Total inventories	$84,446	$103,741

(9) Accrued Expenses and Deferred Revenue:

The following table sets forth other accrued expenses as of January 31, 2021 and April 30, 2020 (in thousands):

	January 31, 2021	April 30, 2020
Accrued taxes other than income (a)	$10,758	$21,256
Deferred revenue (b)	5,048	14,744
Accrued employee benefits	4,753	4,407
Accrued distributor incentives	4,532	2,253
Accrued rebates and promotions	4,125	3,335
Accrued other	3,678	5,456
Accrued professional fees	2,519	3,675
Current portion of operating lease obligation	1,319	1,506
Current portion of finance lease obligation	1,073	1,046
Total accrued expenses and deferred revenue	$37,805	$57,678

(a)	Decrease in accrued taxes other than income is due to the deferral of federal excise tax payments allowed by the Tax and Trade Bureau as a result of the COVID-19 pandemic as of April 30, 2020.
(b)	Decrease in deferred revenue due to the fulfillment of performance obligations related to promotional activity.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2021 and 2020

(10) Stockholders’ Equity:

Treasury Stock

          On December 15, 2020, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until December 14, 2021. As of January 31, 2021, we completed this stock repurchase program by repurchasing 2,737,489 shares of our common stock for $50.0 million utilizing cash on hand.

          On March 2, 2021, our Board of Directors approved a program to repurchase up to $100.0 million of our outstanding shares of common stock through March 1, 2022. The amount and timing of any repurchases will depend on a number of factors, including price, trading volume, general market conditions, legal requirements, and other factors. The repurchases may be made on the open market, in block trades, or in privately negotiated transactions. Any shares of common stock repurchased under the program will be considered issued but not outstanding shares of our common stock.

Earnings/(loss) per Share

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three and nine months ended January 31, 2021 and 2020 (in thousands, except per share data):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2021	2020	2021	2020
Net income/(loss)
Income from continuing operations	$62,263	$4,227	$154,679	$6,755
Income/(loss) from discontinued operations	127	1,504	8,334	(1,839)
Net income	$62,390	$5,731	$163,013	$4,916
Weighted average shares outstanding — Basic	55,137	55,064	55,515	54,919
Effect of dilutive stock awards	565	680	743	722
Weighted average shares outstanding — Diluted	55,702	55,744	56,258	55,641
Earnings/(loss) per share — Basic
Income from continuing operations	$1.13	$0.08	$2.79	$0.12
Income/(loss) from discontinued operations	—	$0.02	$0.15	$(0.03)
Net income	$1.13	$0.10	$2.94	$0.09
Earnings/(loss) per share — Diluted
Income from continuing operations	$1.12	$0.08	$2.75	$0.12
Income/(loss) from discontinued operations	—	$0.02	$0.15	$(0.03)
Net income	$1.12	$0.10	$2.90	$0.09

For the three months ended January 31, 2021 and 2020, the amount of shares excluded from the computation of diluted earnings per share was 14,994 and 20,664, respectively, because the effect would be antidilutive. For the nine months ended January 31, 2021 and 2020, the amount of shares we excluded from the computation of diluted earnings was 16,724 and 24,843, respectively, because the effect would be antidilutive.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2021 and 2020

The number of shares and weighted average exercise prices of stock options for the nine months ended January 31, 2021 and 2020 were as follows:

	For the Nine Months Ended January 31,
	2021		2020
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	200,667	$7.67	267,761	$6.76
Exercised during the period	(200,667)	7.67	(15,000)	5.79
Canceled/forfeited during period	—	—	(160,667)	8.89
Options outstanding, end of period	—	—	92,094	$3.22
Weighted average remaining contractual life	—		0.45 years
Options exercisable, end of period	—	—	92,094	$3.22
Weighted average remaining contractual life	—		0.45 years

There were no outstanding stock options as of January 31, 2021. The aggregate intrinsic value of outstanding and exercisable stock options as of January 31, 2020 was $571,000. The aggregate intrinsic value of stock options exercised in the three and nine months ended January 31, 2021 was $151,000 and $2.9 million, respectively. The aggregate intrinsic value of stock options exercised in the three and nine months ended January 31, 2020 was $100,000. At January 31, 2021 and 2020, there was no unrecognized compensation expense related to outstanding stock options.

We have an Employee Stock Purchase Plan, or the ESPP, in which each participant is granted an option to purchase our common stock on each subsequent exercise date during the offering period (as such terms are defined in the ESPP) in accordance with the terms of the ESPP.

The total stock-based compensation expense, including stock options, purchases under our ESPP, restricted stock units, or RSUs, and performance-based RSUs, or PSUs, was $3.4 million and $941,000 for the nine months ended January 31, 2021 and 2020, respectively. Stock-based compensation expense is included in cost of sales, sales and marketing, research and development, and general and administrative expenses.

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

During the nine months ended January 31, 2021, we granted an aggregate of 234,007 service-based RSUs, including 139,976 RSUs to non-executive officer employees, and 25,570 RSUs to our directors. During the nine months ended January 31, 2021, we granted 36,308 PSUs to certain of our executive officers. Compensation expense related to grants of RSUs and PSUs was $2.6 million for the nine months ended January 31, 2021. During the nine months ended January 31, 2021, we cancelled 92,500 PSUs as a result of the failure to satisfy the performance metric and 88,219 service-based RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the nine months ended January 31, 2021, we delivered common stock to our employees and directors, including our executive officers, with a total market value of $7.0 million.

During the nine months ended January 31, 2020, we granted an aggregate of 255,911 service-based RSUs, including 140,271 RSUs to non-executive officer employees, and 115,640 to our directors. Compensation expense related to grants of RSUs and PSUs was $789,000 for the nine months ended January 31, 2020. During the nine months ended January 31, 2020, we cancelled 210,300 PSUs as a result of the service condition not being met, 156,725 PSUs as a result of failure to satisfy the performance metric, and 236,319 service-based RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the nine months ended January 31, 2020, we delivered common stock to our employees and directors, including our executive officers, with a total market value of $2.2 million.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2021 and 2020

A summary of activity for unvested RSUs and PSUs for the nine months ended January 31, 2021 and 2020 is as follows:

	For the Nine Months Ended January 31,
	2021		2020
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	1,313,974	$11.65	1,631,631	$15.44
Awarded	270,315	16.54	255,911	7.55
Vested	(404,608)	14.61	(249,408)	17.53
Forfeited	(180,719)	15.19	(603,344)	15.40
RSUs and PSUs outstanding, end of period	998,962	$11.13	1,034,790	$13.01

As of January 31, 2021, there was $4.0 million of unrecognized compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average remaining contractual term of 1.4 years.

(11) Commitments and Contingencies:

Litigation

In January 2018, Gemini Technologies, Incorporated, or Gemini, commenced an action against us in the U.S. District Court for the District of Idaho, or the District Court.  The complaint alleges, among other things, that we breached the earn-out and other provisions of the Asset Purchase Agreement and ancillary agreements between the parties in connection with our acquisition of the Gemtech business from Gemini.  The complaint seeks a declaratory judgment interpreting various terms of the Asset Purchase Agreement and damages in the sum of $18.6 million. In May 2018, the District Court dismissed the complaint on the grounds of forum non conveniens. In June 2018, Gemini appealed the decision dismissing its complaint to the U.S. Court of Appeals for the Ninth Circuit, or the Ninth Circuit. On July 24, 2019, the Ninth Circuit reversed the dismissal and remanded the case to the District Court to perform a traditional forum non conveniens analysis. On September 6, 2019, the parties stipulated that they do not contest that the venue is proper in the District of Idaho. On November 4, 2019, we filed an answer to Gemini’s complaint and a counterclaim against Gemini and its stockholders at the time of the signing of the Asset Purchase Agreement. Plaintiffs amended their complaint to add a claim of fraud in the inducement. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action.

We are a defendant in four product liability cases and are aware of two other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana, or the City, against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. In January 2018, the trial court granted defendants’ Motion for Judgment on the Pleadings, dismissing the case in its entirety. In February 2018, plaintiffs appealed the dismissal to the Indiana Court of Appeals. On May 23, 2019, the Indiana Court of Appeals issued a decision, which affirmed in part and reversed in part and remanded for further proceedings, the trial court’s dismissal of the City’s complaint. On July 8, 2019, defendants filed a Petition to Transfer jurisdiction to the Indiana Supreme Court.  Briefing was completed in the Indiana Supreme Court on August 5, 2019. On November 26, 2019, the Indiana Supreme Court denied our petition to transfer. The case was returned to the trial court.

In August 2019, Primus Group, LLC filed an action in the U.S. District Court for the Southern District of Ohio Eastern Division against us and other firearm manufacturers, alleging Racketeer Influenced Corrupt Organizations Act (RICO) violations, racketeering enterprise, and intentional misrepresentation.  Plaintiff, which operates as an “entertainment venue” in Columbus, Ohio, purports to bring this action on behalf of “all persons entitled to freely attend schools, shopping locations, churches, entertainment venues, and workplaces in the United States without the intrusion of individuals armed with assault weapons.”  In addition to compensatory and punitive damages, plaintiff seeks preliminary and permanent injunctive relief enjoining the distribution and sale of “assault weapons.”   On August 20, 2019, the court denied without prejudice plaintiff’s Motion for Temporary Restraining Order. On September 3, 2019, defendants moved to dismiss plaintiff’s complaint. On September 16, 2019, plaintiff filed an amended complaint, adding claims of public nuisance, negligent design, and failure to warn.  On October 9, 2019, the U.S. District Court granted defendants’ motion, dismissing the case in its entirety. On October 11, 2019, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Sixth

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2021 and 2020

Circuit, or the Sixth Circuit. On November 1, 2019, the Sixth Circuit dismissed plaintiff’s appeal for failure to pay the required fee. On November 4, 2019, plaintiff-appellant filed, and the Sixth Circuit granted, a motion to reinstate the case. However, on March 13, 2020, at the request of the Appellant and based on the death of co-counsel, the Sixth Circuit held the case in abeyance and ordered that the Appellant file a status report every 30 days. On April 14, 2020, the Appellant filed a Status Report stating that it intended to reactivate the case or dismiss the appeal within 60 days. On October 21, 2020, the Appellant filed its opening brief with the Sixth Circuit. The Appellees filed their reply brief on November 18, 2020. On February 8, 2021, the Sixth Circuit affirmed the trials court’s dismissal of the case.

In May 2018, we were named in an action related to the Parkland, Florida shooting, filed in the Circuit Court, Broward County, Florida, seeking a declaratory judgment that a Florida statute that provides firearm manufacturers and dealers immunity from liability when their legally manufactured and lawfully sold firearms are later used in criminal acts only applies to civil actions commenced by governmental agencies not private litigants. In August 2018, we moved to dismiss the complaint on the grounds that it seeks an impermissible advisory opinion. On December 6, 2018, the court granted defendants’ motion to dismiss without prejudice and granted plaintiffs leave to amend their complaint.  On December 10, 2018, plaintiffs filed a Second Amended Complaint for Declaratory Relief.  On December 13, 2018, defendants filed a Motion to Dismiss Plaintiffs’ Second Amended Complaint.  On November 21, 2019, the court granted defendants’ motion to dismiss plaintiffs’ second amended complaint, with prejudice.  On August 27, 2020, the plaintiffs filed a Motion for Entry of Final and Appealable Order.  We opposed, and on November 4, 2020, the court issued an order denying plaintiffs’ motion.  On November 13, 2020, the plaintiffs filed a Notice of Appeal. On November 18, 2020, the Fourth District Court of Appeal of the State of Florida, or the Court of Appeal, issued an order requiring plaintiffs to file a brief explaining the basis for the court’s jurisdiction and how their appeal is timely given the order rendered November 22, 2019. On November 25, 2020, plaintiffs-appellants filed a jurisdictional brief. On December 7, 2020, we filed our response, incorporating a motion to dismiss. On December 28, 2020, the Court of Appeal denied our motion to dismiss, and ordered that the case proceed as a Petition for Writ of Certiorari. On February 18, 2021, plaintiffs-petitioners filed their petition with the Court of Appeal.

We are a defendant in a putative class proceeding before the Ontario Superior Court of Justice in Toronto, Canada. The action was filed on December 16, 2019.  The action claims CAD$50 million in aggregate general damages, CAD$100 million in aggregate punitive damages, special damages in an unspecified amount, together with interest and legal costs.  The named plaintiffs are two victims of a shooting that took place in Toronto on July 22, 2018 and their family members. One victim was shot and injured during the shooting. The other suffered unspecified injuries while fleeing the shooting.  The plaintiffs are seeking to certify a claim on behalf of classes that include all persons who were killed or injured in the shooting and their immediate family members.  The plaintiffs allege negligent design and public nuisance. The case has not been certified as a class action.  On July 13, 2020, we filed a Notice of Motion for an order striking the claim and dismissing the action in its entirety. On February 11, 2021, the court granted our motion in part and denied it in part. We intend to file a motion for leave to appeal the court’s decision.

In May 2020, we were named in an action related to the Chabad of Poway synagogue shooting that took place on April 27, 2019.  The complaint was filed in the Superior Court of the State of California, for the County of San Diego – Central, and asserts claims against us for product liability, unfair competition, negligence, and public nuisance. The plaintiffs allege they were present at the synagogue on the day of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory and punitive damages, attorneys’ fees, and injunctive relief. On September 3, 2020, we filed a demurrer and motion to strike, seeking to dismiss plaintiffs’ complaint.  The plaintiffs filed an opposition to our motion on December 18, 2020.  Our reply to plaintiffs’ opposition was filed on January 15, 2021. On January 14, 2021, the court granted the application of several law professors who sought leave to file an amicus brief in support of our demurrer. Plaintiffs have an opportunity to file an amicus to respond to the law professors’ brief. The hearing on our motion was rescheduled to June 8, 2021.

We believe that the various allegations as described above are unfounded, and, in addition, that any incident and any results from them or any injuries were due to negligence or misuse of the firearm by the claimant or a third party.

John Pidcock, as trustee of the ASPC Creditor Trust (appointed under the plan of reorganization of AcuSport Corp., or AcuSport, as debtor in possession under chapter 11 of the U.S. Bankruptcy Code), is the plaintiff in two separate actions against us in the U.S. Bankruptcy Court for the Southern District of Ohio. The first seeks recovery of alleged preferential transfers received by us from AcuSport in the aggregate amount of $4.2 million. The second seeks turnover of goods allegedly owed to AcuSport by us under one or more of our promotional programs in the amount of $1.5 million. We have filed answers to both complaints denying all material allegations and asserting affirmative defenses. Mediation was held on December 10, 2020, and was unsuccessful in resolving these cases. We believe we have strong defenses to these actions and intend to continue to vigorously defend them.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2021 and 2020

We believe that the various allegations as described above are unfounded.

In addition, from time to time, we are involved in lawsuits, claims, investigations, and proceedings, including commercial, environmental, premises and employment matters, which arise in the ordinary course of business.

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

(12) Subsequent Events:

Dividends

On March 2, 2021, our Board of Directors authorized a regular quarterly dividend for stockholders of $0.05 per share. The dividend will be for stockholders of record as of market close on March 17, 2021 and is payable on March 31, 2021.

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

Third Quarter Fiscal 2021 Highlights

Our operating results for the three months ended January 31, 2021 included the following:

•	Net sales were $257.6 million, an increase of $130.2 million, or 102.2%, over the comparable quarter last year.
•	Gross margin was 42.6%, compared with gross margin of 28.0% for the comparable quarter last year.
•

Income from continuing operations was $62.3 million, or $1.12 per diluted share, compared with income from continuing operations of $4.2 million, or $0.08 per diluted share, for the comparable quarter last year.

Our operating results for the nine months ended January 31, 2021 included the following:

•	Net sales were $736.2 million, an increase of $399.7 million, or 118.7%, over the prior year comparable period.
•	Gross margin was 41.2%, compared with gross margin of 30.8% for the prior year comparable period.
•

Income from continuing operations was $154.7 million, or $2.75 per diluted share, compared with income from continuing operations of $6.8 million, or $0.12 per diluted share, for the prior year comparable period.

Results of Operations

Net Sales and Gross Profit – For the Three Months Ended January 31, 2021

The following table sets forth certain information regarding net sales and gross profit for the three months ended January 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Handguns	$183,106	$94,251	$88,855	94.3%
Long Guns	61,581	24,656	36,925	149.8%
Other Products & Services	12,947	8,509	4,438	52.2%
Total Firearms Revenue	$257,634	$127,416	$130,218	102.2%
Cost of sales	147,955	91,729	56,226	61.3%
Gross profit	$109,679	$35,687	$73,992	207.3%
% of net sales (gross margin)	42.6%	28.0%

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended January 31, 2021 and 2020 (units in thousands):

Total Units Shipped	2021	2020	# Change	% Change
Handguns	500	310	190	61.3%
Long Guns	123	61	62	101.6%

Sporting Goods Channel Units Shipped	2021	2020	# Change	% Change
Handguns	473	289	184	63.7%
Long Guns	120	58	62	106.9%

Professional Channel Units Shipped	2021	2020	# Change	% Change
Handguns	27	21	6	28.6%
Long Guns	3	3	0	0.0%

Revenue for our handguns increased $88.9 million, or 94.3%, over the comparable quarter last year. The increase in revenue was due to heightened demand for all major product lines driven by an increased consumer interest in firearms, likely resulting from continued concerns regarding the COVID-19 pandemic, recent events that raised fears about personal protection, uncertainty regarding the possibility of increased firearm regulation following the recent political elections, our annual price increase, and a reduction in promotional programs, which increased our average selling price. Unit shipments into the sporting goods consumer channel increased 63.7% over the comparable quarter last year, primarily as a result of increased consumer firearm demand, as indicated by a 48.8% increase over the comparable quarter last year in total adjusted handgun background checks as reported to the National Instant Criminal Background Check Systems, or NICS, which we believe is a proxy for overall consumer demand. We believe our outperformance of adjusted NICS was a result of our ability to increase capacity to meet consumer demand.

Revenue for our long guns increased $36.9 million, or 149.8%, over the comparable quarter last year. The increase in revenue was primarily because of increased consumer demand for our M&P modern sporting rifles, driven by an increased participation in outdoor activities due to COVID-19, and our annual price increase. Long gun unit shipments into our sporting goods channel increased 106.9%, compared with a 46.2% increase in reported NICS checks over the comparable quarter last year. We believe that our percentage increase in sales in long guns significantly exceeded the increase in NICS because our flexible manufacturing capabilities allowed us to capture market share.

Other products and services revenue increased $4.4 million, or 52.2%, over the comparable quarter last year, primarily because of increased sales of component parts, handcuffs, and business-to-business services.

New products, defined as any new SKU not shipped in the comparable quarter last year, represented 16.4% of revenue for the three months ended January 31, 2021 and included a new M&P branded pistol, many new product line extensions, and promotional product bundle kits for our M&P product line.

Gross margin for the three months ended January 31, 2021 was 42.6%, compared with gross margin of 28.0% for the comparable quarter last year, primarily because of a shift in mix to higher margin products, lower promotional product spending, favorable manufacturing fixed cost absorption, and increased pricing. These increases were partially offset by increased manufacturing spending and recall related expenses.

Inventory balances increased $5.6 million at January 31, 2021 from the previous quarter end, primarily to support increased manufacturing demand and an increase in finished goods as we prepare for a new product launch.

Net Sales and Gross Profit – For the Nine Months Ended January 31, 2021

The following table sets forth certain information regarding net sales and gross profit for the nine months ended January 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Handguns	$509,315	$247,373	$261,942	105.9%
Long Guns	191,416	63,180	128,236	203.0%
Other Products & Services	35,516	26,023	9,493	36.5%
Total Firearms Revenue	$736,247	$336,575	$399,672	118.7%
Cost of sales	433,073	232,989	200,084	85.9%
Gross profit	$303,174	$103,586	$199,588	192.7%
% of net sales (gross margin)	41.2%	30.8%

The following table sets forth certain information regarding firearm units shipped by trade channel for the nine months ended January 31, 2021 and 2020 (units in thousands):

Total Units Shipped	2021	2020	# Change	% Change
Handguns	1,426	800	626	78.3%
Long Guns	407	189	218	115.3%

Sporting Goods Channel Units Shipped	2021	2020	# Change	% Change
Handguns	1,334	729	605	83.0%
Long Guns	395	177	218	123.2%

Professional Channel Units Shipped	2021	2020	# Change	% Change
Handguns	92	71	21	29.6%
Long Guns	12	12	0	0.0%

Revenue for our handguns increased $261.9 million, or 105.9%, over the prior year comparable period, primarily because of heightened demand by an increased consumer interest in firearms, likely resulting from continued concerns regarding the COVID-19 pandemic, recent events that raised fears about personal protection, and uncertainty regarding the possibility of increased firearm regulation following the recent political elections, as well as our annual price increase. We believe our comparative performance to adjusted NICS, which reported an increase in consumer demand of 83.2% over the prior year comparable period, was a result of decreased promotional activity and our ability to increase capacity to meet consumer demand.

Revenue for our long guns increased $128.2 million, or 203.0%, over the prior year comparable period, primarily because of increased consumer demand for our M&P modern sporting rifles, driven by an increased participation in outdoor activities due to COVID-19, partially offset by a bulk sale to clear discontinued products from the channel in the prior year. Unit shipments into our sporting goods channel increased 123.2% compared with a 58.8% increase in reported NICS checks over the prior year comparable period. We believe that our percentage increase in sales in long guns significantly exceeded the increase in NICS because our flexible manufacturing capabilities allowed us to increase production capacity significantly in a short period of time.

Other products and services revenue increased $9.5 million, or 36.5%, over the prior year comparable period, primarily because of increased sales of component parts, handcuffs, and business-to-business services.

New products represented 14.7% revenue for the nine months ended January 31, 2021 and included several new M&P branded pistols, many new product line extensions, and promotional product bundle kits for our M&P, Performance Center, and Thompson/Center Arms branded products.

Gross margin for the nine months ended January 31, 2021 was 41.2%, compared with gross margin of 30.8% for the comparable prior year period, primarily because of a shift in mix to higher margin products, lower promotional product spending, and favorable manufacturing fixed cost absorption. These increases were partially offset by increased manufacturing spending, unfavorable inventory valuation adjustments, and recall related expenses.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended January 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Research and development	$1,757	$1,809	$(52)	-2.9%
Selling, marketing, and distribution	10,487	10,465	22	0.2%
General and administrative	17,054	14,603	2,451	16.8%
Total operating expenses	$29,298	$26,877	$2,421	9.0%
% of net sales	11.4%	21.1%

Selling, marketing, and distribution expenses were relatively flat over the comparable quarter last year, in spite of increased freight-related expenses as a result of increased shipments and increased co-op advertising expenses, mostly offset by lower travel and entertainment expenses due to the cancellation of industry shows, decreased spending in targeted customer promotions, and decreased compensation-related expenses. General and administrative expenses increased $2.5 million, primarily because of $2.5 million of increased expenses related to stock and incentive compensation, $3.3 million of increased profit-sharing expense, and a donation to the National Shooting Sports Foundation. These expenses were partially offset by a reduction in professional fees, lower travel and entertainment expenses due to COVID-19, a reduction in expenses related to the Separation, and a favorable adjustment to allowance for doubtful accounts. The increases in total operating expenses were also partially offset by lower employee medical costs, likely due to the deferral of elective procedures resulting from the COVID-19 pandemic.

The following table sets forth certain information regarding operating expenses for the nine months ended January 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Research and development	$5,518	$5,501	$17	0.3%
Selling, marketing, and distribution	32,095	30,839	1,256	4.1%
General and administrative	62,061	47,915	14,146	29.5%
Total operating expenses	$99,674	$84,255	$15,419	18.3%
% of net sales	13.5%	25.0%

Selling, marketing, and distribution expenses increased $1.3 million over the prior year comparable period, primarily because of increased freight-related expenses and expenses related to temporary labor as a result of increased shipments, additional expenses for a consumer firearm safety program, increased co-op advertising expenses for strategic customers, and compensation-related expenses. These increased expenses were partially offset by lower travel and entertainment expenses as a result of COVID-19 and decreased spending on targeted customer promotions. General and administrative expenses increased $14.1 million, primarily because of $6.0 million of expenses related to the Separation, $9.0 million of increased profit-sharing expense, donations to the National Shooting Sports Foundation, and compensation-related expenses. These increased expenses were partially offset by reduced professional fees, lower travel and entertainment expenses due to COVID-19, and a favorable adjustment to allowance for doubtful accounts.

Operating Income from Continuing Operations

The following table sets forth certain information regarding operating income for the three months ended January 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Operating income from continuing operations	$80,381	$8,810	$71,571	812.4%
% of net sales (operating margin)	31.2%	6.9%

Operating income from continuing operations for the three months ended January 31, 2021 increased $71.6 million over the comparable quarter last year, primarily because of increased revenue and the resulting improvements in gross margins. Operating income from continuing operations was also favorably impacted by lower promotional product spending, favorable manufacturing fixed-cost absorption, lower travel and entertainment expenses because of COVID-19, decreased advertising costs, and a favorable adjustment to allowance for doubtful accounts. These favorable impacts were partially offset by increased manufacturing spending, recall-related expenses, increased freight-related expenses, and increased profit-sharing expense.

The following table sets forth certain information regarding operating income for the nine months ended January 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Operating income from continuing operations	$203,500	$19,331	$184,169	952.7%
% of net sales (operating margin)	27.6%	5.7%

Operating income from continuing operations for the nine months ended January 31, 2021 increased $184.2 million over the prior year comparable period, primarily because of increased revenue and the resulting improvements in gross margins. Operating income from continuing operations was also favorably impacted by lower promotional product spending, favorable manufacturing fixed-cost absorption, lower travel and entertainment expenses because of COVID-19, a reduction in professional fees, decreased advertising cost, a favorable adjustment to our allowance for doubtful accounts, and decreased professional fees. These increases were partially offset by expenses related to the Separation, unfavorable inventory valuation adjustments, increased manufacturing spending, recall-related expenses, increased freight-related expenses, increased co-op advertising expense, and increased profit sharing expense.

Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended January 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Interest expense	$(550)	$(2,885)	$(2,335)	-80.9%

For the three months ended January 31, 2021, interest expense decreased by $2.3 million from the comparable quarter last year as a result of lower borrowings outstanding on our revolving line of credit.

The following table sets forth certain information regarding interest expense for the nine months ended January 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Interest expense	$(3,356)	$(8,572)	$(5,216)	-60.8%

During the nine months ended January 31, 2021, interest expense decreased by $5.2 million from the prior year comparable period as a result of lower borrowings outstanding on our revolving line of credit.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended January 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Income tax expense	$18,520	$1,688	$16,832	997.2%
% of income from operations (effective tax rate)	22.9%	28.5%		-5.6%

Income tax expense increased $16.8 million over the comparable quarter last year as a result of higher operating income for the reasons mentioned above. The effective tax rate decreased by 5.6% as a result of non-deductible expenses impacting taxable income to a lesser extent as taxable income rises. In addition, the prior year income tax expense included higher non-deductible spin-related transaction costs.

The following table sets forth certain information regarding income tax expense for the nine months ended January 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Income tax expense	$47,176	$4,084	$43,092	1055.1%
% of income from operations (effective tax rate)	23.4%	37.7%		-14.3%

Income tax expense increased $43.1 million over the prior year comparable period as a result of higher operating income for the reasons mentioned above. The effective tax rate decreased by 14.3% as a result of non-deductible expenses impacting taxable income to a lesser extent as taxable income rises. This was offset by lower non-deductible spin-related transaction costs and a discrete tax item in the prior year comparable period.

Income from Continuing Operations

The following table sets forth certain information regarding income from continuing operations and the related per share data for the three months ended January 31, 2021 and 2020 (dollars in thousands, except per share data):

	2021	2020	$ Change	% Change
Income from continuing operations	$62,263	$4,227	$58,036	1373.0%
Net income per share
Basic - continuing	$1.13	$0.08	$1.05	1312.5%
Diluted - continuing	$1.12	$0.08	$1.04	1300.0%

Income from continuing operations for the three months ended January 31, 2021 was $62.3 million compared with income from continuing operations of $4.2 million for the comparable quarter last year, primarily as a result of increased revenue across all of our product lines.

The following table sets forth certain information regarding income from continuing operations and the related per share data for the nine months ended January 31, 2021 and 2020 (dollars in thousands, except per share data):

	2021	2020	$ Change	% Change
Income from continuing operations	$154,679	$6,755	$147,924	2189.8%
Net income per share
Basic - continuing	$2.79	$0.12	$2.67	2225.0%
Diluted - continuing	$2.75	$0.12	$2.63	2191.7%

Income from continuing operations for the nine months ended January 31, 2021 was $154.7 million compared with income from continuing operations of $6.8 million in the prior year comparable period, primarily as a result of increased revenue across all of our product lines.

Liquidity and Capital Resources

Our principal cash requirements are to (1) finance the growth of our operations, including working capital and capital expenditures and (2) return capital to stockholders. Capital expenditures for new product development, additional manufacturing capacity, and repair and replacement of equipment represent important cash needs.

The following table sets forth certain cash flow information for the nine months ended January 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Operating activities	$196,308	$(24,833)	$221,141	890.5%
Investing activities	(19,713)	(12,302)	(7,411)	60.2%
Financing activities	(241,930)	42,429	(284,359)	-670.2%
Total cash flow	$(65,335)	$5,294	$(70,629)	-1334.1%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

Cash provided by operating activities was $196.3 million for the nine months ended January 31, 2021 compared with a cash usage in the prior year comparable period of $24.8 as a result of an incremental $147.9 million increase in income from operations, an incremental $51.0 million decrease in inventory because of increased shipments to meet consumer demand, an incremental $19.7 million increase in accounts payable due to increased manufacturing purchases and timing of payments, and $9.7 million increased profit sharing accruals due to higher income from operations. These favorable impacts were partially offset by an incremental $18.4 million decrease in accrued expenses, primarily due to lower promotional product discount accruals and the payment of deferred federal excise tax liabilities allowed by the Tax and Trade Bureau as a result of the COVID-19 pandemic, and a $8.5 million incremental increase in accounts receivable due to timing of shipments. We expect firearm inventory balances to remain relatively flat throughout our next fiscal quarter.

Investing Activities

Cash used in investing activities increased $7.4 million for the nine months ended January 31, 2021 over the prior year comparable period. We recorded capital expenditures of $18.4 million for the nine months ended January 31, 2021, $7.9 million higher than the prior year comparable period. We currently expect to spend between $25.0 million and $30.0 million on capital expenditures in fiscal 2021, an increase of $11.1 million to $16.1 million, as compared with $13.9 million in capital expenditures in fiscal 2020. The increase in capital expenditures over the prior fiscal year is primarily due to increases in manufacturing capacity.

Financing Activities

Cash used in financing activities was $241.9 million for the nine months ended January 31, 2021 compared with cash provided by financing activities of $42.4 million for the nine months ended January 31, 2020. Cash used in financing activities during the nine months ended January 31, 2021 was primarily a result of a net repayment of $160.0 million of borrowings on our credit facility, funding a distribution of $25.0 million to our discontinued operations, and a $50.0 million treasury stock repurchase.

Finance Lease – We are a party to a $46.2 million lease for our national logistics facility in Columbia, Missouri, which has an effective interest rate of approximately 5.0% and is payable in 240 monthly installments through fiscal 2039. The building is pledged to secure the amounts outstanding. During the nine months ending January 31, 2021, we paid $736,000 in principal payments relating to this finance lease. With the completion of the Separation on August 24, 2020, we entered into a sublease for 59.0% of this facility under the same terms as the master lease. We have recorded $1.1 million of income related to this sublease agreement, which is recorded in other income/(expense) in our condensed consolidated statement of income/(loss) and comprehensive income/(loss).

Credit Facilities — On August 24, 2020, we and certain of our direct and indirect Domestic Subsidiaries entered into an amended and restated credit agreement, or the Amended and Restated Credit Agreement, with certain lenders; TD Bank, N.A., as administrative agent; TD Securities (USA) LLC and Regions Bank, as joint lead arrangers and joint bookrunners; and Regions Bank, as syndication agent. The Amended and Restated Credit Agreement amended and restated that certain credit agreement, dated as of June 15, 2015, by and among us, certain of our direct and indirect Domestic Subsidiaries, the lenders party thereto, and TD Bank, N.A., as administrative agent and swingline lender, as previously amended.  The Amended and Restated Credit Agreement is currently unsecured; however, should any Springing Lien Trigger Event (as defined in the Amended and Restated Credit Agreement) occur, we and certain of our direct and indirect Domestic Subsidiaries would be required to enter into certain documents that create in favor of TD Bank, N.A., as administrative agent, and the lenders party to such documents a legal, valid, and enforceable first priority Lien on the Collateral described therein.

The Amended and Restated Credit Agreement provides for a revolving line of credit of $100.0 million at any one time, or the Revolving Line. The Revolving Line bears interest at either the Base Rate or LIBOR rate, plus an applicable margin based on our consolidated leverage ratio. The Amended and Restated Credit Agreement also provides a swingline facility in the maximum amount of $5.0 million at any one time (subject to availability under the Revolving Line). Each Swingline Loan (as defined in the Amended and Restated Credit Agreement) bears interest at the Base Rate, plus an applicable margin based on our consolidated leverage ratio. Subject to the satisfaction of certain terms and conditions described in the Amended and Restated Credit Agreement, we have an option to increase the Revolving Line by an aggregate amount not exceeding $50.0 million. The Revolving Line matures on the earlier of August 24, 2025, or the date that is six months in advance of the earliest maturity of any Permitted Notes under the Amended and Restated Credit Agreement.

As of January 31, 2021, we did not have any borrowings outstanding on the Revolving Line. Had there been borrowings, they would have borne an interest rate of 1.63%, which is equal to the LIBOR rate plus an applicable margin.

The Amended and Restated Credit Agreement contains customary limitations, including limitations on indebtedness, liens, fundamental changes to business or organizational structure, investments, loans, advances, guarantees, and acquisitions, asset sales, dividends, stock repurchases, stock redemptions, and the redemption or prepayment of other debt, and transactions with affiliates. We are also subject to financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. We were in compliance with all debt covenants as of January 31, 2021.

Dividends — On March 2, 2021, our Board of Directors authorized a regular quarterly dividend for stockholders of $0.05 per share. The dividend will be for stockholders of record as of market close on March 17, 2021 and is payable on March 31, 2021.

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

As of January 31, 2021, we had $59.7 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our finance leases and other commitments, for the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended January 31, 2021, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2021, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In response to the material weaknesses described above, during the nine months ended January 31, 2021, we began implementing, evaluating, and designing new internal controls and procedures related to the accounting for goodwill impairment. Though management is still evaluating the design of these new controls and procedures, we believe that our improved processes and procedures will assist in the remediation of our material weakness. Once placed in operation for a sufficient period of time, we will subject these controls and procedures to appropriate tests in order to determine whether they are operating effectively. Management, with oversight from the Audit Committee, is committed to the remediation of our known material weakness as expeditiously as possible.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended January 31, 2021 (dollars in thousands, except per share data):

			Total # of Shares	Maximum Dollar
			Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total # of		Announced	Purchased
	Shares	Average	Plans or	Under the Plans
Period	Purchased	Per Share	Programs (1)	or Programs
December 1 to 31, 2020	2,010,631	$17.48	2,010,631	$14,857
January 1 to 31, 2021	726,858	20.44	726,858	—
Total	2,737,489	$18.26	2,737,489	—

(1)On December 15, 2020, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until December 14, 2021. As of January 31, 2021, we completed this stock repurchase program by repurchasing 2,737,489 shares of our common stock for $50.0 million utilizing cash on hand.

Item 5. Other Information

          On March 2, 2021, our Board of Directors approved a program to repurchase up to $100.0 million of our outstanding shares of common stock through March 1, 2022. The amount and timing of any repurchases will depend on a number of factors, including price, trading volume, general market conditions, legal requirements, and other factors. The repurchases may be made on the open market, in block trades, or in privately negotiated transactions. Any shares of common stock repurchased under the program will be considered issued but not outstanding shares of our common stock.

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

SMITH & WESSON BRANDS, INC. a Nevada corporation

Date: March 4, 2021	By:	/s/ Mark P. Smith
Mark P. Smith
President and Chief Executive Officer

Date: March 4, 2021	By:	/s/ Deana L. McPherson
Deana L. McPherson
Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary