Form 10-K
period 2021-04-30
SMITH & WESSON BRANDS, INC.
filed 2021-06-17
CIK 1092796

@P moop

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (55,436,981 shares) based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on October 30, 2020, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $919,699,515. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of June 15, 2021, there were outstanding 47,999,397 shares of the registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SMITH & WESSON BRANDS, INC

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2021

TABLE OF CONTENTS

		Page
	PART I
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	14
ITEM 1B.	UNRESOLVED STAFF COMMENTS	33
ITEM 2.	PROPERTIES	33
ITEM 3.	LEGAL PROCEEDINGS	33
ITEM 4.	MINE SAFETY DISCLOSURES	33

	PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	34
ITEM 6.	RESERVED	36
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	37
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	45
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	45
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	45
ITEM 9A.	CONTROLS AND PROCEDURES	45
ITEM 9B.	OTHER INFORMATION	47

	PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	48
ITEM 11.	EXECUTIVE COMPENSATION	48
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	48
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	48
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	48

	PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	49
SIGNATURES		52
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS		F-1
EX-4.2
EX-10.111(c)
EX-10.112(b)
EX-10.112(c)
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Smith & Wesson®, S&W®, M&P®, M&P Shield®, Performance Center®, Airlite®, Airweight®, Armornite®, Bodyguard®, Chiefs Special®, EZ®, Governor®, Lever Lock®, Magnum®, SW22 Victory®, T/C®, America’s Master Gunmaker®, Compass®, Contender®, Dimension®, Encore®, Flextech®, Mag Express®, Maxi-Hunter®, Maxima®, Number 13®, Power Rod®, QLA®, Quick Load Accurizer®, Speed Breech®, Speed Breech XT®, Swing Hammer®, T17®, T/CR22®, Triumph®, U-View®, Weather Shield®, Gemtech®, Arrow®, Aurora®, Aurora-II®, Blast Jacket®, Dagger®, G-Core®, GM®, GMT-Halo®, Halo®, Integra®, Lunar®, Mist-22®, Quickmount®, Shield®, Silencer Subsonic®, The Professional’s Choice for Decades®, Trek®, Viper®, World Class Silencers®, Smith & Wesson Precision Components®, and Put A Legend On Your Line®, are some of the registered U.S. trademarks of our company or one of our subsidiaries.  460XVR™, American Guardians™, Competitor™, C.O.R.E.™, CSX™, E-Series™, Empowering Americans™, Gunsmarts™, M2.0™, S&W500™, SD™, SDVE™, Sport™, SW1911™, The S&W Bench™, Thompson/Center Arms™, Cheap Shot™, Impact!™, Impact!SB™, Katahdin™, Maxi-Ball™, Multimount™, Natural Lube 1000 Plus™, Pro Hunter™, Pro Hunter FX™, Pro Hunter XT™, Quickshot™, Speed Shot™, Strike™, Super Glide™, Venture™, Alpine™,  One™, Patrolman™, and Tracker™ are some of the unregistered trademarks of our company or one of our subsidiaries.  This report also may contain trademarks and trade names of other companies.

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

Statement Regarding Forward-Looking Information

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained or incorporated herein by reference in this Annual Report on Form 10-K, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Annual Report on Form 10-K include statements regarding the impact, if any, of statements regarding our objectives, goals, strategies, plans, and focus; our estimation that the annual domestic non-military firearm market based on industry shipments is approximately $2.9 billion for handguns and $1.5 billion for long guns, excluding shotguns, with our market share based on the latest data provided by the National Shooting Sports Foundation, or NSSF, utilizing Firearms and Ammunition Excise Tax data for calendar year 2020, being approximately 21.2% and 15.0%, respectively; our expectation of a significant increase in firearms manufactured to be reported by the ATF once calendar year 2020 data is published in late 2021; our plan to continue to introduce new products in fiscal 2022; our belief that we will drive customer satisfaction and loyalty by offering high-quality, innovative products on a timely and cost-effective basis; our intent to continue to streamline and standardize certain administrative functions of our business; our intent to continue investing in systems to enhance our efficiency, improve information reporting, and strengthen internal controls; our intent to continue our focus on developing, growing, and protecting our iconic firearm brands and using our cash flow from operations on actions that will maximize our return on invested capital; our intent to focus on the hunting and long-range shooting market under our iconic Smith & Wesson brand; our belief that the loss of one or more distributors would not materially impact sales; our belief that our digital platform supports future sales growth and profitability; our intent to continue investing in improving our facilities and our systems; our intent to pursue and challenge infringements of our intellectual property; our expectation that current environmental regulations or environmental proceedings will not have a material adverse effect on our finances; our belief that our training and development leads to more valuable contributions and satisfaction for our employees in their existing role and any future position; our anticipation that inventory levels will remain relatively flat in the first quarter of fiscal 2022; our anticipation that we will continue to incur significant capital and other expenditures with respect to the Springfield facility; our plan to continue to expand our brand recognition and product loyalty through social media and our websites; our anticipation that our advertising, marketing, and promotional efforts will increase in the foreseeable future; our anticipation that we will increasingly rely on other forms of media advertising; net sales, margins, expenses, earnings, royalties, and capital expenditures for fiscal 2022 and thereafter; estimates of fair value; goodwill and intangible assets; the effect of a variety of economic, social, political, legislative, and regulatory factors on our business; the outcome of the lawsuits and claims to which we are subject and their effect on us; future investments for capital expenditures; future products and product developments; the features and performance of our products; the success of particular product or marketing programs; any manufacturing partnerships, strategic alliances, or acquisitions we may enter into or make; future enterprise resource planning implementations and system improvements; future enhancements to our manufacturing capabilities, and liquidity and anticipated cash needs and availability. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Annual Report on Form 10-K reflect our views as of the date of this Annual Report on Form 10-K about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among other, economic, social, political, legislative, and regulatory factors; the potential for increased regulation of firearms and firearms-related products; actions of social activists that could have an adverse effect on our business; the impact of lawsuits; the demand for our products; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; our competitive environment; the supply, availability, and costs of raw materials and components; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; our penetration rates in new and existing markets; our strategies; our ability to maintain and enhance brand recognition and reputation; our ability to introduce new products; the success of new products; our ability to expand our markets; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including the factors discussed under Item 1A, “Risk Factors.”

PART I

Item 1. Business

Introduction

General

We are one of the world’s leading manufacturers and designers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, bolt action rifles, and muzzleloaders), handcuffs, suppressors, and other firearm-related products for sale to a wide variety of customers, including firearm enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our products under the Smith & Wesson, M&P, Thompson/Center Arms, and Gemtech brands. We manufacture our products at our facilities in Springfield, Massachusetts, Houlton, Maine, and Deep River, Connecticut. We store finished good inventory and fulfill customer orders from our distribution center in Columbia, Missouri. We also sell our manufacturing services to other businesses to level-load our factories. We sell those services under our Smith & Wesson and Smith & Wesson Precision Components brands.

Smith & Wesson was founded in 1852 by Horace Smith and Daniel B. Wesson. Mr. Wesson purchased Mr. Smith’s interest in 1873. The Wesson family sold Smith & Wesson Corp., our wholly owned subsidiary, to Bangor Punta Corp. in 1965. Lear Siegler Corporation purchased Bangor Punta in 1984, thereby acquiring ownership of Smith & Wesson Corp. Forstmann Little & Co. purchased Lear Siegler in 1986 and sold Smith & Wesson Corp. shortly thereafter to Tomkins Corporation, an affiliate of U.K.-based Tomkins PLC. We purchased Smith & Wesson Corp. from Tomkins in May 2001 and renamed our company Smith & Wesson Holding Corporation. In January 2017, we changed the name of our company from Smith & Wesson Holding Corporation to American Outdoor Brands Corporation. In May 2020, in preparation for the spin-off of our outdoor products and accessories business, or the Separation, which was completed on August 24, 2020, we changed our name to Smith & Wesson Brands, Inc. Unless otherwise noted, all discussion below, including amounts and percentages for all periods, reflect the results of operations and financial condition from continuing operations. As such, our former outdoor products and accessories business is reported as discontinued operations and has been excluded.

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

Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us,” and “our company” refer to Smith & Wesson Brands, Inc. and its consolidated subsidiaries. “Common stock” refers to the common stock, par value $.001 per share, of our company. Our fiscal year ended on April 30, 2021.

Our objective is to be the undisputed market leader in the firearm industry. Key elements of our strategy to achieve this objective and deliver long-term stockholder value are as follows:

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

•	create a leverageable infrastructure by streamlining and standardizing our business operations, including optimizing product distribution; and
•	deploy our cash flow in such a manner so as to maximize return on invested capital.

We estimate that the annual domestic non-military firearm market based on industry shipments is approximately $2.9 billion for handguns and $1.5 billion for long guns, excluding shotguns, with our market share, based on the latest data provided by the National Shooting Sports Foundation, or NSSF, utilizing Firearms and Ammunition Excise Tax data for calendar year 2020, being approximately 21.2% and 15.0%, respectively. According to 2019 reports by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, or ATF, the U.S. firearm manufacturing industry has shown a minimal annual decline in firearms manufactured between 2014 and 2019 in spite of individual years in which units manufactured have grown as much as 23.0% in one year. The data from the ATF lags by one year from the NSSF data, and we expect a significant increase to be reported by the ATF once calendar year 2020 data is published in late 2021.

Strategy

Our objective is to be the undisputed market leader in the firearm industry. Key elements of our strategy to achieve this objective are as follows:

Drive Organic Growth by Leveraging Brands and Designing Innovative New Products

We are focused on driving organic growth by ensuring a robust new product pipeline and leveraging our brands to help us to increase market share in markets in which we participate and to expand into adjacent and complementary markets by (1) capitalizing on the goodwill developed through our historic 169 year old “Smith & Wesson” brand as well as our extensive portfolio of other well-known brands, such as M&P and Gemtech; (2) enhancing our relationships with key retailers, distributors, and buying groups and using our standard margin advantage to engage in competitive promotional activities; and (3) introducing new products, especially in the polymer handgun market as represented by our M&P brand. During the last two fiscal years, we have introduced numerous new products, including variations and product lines around the Smith & Wesson, M&P, and Gemtech, brands. We plan to continue to introduce new products in fiscal 2022.

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

Create a Leverageable Infrastructure by Streamlining and Standardizing our Business Operations, including Optimizing Product Distribution

We intend to continue to streamline and standardize certain administrative functions of our business with a goal toward driving profitability and improving the ease with which our customers are able to do business with us. A streamlined and standardized approach requires investing in an integrated and configurable technology infrastructure in areas such as enterprise resource planning, or ERP, and compliance. We intend to continue investing in such systems to further enhance our efficiency, improve information reporting, and strengthen internal controls.

Deploy our Cash Flow in Such a Manner so as to Maximize Return on Invested Capital

During fiscal 2021, we generated $317.3 million in cash from continuing operations. We utilized this cash to repay all of our existing debt, invest in equipment to increase our capacity and improve our efficiency, declare and pay the first ever dividend in our history, and repurchase $110 million of our outstanding stock. We intend to continue our focus on developing, growing, and protecting our iconic firearm brands and using our cash flow from operations on actions that will maximize our return on invested capital, including continuing to invest as needed in organic growth, especially in machinery, equipment, and new product development and returning excess capital to our stockholders.

Products

Introduction

Our products combine our legacy of 169 years of American manufacturing and engineering expertise with modern technological advances. Driven by the needs of the individual firearm owner, we continually strive to improve the experience of buying, owning, and shooting a firearm. We also strive to leverage our tradition of innovation in materials, performance, and engineering, along with our proven history of reliability, to produce feature-rich, safe, durable, accurate, and high-performing firearms that satisfy the needs of our broad range of customers. Our introduction of new products is intended to enhance our competitive position and broaden our participation in the overall market.

We have substantially enhanced the breadth and quality of our portfolio of products over the years. We have always been a leader in the revolver market. The introduction of our popular M&P branded pistol in January 2005 resulted in our company becoming one of the leaders in the polymer pistol market as well, serving both the consumer sporting goods market and law enforcement agencies. The launch of our M&P branded modern sporting rifle in January 2006 has enabled us to capture what we estimate is the leading share of the modern sporting rifle market. The addition of our Thompson/Center Arms brand of hunting firearms and interchangeable firearm systems into our product portfolio in January 2007 enhanced our long gun barrel manufacturing capabilities for our modern sporting rifles. Although we recently announced our plan to divest our Thompson/Center Arms brand, we intend to focus on the hunting and long-range shooting market under our iconic Smith & Wesson brand. The addition of our Gemtech branded suppressor products in August 2017 expanded our firearm-related product offerings. Our suppressors are compatible with most pistols and rifles on the market and complement our firearm products. We currently participate in three categories of the long gun market: bolt action rifles, muzzleloaders, and modern sporting rifles; and both core categories of the handgun market: semi-automatic pistols and revolvers.

All of our firearms and firearm related products are currently sold under our Smith & Wesson, M&P, Thompson/Center Arms, and Gemtech brands. Our customers include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; retailers; and consumers.

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

In fiscal 2021, we introduced several additions and enhancements to our popular line of M&P branded pistols, most notably the high capacity, micro-compact M&P Shield Plus. Designed for concealed carry, the M&P Shield Plus is the most advanced M&P Shield pistol to date, featuring a magazine of up to 13 rounds in a slim, micro-compact frame. The M&P Shield Plus is available in 9mm and in a variety of configurations, including Performance Center® models with optics cuts, upgraded sights, and other features.  We also expanded the line of M&P M2.0 Compact pistols to include an optics-ready variant. Building on the award-winning M&P M2.0 Compact pistol series, the new models are chambered in 9mm and feature a slide cut for optics, co-witness white-dot front and rear sights, and enlarged forward slide serrations.

Our customers continue to demand premium firearms that provide a competitive edge in sport shooting and hunting. Our Performance Center products are engineered and manufactured to meet this need and they incorporate many custom features not found in our standard products, such as enhanced triggers for smoother trigger pull, ported barrels for better muzzle control, and specialty sights for quicker target acquisition. During fiscal 2021, we introduced the Performance Center M&P Shield EZ pistols. Building on the popular M&P Shield EZ pistol, the new Performance Center models share the same easy-to-use features found across the entire M&P Shield EZ series and are further enhanced with premium Performance Center features.  The Performance Center M&P Shield EZ pistols are available with black, silver, and gold accents and include a ported barrel, flat face trigger, a tuned action, as well as other features.

Within our Gemtech line of suppressors, we introduced the Integra 15-22 suppressor, an integrally-suppressed upper receiver designed for .22 LR.  Built for use exclusively with Smith & Wesson’s M&P15-22 rifle, the Gemtech Integra 15-22 ships as a complete upper receiver group that offers an exceptionally quiet shooting experience in a compact package.

Our net sales from continuing operations were $1.1 billion for the fiscal year ended April 30, 2021; $529.6 million for the fiscal year ended April 30, 2020; and $481.3 million for the fiscal year ended April 30, 2019. Our gross profit from continuing operations for the fiscal years ended April 30, 2021, 2020, and 2019 totaled $449.0 million, $165.7 million, and $146.3 million, respectively. Total assets from continuing operations as of April 30, 2021 and 2020 were $446.4 million and $486.4 million, respectively.

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

We have long been known as an innovator and leader in the revolver market, and most of our revolvers are currently marketed under the Smith & Wesson brand. We sell a wide range of sizes from small-frame revolvers used primarily for concealed carry and personal protection, to large-frame revolvers used primarily for recreational and competitive sport shooting. Our extra-large frame revolvers primarily address the handgun-hunting market.

Our small-frame revolvers have been carried by law enforcement personnel and personal defense-minded citizens for 169 years. We hold a number of patents on various firearm applications, including the use of scandium, a material that possesses many of the same attributes as titanium but at a more reasonable cost. Our revolvers are available in a variety of models and calibers, with applications in virtually all professional and consumer markets.

We offer pistols under our Smith & Wesson and M&P brands. Our full size and compact M&P pistol products have been engineered with input from professional users and are designed to offer performance, safety, and durability that meet the standards of global law enforcement and military personnel, as well as features attractive to consumers. We believe that our M&P branded pistol products are the most ergonomic, feature-rich, and innovative products on the market today. Our range of full size and compact M&P pistol products are made with a polymer frame, a rigid stainless-steel chassis, and a black, through-hardened corrosion resistant finished stainless-steel barrel and slide for durability. Our M&P pistol products feature patented and easily changed palmswell grips in four sizes, allowing the user to customize grips in a matter of seconds; a passive trigger safety to prevent the pistol from firing if dropped; an enlarged trigger guard to accommodate gloved hands; a sear lever release that eliminates the need to press the trigger in order to disassemble the firearm; an ambidextrous slide stop and reversible magazine release to accommodate right- and left-handed shooters; an optional internal locking system and magazine safety; and a universal equipment rail to allow the addition of accessories, including lights and lasers.

In fiscal 2012, we launched the M&P Shield pistol to address the growing personal protection and concealed carry market. The M&P Shield features a slim concealable profile, 9mm, 380 Auto, 40 S&W, and 45 Auto calibers, and M&P ergonomics. We introduced additional M&P Shield models during fiscal 2020. We believe the M&P Shield pistol is one of the most popular firearms in the market, having shipped nearly five million units as of April 30, 2021.

Our Performance Center has been providing specialized products and services for the most demanding shooting sports enthusiasts since 1990. To meet the requirements of law enforcement professionals, competitive shooters, collectors, and discriminating sport enthusiasts who demand superior products, our Performance Center personnel conceptualize, engineer, and craft products to create enhanced versions of our standard products. Our craftsmen, many of whom are actively involved in competitive shooting, are highly skilled and experienced gunsmiths. Performance Center products are offered under the Smith & Wesson and M&P brands and are typically made in limited production quantities, although we offer a number of catalog variations in order to increase product availability.

Our “Classics” department makes it possible to own historic firearms that are manufactured today but modeled after original favorites, such as the Model 29, the firearm made famous by the movie character Dirty Harry. These firearms are newly crafted with designs that take advantage of some of the most famous and collectible firearms that we have ever made. Our Classics department also makes commemorative firearms and employs master engravers to craft one-of-a-kind custom firearms. These custom-made applications reflect the skill and vision of the master engraver and the artistic expression of the owner. We offer a number of catalog variations of Classics and engraved Classics to our customers.

Long Guns

Our M&P branded modern sporting rifles are designed to satisfy the functionality and reliability needs of global military, law enforcement, and security personnel. These long guns are popular with consumers as hunting, personal protection, and sporting target rifles and are sold through our sporting good distributors, retailers, and dealers. We offer M&P modern sporting rifles in four different calibers (22LR, 5.56mm NATO (223), 308 Winchester (7.62x51mm), and 6.5 Creedmoor) for multiple recreational and professional uses. We also offer upper assemblies so firearm owners can easily modify their M&P to suit the needs and tasks of the various forms of sport shooting and hunting. Our broad product portfolio of modern sporting rifles includes a 22 caliber model, an opening price-point sport model, a hunting caliber model for longer range effectiveness, and several models designed for the exclusive use of military and law enforcement agencies throughout the world.

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

We offer two models of interchangeable, single-shot firearm systems that deliver numerous firearm, barrel, and caliber configurations and finishes. These firearm systems can be purchased fully assembled or as frame assemblies that can be configured by the owner as a center-fire rifle, rim-fire rifle, shotgun, black powder firearm, or single-shot handgun for use across the entire range of big- and small-game hunting. As a result, a firearm owner can easily change barrels, stocks, and fore-ends, resulting in “one firearm for all seasons” that can be continuously modified to suit the needs and tasks of the owner for various forms of sport shooting and hunting.

With the recently announced plan to divest the Thompson/Center Arms brand, we will continue to direct focus on the hunting and long-range shooting products under the Smith & Wesson brand.

Other Products and Manufacturing Services

Our other products and manufacturing services include the following:

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

Manufacturing Services: We utilize our substantial manufacturing capabilities to provide services to third-party customers. Our manufacturing services include forging, heat treating, rapid prototyping, tooling, finishing, plating, machining, and custom plastic injection molding. We believe our manufacturing services provide us with increased flexibility and reduced supply chain risk. We also believe that business-to-business sales provide profitable revenue stream diversification and enable us to maximize capacity utilization of our manufacturing assets. We market our manufacturing services division under the Smith & Wesson and Smith & Wesson Precision Components brand names.

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

Our top five commercial distributors in the United States accounted for a total of 43.4% and 40.8% of our net sales from continuing operations for the fiscal years ended April 30, 2021 and 2020, respectively. Those commercial distributors are not regionally exclusive and have many of the same dealer customers. Therefore, we believe that the loss of one or more of these distributors would not materially impact sales as the remaining distributors would be allocated additional sales.

We sell our products worldwide. International sales accounted for 2%, 4%, and 5% of our net sales from continuing operations for the fiscal years ended April 30, 2021, 2020, and 2019, respectively. Our businesses own tooling that is located at various suppliers in Asia and North America.

For the fiscal years ended April 30, 2021, 2020, and 2019, marketing, advertising, and promotion expenses for continuing operations were $12.5 million, $13.6 million, and $13.4 million, respectively, excluding the cost of rebates and promotions reflected in gross profit.

We market our products using a multi-faceted approach to consumers through independent dealers, large retailers, in-store retail channels, direct to consumer, and range operations using focused marketing and promotional campaigns, which include print, broadcast, and digital advertising campaigns; social and electronic media; and in-store retail merchandising strategies. We are prominently featured in vertical print media, including editorial coverage in an extensive list of leading firearms and outdoor magazines, including Guns & Ammo, American Rifleman, Shooting Times, American Handgunner, Shooting Illustrated, American Hunter, Outdoor Life, and Field & Stream. We also sponsor many outdoor television, internet, and online programs that generate significant editorial exposure. We sponsor a number of firearm safety, shooting, and hunting events and organizations.

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

GUNSMARTS: The SMITH & WESSON GUNSMARTS program is designed to welcome new firearm owners into the firearm community and highlight key resources available to those who have just purchased their first pistol, rifle, or revolver. As a cornerstone of the campaign, we released a new video series devoted to helping inform, educate, and excite those who have recently joined the firearm community. Hosted on YouTube, the SMITH & WESSON GUNSMARTS video series covers a comprehensive set of topics that takes the viewer from the basics of firearm safety through their first trips to the range – all in a simple, inviting manner.

Digital Marketing

We utilize our websites, including www.smith-wesson.com and www.gemtech.com to market our products and services and to provide a wide range of information regarding our company to customers, consumers, dealers, distributors, investors, and government and law enforcement agencies worldwide. Social media platforms such as Facebook, Instagram, YouTube, LinkedIn, and Twitter are effective ways for us to communicate the features and benefits of our products. Our direct to consumer e-mail marketing helps us to further engage our consumers and communicate the value of our brands. We continue to invest in new digital marketing capabilities to provide best-in-class customer experiences. Our websites are designed to inform, inspire, and prepare our customers for the next step in their firearms journey. We believe our digital platform supports future sales growth and profitability.

Service and Support

We utilize a variety of methods for supporting our consumers and dealers. We have a toll-free customer service number, e-mail, and social media messaging to answer questions and resolve issues regarding our products. In addition, we offer a limited one-year warranty program and a lifetime service policy under which we repair defects in material or workmanship in our products without charge for as long as the original purchaser owns the firearm. We also maintain a number of authorized warranty centers throughout the world and provide both warranty and charge repair services at our facilities.

Suppliers

We manufacture most of the components for our firearms, but purchase certain components and parts, including bolt carriers, rifle receivers, magazines, small parts, and rifle stocks, from third parties. We also purchase ammunition for product testing. Most of our major suppliers for our products are U.S.-based and provide materials, components, and parts, such as steel, polymer components, and metal-injected-molded components. The costs of these materials, components, and parts are at competitive rates. We have become less dependent on any particular supplier by strategically sourcing parts and raw material from multiple suppliers based on quality, cost, and risk. Whenever appropriate, critical parts and components have primary and secondary sources of supply.  We are also able to leverage our supply base to supplement our internal capacity and provide flexibility in our response to changes in market conditions. We use numerous raw materials, such as steel, wood, lead, brass, and plastics, in producing and testing our products. We have alternative sources for these raw materials.

Facilities

We have three manufacturing facilities at which we produce our products: a 575,000 square-foot facility located in Springfield, Massachusetts; two facilities totaling 44,000 square-feet located in Houlton, Maine; and a 150,000 square-foot facility located in Deep River, Connecticut. We conduct our handgun and long gun manufacturing and some of our manufacturing service activities at our Springfield facility. Our Houlton facility is a machining center only with no assembly, finishing, or small parts operations. We also produce handcuffs and other restraint devices at our Houlton facility. We use our Deep River facility for custom plastic injection molding services, rapid prototyping, and tooling. All of these facilities are ISO 9001 certified.

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

In Columbia, Missouri, we lease a 633,000 square foot facility, which was constructed for us, completed in November 2018, and then sold and leased back by us.  This facility serves as our distribution center and operates two shifts of four 10-hour days. We sublease 59% of this facility to our former outdoor products and accessories subsidiary under the same terms as the master lease.

We seek to minimize inventory costs through an integrated planning and production system. All facilities operate under SAP, a fully integrated ERP system. We intend to continue investing in improving our facilities and our systems in order to increase efficiency, improve information reporting, and strengthen internal controls.

Research and Development

Through our advanced products engineering departments, we enhance existing products and develop new products for all our businesses. Through our research and development personnel, we conceive, design, and develop potential products that we believe will be attractive to our customers and help address the needs, wants, and desires of our target consumer base. In so doing, we must seek to anticipate and respond to trends and shifts in consumer preferences by continually adjusting our product mix with innovative features and designs and marketing them in an effective manner. Prior to introducing any product, we assess its cost of production and delivery, estimate its potential sales volume and margin, and conduct vigorous prototype and production-quality sample testing. In fiscal 2021, 2020, and 2019, our gross spending on research activities relating to the development of new products was $7.5 million, $7.4 million, and $8.0 million, respectively. As of April 30, 2021, we had 44 employees at our various facilities engaged in ongoing research and development activities for all of our brands.

Patents, Trademarks, and Copyrights

We recognize the importance of innovation and protecting our intellectual property. Accordingly, we own numerous patents related to our products. We apply for patents whenever we develop innovative new products, unique designs, or processes of commercial importance. We do not believe that our business is materially dependent on any single patent.

Because of the significance of our brand names, our trademarks, service marks, trade dress, and copyrights are also important to our business. We have an active global program of trademark registration, monitoring, and enforcement. We believe that our Smith & Wesson, M&P, Thompson/Center Arms, and Gemtech brands and our S&W monogram trademarks are known and recognized by the public worldwide and are important to our firearm business.

We intend to vigorously pursue and challenge infringements of our patents, trademarks, service marks, trade dress, and copyrights, as we believe the goodwill associated with them is a cornerstone of our branding strategy.

Competition

We encounter competition in the firearms industry from both domestic and foreign manufacturers. Although some competitors manufacture a wide variety of firearms as we do, most of our competitors manufacture only certain types of firearms. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States and an active participant in the hunting rifle market. We compete primarily based upon innovation, quality, reliability, durability, price, performance, consumer brand awareness, and customer service and support. Our customer service organization is proactive in offering timely responses to customer inquiries. We believe we can effectively compete with all our present competitors. Our primary competitors are Ruger and Taurus in the revolver market, and Glock, Ruger, Sig Sauer, Springfield Armory, and Taurus in the pistol market. We compete primarily with Sig Sauer, Ruger, Remington, Savage, and Daniel Defense in the modern sporting rifle market and Browning, Remington, Ruger, Savage, CVA, and Traditions in the hunting rifle market.

Customers

We sell our products through a variety of federally licensed distribution channels. Depending upon the product or service, our customers include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; retailers; and consumers.

We grant payment terms to most commercial customers ranging from 20 to 90 days. However, in some instances, we provide longer payment terms, particularly as it relates to our fall dating programs for hunting sales, which provides payment terms due in the fall for certain orders of hunting products received in the spring and summer.

During fiscal 2021, sales into our professional channel accounted for approximately 6.0% of our net sales, which included state and local law enforcement agencies, the federal government, and international customers. The remaining 94.0% of our net sales was through federal firearm licensees to domestic consumers.

Seasonality

Our business is seasonal with sales generally peaking in our fourth fiscal quarter, which ends April 30, as a result of most industry events and distributor shows normally scheduled during the early spring months. In addition, because of our operating schedule, which includes a summer and a winter shutdown of our manufacturing facilities, we have an increased number of operating days in our fourth fiscal quarter, which allows our shipping and production volumes to exceed other quarters. Seasonality, however, can be disrupted by external events that may drive sales or impact channel inventories, which may slow or accelerate our sales.

Governmental Regulations of Firearms

Our business is primarily regulated by the ATF, which licenses the manufacture, sale, and import of firearms and suppressors in the United States. The ATF conducts periodic audits of our facilities that hold Federal Firearms Licenses.

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

In our efforts to satisfy our environmental responsibilities and to comply with environmental laws and regulations, we have established, and periodically update, policies relating to the environmental standards of performance for our operations. We have in place programs that monitor compliance with various federal, state, and local environmental regulations. However, in the normal course of our manufacturing operations, we are subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges from our operations into the environment. We regularly incur substantial capital and operating costs to comply with environmental laws, including remediation of known environmental conditions which we fund through cash flows from operations. We spent $1.3 million in fiscal 2021 on environmental compliance, consisting of $846,000 on disposal fees and containers, $346,000 for remediation, $65,000 for DEP analysis and air filtration fees, and $63,000 on reporting and compliance. We spent $1.2 million in fiscal 2020 on environmental compliance, consisting of $918,000 for disposal fees and containers, $237,000 for remediation, and $60,000 for DEP analysis and air filtration fees.

In the normal course of our business, we may become involved in various proceedings relating to environmental health and safety matters, and we are currently engaged in an environmental investigation and remediation. Our manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. We have identified soil and groundwater contamination at our Springfield, Massachusetts plant that we continue to monitor and remediate, as appropriate. Based on the situation, an environmental reserve may be recorded based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. As of April 30, 2021, we do not have an open environmental reserve recorded in our consolidated balance sheet.

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

Human Capital

Creating a positive work environment for our employees is critical to our ability to successfully execute our strategy. We are committed to a strong, healthy culture focused on respect for all employees, creating and sustaining a family atmosphere, united under a clear vision, with the understanding of each function and individual’s responsibility for team results, collective pride in our company and our industry, and shared rewards for results.  In order to ensure that we embody our values and that our culture remains healthy and strong, we place significant focus on our human resources.

Training & Development

Attraction, retention, and development of employees is critical to our success.  We offer training and development programs to encourage advancement from within, including the following:

•	tuition reimbursement for up to 100% of an employee’s advanced degree;
•	computer numerical control (CNC) machine apprentice training at a local community college in conjunction with a state-funded program;
•	toolmaker apprentice training in conjunction with a state-funded program;
•	waste water treatment operator training leading to licensure;
•	leadership effectiveness training for manufacturing managers in conjunction with a state-funded program;
•	reimbursement for continuing professional education for our professionally licensed employees; and
•	other in-house and cross-functional training to aid with career advancement.

We believe that this training and development leads to more valuable contributions and satisfaction for our employees within their existing roles and also positions employees for roles they aspire to attain.  In addition, we offer a “high potential” development program for top performers with the intention that they can be developed, mentored, and ultimately promoted into higher level roles.  Finally, we conduct quarterly training for all employees on various topics, such as sexual harassment, bribery, anti-corruption, cybersecurity, phishing, and insider trading, among others.

Equal Opportunity

We are committed to hiring qualified candidates without regard to race, religion, color, sex, sexual orientation, pregnancy, gender identity, age, national origin, ancestry, physical or mental disability, genetic information, or any other status. This commitment extends to all levels of our organization, including within senior management and our Board of Directors. Our Talent Acquisition team focuses on ensuring that our workforce represents society as a whole and that our business is open and welcoming to everyone.

As of April 30, 2021, our workforce consisted of:

•	76% male and 24% female;
•	50% female named executive officers;
•	9% under 25 years old, 27% between 25-35 years old, 24% between 35-45 years old, 18% between 45-55 years old, 18% between 55-65 years old, and 4% over 65 years old; and
•	59% Caucasian, 27% Hispanic/Latino/Latina, 10% Black, 2% undisclosed, and 2% that identify as two or more races.

Our Talent Acquisition team emphasizes recruiting and retaining a talented and diverse workforce with special focus on hiring veterans, whenever possible.  Voluntary turnover is less than 2%, and our average tenure is 7.6 years.

We contract a third party to review compensation practices on an annual basis to ensure we pay all employees equitably.

Health and Safety

Our Employee Assistance Program is supplemented by Cigna behavioral health tools in order to support employees’ mental as well as physical health needs.

As an essential business, we pride ourselves on having safely and effectively continued running our operations throughout the COVID-19 pandemic. At the start of the pandemic, we increased pay for those employees who continued to report to work on-site to keep our business running. These employees turned out record quarters during fiscal 2021, despite the challenges we all faced both at work and at home.

We have a documented education and training plan to ensure employees are well trained on safety measures throughout the organization.  We offer more than 55 different types of training, including lecture, classroom setting, and hands-on training to ensure our employees have the knowledge needed to ensure their safety, as well as the safety of others.  The success of our training program has allowed us to maintain a low level of safety claims and reduce lost work hours. Our calendar year 2020 and 2019 total recordable incident rate (TRIR) of 1.1 and 1.3, respectively, and lost time incident rate (LTIR) of 0.4 for both years compares favorably to the latest OSHA industry data. According to OSHA, for our NAICS industry code, the calendar year 2019 TRIR was 2.1 and the LTIR was 0.8.

Total Rewards

Competitive pay and benefits have always been a highlight of our employee experience. We offer comprehensive benefit programs to our employees that allow them flexibility of choice through our Total Rewards framework of pay and service recognition, health and wellness, financial well-being, work/life balance, culture and community, and learning and development.

We are committed to ensuring that all of our employees are paid a fair wage.  To that end, we offer generous wages and benefits to our employees, including the following:

•	a comprehensive medical, dental, and vision plan for our employees and their families, for which we pay between 87% and 93% of the total cost;
•	a 401(k) plan with a company match of up to 3% of the first 6% contributed by the employee;
•	a profit-sharing plan, where the employee can earn up to 15% of their eligible earnings based on company profits;
•	twelve annual holidays and a paid time off program, including paid sick and vacation time;
•	paid and unpaid leaves of absence, including paid family and medical leave;
•	flexible spending and health savings accounts;
•	life and disability insurance coverage;
•	employee stock purchase plan;
•	a dedicated health and wellness clinic for employees and their dependents;
•	on-site cafeteria and fitness center;
•	Employee Assistance Programs;
•	product discounts; and
•	license-to-carry subsidies.

Annual increases and incentive compensation are based on merit, which is communicated to employees upon hire and documented through our talent management program as part of the annual performance review process.

Headcount

As of May 31, 2021, we had 2,240 employees, including 4 part-time employees. None of our employees are represented by a union in collective bargaining with us. Of our employees, 24% have 10 or more years of service with our company and 5% have greater than 25 years of service with our company. We believe that our employee relations are good and that the high quality of our employee base is instrumental to our success.

Information About our Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position
Mark P. Smith	45	President and Chief Executive Officer
Deana L. McPherson	50	Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary
Robert J. Cicero	54	Senior Vice President, General Counsel, Chief Compliance Officer, and Secretary
Susan J. Cupero	61	Vice President, Sales

Mark P. Smith has served as President and Chief Executive Officer since August 2020. Mr. Smith served as Co-President and Co-Chief Executive Officer from January 2020 to August 2020.  Mr. Smith served as President, Manufacturing Services of our company and as President of Manufacturing Services for Smith & Wesson Sales Company (formerly known as American Outdoor Brands Sales Company and Smith & Wesson Corp.), a subsidiary of our company, from March 2016 until January 2020. Mr. Smith served as Vice President of Manufacturing and Supply Chain Management from May 2011 until March 2016 and served as Vice President of Supply Chain Management from May 2010 until May 2011. He was Director Supply Chain Solutions for Alvarez & Marsal Business Consulting, LLC from April 2007 until April 2010. Mr. Smith held various positions for Ecolab, Inc., a developer and marketer of programs, products, and services for the hospitality, foodservice, healthcare, industrial, and energy markets, from March 2001 until April 2007, including Program Manager, Acquisition Integration Manager, Senior Manufacturing Planner, Plant Engineer, and Senior Production / Quality Supervisor. Mr. Smith was a Production Supervisor for Bell Aromatics, a manufacturer of flavors and fragrances, from August 1999 until March 2001.

Deana L. McPherson has served as Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary since August 2020. Ms. McPherson served as Vice President, Chief Accounting Officer, Corporate Controller, and Assistant Treasurer from September 2017 to August 2020. Ms. McPherson served as Vice President, Corporate Controller, and Assistant Treasurer from November 2009 to September 2017. Ms. McPherson served as Corporate Controller from June 2007 to November 2009. From November 2001 to June 2007, Ms. McPherson held a number of increasingly responsible positions for Wood Group PLC, a $5.0 billion international energy services company, including, at her departure, Vice President of Finance for the Heavy Industrial Turbines division.  From November 1995 to November 2001, she served as Accounting Manager of FiberMark DSI, Inc. (formerly Rexam DSI, Inc.), a producer of specialty fiber-based materials in the paper and packaging industry. From June 1992 to November 1995 she was employed as an auditor at Deloitte & Touche LLP. Ms. McPherson is a Certified Public Accountant registered with the Commonwealth of Massachusetts and a Chartered Global Management Accountant.

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

Susan J. Cupero has served as Vice President of Sales of our company since March 2021.  Ms. Cupero has held increasingly higher positions with our company during her 42 years of service, including Director of Independent Distributors from June 20, 2017 until assuming her current position, and Director of Sales Administration from March 2015 until June 2017.

Item 1A. Risk Factors:

The following summarizes material risks of purchasing or owning our common stock.  Additional unknown risks may also impair our financial performance and business operations. Our business, financial condition, and operating results may be materially and adversely affected by the nature and impact of these risks.  In such case, the market value of our common stock could be detrimentally affected, and investors may lose part or all of the value of their investment.  You should carefully consider the risks and uncertainties described below.

We have grouped these risk factors into the following general categories:

•	Risks relating to health, economic, social, political, legislative, and regulatory factors.

•	Risks relating to manufacturing, raw materials and component supply, product development and performance, customer demand, and brand recognition.
•	Risks related to legal proceedings, product recalls, and other product liabilities.
•	Risks relating to intellectual property, information systems, and cybersecurity.
•	Risks relating to certain business matters and securities markets.
•	Risks relating to the spin-off of our outdoor products and accessories business.

Risks Relating to Health, Economic, Social, Political, Legislative, and Regulatory Factors

We are dependent on the proper functioning of our critical facilities, our supply chain, and distribution networks as well as the financial stability of our customers, all of which could be negatively impacted by the coronavirus, or COVID-19, in a manner that could materially adversely affect our business, financial condition, or operating results.

COVID-19 continues to impact worldwide economic activity. The virus was declared a pandemic by the World Health Organization in 2020. The impact of this pandemic has been, and will likely continue to be, extensive in many aspects of society, which has resulted in, and could continue to result in, significant disruptions to the global economy, as well as businesses and capital markets around the world. The facilities of certain of our contract manufacturers and other suppliers are subject to the same and additional risks, especially since some of them are located in Europe and India, where the pandemic remains a significant concern. At this point, the extent to which COVID-19 may impact our results is uncertain, but it could negatively impact our business. A reduction or interruption in any of our manufacturing processes could have a material adverse effect on our business, results of operations, financial condition, and cash flows. The impact of COVID-19 on economic activity, and its effect on our manufacturing facility, supply chain, distribution networks, and our customers remains uncertain at this time and could have a material adverse effect on our results, especially to the extent these effects continue and/or increase in severity over an extended period of time.

Our performance is influenced by a variety of economic, social, political, legislative, and regulatory factors.

Our performance is influenced by a variety of economic, social, political, legislative, and regulatory factors. General economic conditions and consumer spending patterns can negatively impact our operating results. Economic uncertainty, unfavorable employment levels, declines in consumer confidence, increases in consumer debt levels, increased commodity prices, and other economic factors may affect consumer spending on discretionary items and adversely affect the demand for our products. Economic conditions also affect governmental, political, and budgetary policies. As a result, economic conditions also can have an effect on the sale of our products to law enforcement, government, and military customers. The impact of weak consumer credit markets, corporate restructurings, layoffs, high unemployment rates, declines in the value of investments and residential real estate, higher fuel prices, and increases in federal and state taxation can also negatively affect our results of operations.

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

Federal and state legislatures frequently consider legislation relating to the regulation of firearms, including amendment or repeal of existing legislation. Existing laws may also be affected by future judicial rulings and interpretations. These possible changes to existing legislation or the enactment of new legislation may seek to restrict the makeup of a firearm, including limitations on magazine capacity; mandate the use of certain technologies in a firearm; remove existing legal defenses in lawsuits; or ban the sale and, in some cases, the ownership of various types of firearms and accessories. If such restrictive changes to legislation develop, we could find it difficult, expensive, or even impossible to comply with them, impeding new product development and distribution of existing products. In addition, gun-control activists may succeed in imposing restrictions or an outright ban on private firearm ownership. Such restrictions or bans could have a material adverse effect on our business, operating results, and financial condition.

Our business is subject to extensive regulation.

Our business, as well as the business of all producers and marketers of firearms and firearm parts, is subject to numerous federal, state, local, and foreign laws, regulations, and protocols, including the rules and regulations of the ATF. If we fail to comply with ATF rules and regulations, the ATF may limit our activities or growth, fine us, or ultimately put us out of business.

The manufacture, sale, and purchase of firearms are subject to extensive federal, state, and local governmental regulation. The primary federal laws are the National Firearms Act of 1934, or NFA, the Gun Control Act of 1968, or GCA, and the Arms Export Control Act of 1976, or AECA, which have been amended from time to time. The NFA severely restricts the private ownership of fully automatic weapons and heavily regulates other firearms defined in that law and accompanying regulations, including firearm suppressors. The GCA places certain restrictions on the interstate sales of firearms, among other things. Most of our products are governed by U.S. Department of Commerce, and are regulated by Department of Commerce’s Bureau of Industry and Security, or BIS, under the Export Administration Regulations, or EAR. A limited amount of our products are governed by the U.S. Department of State and are subject to the International Traffic in Arms Regulations, or ITAR. We are required to obtain U.S. government authorization for exports, including licensure or other similar authorization prior to engaging in international transactions. The U.S. Government has discretion as to whether to grant a license. In addition, Congress may take action to block a proposed sale of firearms that are export controlled by the Department of State valued at $1 million or higher. Consequently, we may not be able to obtain export licenses, or to complete profitable contracts as a result of political or other reasons that are outside our control. Failure to receive required licenses or authorizations or the termination or suspension of our export privileges could have an adverse effect on our business. Export control laws also impact who is allowed to work in our facilities in most positions. Further, because our manufacturing process includes certain toxic, flammable, and explosive chemicals, we are subject to the Chemical Facility Anti-Terrorism Standards, as administered by the Department of Homeland Security, which requires that we take additional reporting and security measures related to our manufacturing process.

In addition, like many other manufacturers, we are subject to compliance with the Fair Labor Standards Act, the Occupational Safety and Health Act, the data privacy laws of Massachusetts and other jurisdictions, and many other regulations surrounding employment law, environmental law, taxation, and consumer protection.

In addition to federal requirements, state and local laws and regulations may place additional restrictions or prohibitions on firearm ownership and transfer. These laws and regulations vary significantly from jurisdiction to jurisdiction. Some states or other governmental entities have enacted, and others are considering, legislation restricting or prohibiting the ownership, use, or sale of certain categories of firearms, firearm suppressors, ammunition, ammunition feeding devices, or all of these products. Several states require internal or external locking mechanisms for firearms sold in their jurisdictions. Some states mandate, or are considering mandating, certain design features on safety or other grounds. Such legislation could have a material adverse effect on our business, operating results, and financial condition.

Existing industry protections may be repealed or affected by judicial rulings. For example, the Protection of Lawful Commerce in Arms Act of 2005, or the PLCAA, was enacted by Congress in 2005 in order to protect firearms manufacturers and dealers from liability when their legally manufactured and lawfully sold products are later used in criminal acts.  The PLCAA (or the state law equivalent of the PLCAA) could be repealed or amended, and legislation has been introduced in Congress to repeal the law. The PLCAA (or the state law equivalent of the PLCAA) may also be affected by future judicial rulings and interpretations. In Soto v. Bushmaster Firearms International, LLC, a case arising from the mass shooting in Sandy Hook Elementary School in Newtown, Connecticut, the Connecticut Court of Appeals allowed claimants to pursue state claims for unfair trade practices and potentially other theories of liability notwithstanding the immunity granted to firearm manufacturers under the PLCAA. If the PLCAA (or the state law equivalent of the PLCAA) were repealed, amended, or reinterpreted, firearms manufacturers could face a significant increase in litigation, which could have a material adverse effect on our business, operating results, and financial condition.

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

Our foreign sales and purchases of certain components also create a number of logistical and communication challenges. These activities also expose us to various economic, political, and other risks, including the following:

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

We currently maintain an operation in Belgium. As a result, we are exposed to risks in the countries in which we operate, including political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, and political unrest, which could negatively affect our international operations.

Protectionist tariffs and trade wars could harm our business.

The federal government has, at times, put into place tariffs and other trade restrictions with other countries, including limiting trade and/or imposing tariffs on imports from such countries. In addition, other countries have, at times, either threatened or put into place retaliatory tariffs of their own.

We are currently subject to tariffs on certain of our products. Increases in protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, could reduce our ability to sell our products in foreign markets, the ability of foreign customers to purchase our products, and our ability to import products, components, and raw materials from foreign suppliers. The United States has imposed and threatened to impose further tariffs on a variety of products and materials imported from various foreign countries, including firearm components. Tariff policies of the United States may result in retaliatory actions by affected countries, potentially resulting in trade wars and increased costs for goods imported into the United States. Any tariffs that result in increased costs or unavailability of imported products or components that we obtain for resale from foreign suppliers or raw materials used in the production of our products could require us to increase the prices of the products we sell or result in lower gross margins on such products if we are unable to increase the price of such products to our customers. Furthermore, increased pricing on these products could lead to lower consumer demand.

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

Risks Relating to Manufacturing, Raw Materials and Component Supply, Product Development and Performance, Customer Demand, and Brand Recognition

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

Our Springfield, Massachusetts facility is critical to our success, as we currently produce most of our products at this facility.

The Springfield facility also houses our principal research, development, engineering, design, shipping, sales, marketing, finance, and management functions. Any event that causes a disruption of the operation of this facility for even a relatively short period of time would adversely affect our ability to produce and ship many of our products and to provide service to our customers. We frequently make certain changes in our manufacturing operations to modernize the facility and associated equipment and systems as a result of the age of the facility and the need to introduce certain efficiencies in manufacturing and other processes in order to produce our anticipated volume of products in a more efficient and cost-effective manner. We anticipate that we will continue to incur significant capital and other expenditures with respect to the facility, but we may not be successful in continuing to improve efficiencies.

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

We depend on our new distribution center.

We are extremely dependent on our new distribution center in Columbia, Missouri. The facility includes computer controlled and automated equipment. As a result, the operations of the facility are complicated and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, electronic or power interruptions, and other system failures. In addition, because substantially all of our products are distributed from one location, our operations could be interrupted by labor difficulties, extreme or severe weather conditions, or by floods, fires, or other natural disasters near our facility. Our ability to successfully operate the facility depends on numerous factors, including the proper design of the facility, the ability to employ an adequate number of skilled workers to operate the facility, the design and operation of computer controlled and automated systems, the design of software systems to operate the facility, and the integration of the facility into our ERP system. Difficulties or delays in performing any of these critical tasks could negatively impact our operating results.

Our ability to meet customer expectations, manage inventory, complete sales, and achieve objectives for operating profits will depend on our proper operation of the facility.

We rely on our supply chain for our production and any interruptions in these arrangements could disrupt our ability to fill our customers’ orders.

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

We often schedule internal production and place orders for product components and raw materials with third-party suppliers before receiving firm orders from our customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include the following:

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

From time to time, we have been capacity constrained and have been unable to satisfy on a timely basis the demand for some of our products. During the last several fiscal years, we have improved our manufacturing productivity by adding capacity, increasing daily production quantities, increasing operational availability of equipment, reducing machinery down time, extending machinery useful life, and increasing manufacturing efficiency. Future significant increases in consumer demand for our products or increased business from law enforcement or military agencies may require us to expand further our manufacturing capacity, particularly through the purchase of additional manufacturing equipment and the addition of manufacturing space. We may not be able to increase our capacity in time to satisfy increases in demand that may occur from time-to-time, and we may not have adequate financial resources to increase capacity to meet demand. Capacity constraints may prevent us from satisfying customer orders and result in a loss of market share to competitors that are not capacity constrained. At other times we may suffer excess capacity and increased overhead costs, particularly if we increase our capacity to meet actual or anticipated demand and that demand decreases or does not materialize. Various actions that we have taken in the past, such as outsourcing a portion of our production and reducing our expenses, enable us to mitigate the effect of reduced product demand, but such actions cannot totally mitigate the effect of reduced product demand.

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

Most of our major suppliers for our products are U.S.-based and provide materials, components, and parts, such as raw steel, polymer components, and metal-injected-molded components. We have become increasingly dependent on a small number of key vendors that supply components and parts for our firearms as a result of our decision to increase our manufacturing flexibility by using third parties that can supplement our internal capacity to better react to changes in market conditions. We also use numerous raw materials that we purchase from third-party suppliers in producing and testing our products, including steel, wood, lead, brass, and plastics. Inflationary pressures, such as the U.S. is currently experiencing, could result in increases in the cost of the components, parts, raw materials, and other supplies necessary for the production of our products. The costs of these components, parts, raw materials, and other supplies are at competitive rates, and we typically have short-term commitments from our suppliers. In addition, uncertainties related to governmental fiscal policies, including increased duties, tariffs, or other trade restrictions, could increase the prices of components, parts, raw materials, and other supplies we purchase from third-party suppliers. As a result, if we are unable to respond to cost increases for these supplies with selling price increases, our earnings could be adversely impacted.

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

Our brand recognition and reputation are critical aspects of our business. We believe that maintaining and further enhancing our brands is critical to retaining existing customers and attracting new customers. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in our markets continues to develop.

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

The failure to manage our growth effectively could adversely affect our operations. Managing our planned growth effectively may require us to:

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

Although it is not our current strategy, we may, at some point, decide to expand our operations through acquisitions in order to enhance our existing products and offer new products, enter new markets and businesses, strengthen and avoid interruption from our supply chain, and improve our position in current markets and businesses. Acquisitions involve significant risks and uncertainties. We cannot accurately predict the timing, size, and success of any future acquisitions. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. Acquisitions also may become more difficult in the future as we or others acquire the most attractive candidates. Unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions could inhibit our growth and negatively impact our business, operating results, and financial condition.

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

As a part of any potential acquisition, we may engage in discussions with various acquisition candidates. In connection with these discussions, the parties may exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the prospective acquisition candidate may agree not to discuss a potential acquisition with any other party for a specific period of time and agree to take other actions designed to enhance the possibility of the acquisition, such as preparing audited financial information. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues. As a result of these and other factors, a number of potential acquisitions that from time-to-time appear likely to occur do not result in binding legal agreements and are not consummated, but may result in increased legal, consulting, and other costs.

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

For the year ended April 30, 2021, sales to four of our customers exceeded 10% of our net sales from continuing operations and two of our customers accounted for approximately 28.4% of our accounts receivable. For the fiscal year ended April 30, 2020, four of our customers exceeded 10% of our net sales from continuing operations and accounted for approximately 42.2% of our accounts receivable. For the fiscal year ended April 30, 2019, one of our customers accounted for 10.4% of our net sales from continuing operations and one of our customers accounted for approximately 23.1% our accounts receivable.

Liability insurance is expensive and may be difficult to obtain.

Liability insurance coverage is expensive and from time to time may be difficult or impossible to obtain. Our insurance policies are subject to periodic review by our insurers and may not be renewed at all or on similar or favorable terms. Because we manufacture and sell firearms, insurance carriers may decide not to insure us in the future. In addition, if we or other firearms manufacturers sustain significant losses or make significant insurance claims, our ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected. Our liability insurance costs were $5.9 million in fiscal 2021 and $3.9 million in fiscal 2020. An inability to obtain liability insurance, significant increases in the cost of insurance we obtain, or losses in excess of our liability insurance coverage, could have a material adverse effect on us. For the reasons described herein, in fiscal 2020, we established a wholly owned captive insurance company to help mitigate these risks, but the funding by us of such insurance company may not be enough to adequately cover the cost of claims against us, if any.

An inability to reach customers through social platforms could reduce our future growth.

Consumers are increasingly leveraging online platforms, and we face intense pressure to reach our customers through social media platforms.  We plan to continue to expand our brand recognition and product loyalty through social media and our websites, with generation of original content. These efforts are intended to yield greater traffic to our websites and increase our consumer demand. We are subject to deplatforming, whereby our ability to share information on social platforms or websites could be blocked, limiting our ability to reach our customers through such avenues.

Our business is subject to the risk of earthquakes, fire, power outages, floods, and other catastrophic events and to interruption by problems such as terrorism, cyberattacks, or failure of key information technology systems.

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, criminal acts, public health crises, such as pandemics and epidemics, and other similar events. These risks are particularly substantial because we conduct substantially all of our operations from one location. We maintain casualty and business interruption insurance, but it may not adequately protect us from the types and amounts of losses we may incur or from the adverse effect that may be caused by significant disruptions in our product distribution, such as the long-term loss of customers or an erosion of our brand image. In addition, the facilities of certain of our suppliers are subject to the same and additional risks.

Our computer systems may also be vulnerable to computer viruses, criminal acts, denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, or loss of critical data. As we rely heavily on our information technology and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could harm our ability to run our business and either directly or indirectly disrupt our suppliers’ or manufacturers’ businesses, which could harm our business, operating results, and financial condition.

Risks Related to Legal Proceedings, Product Recalls, and Other Product Liabilities

Our business involves the potential for product recalls, product liability, and other claims against us, which could affect our earnings and financial condition.

As a distributor of non-firearm consumer products, such as handcuffs, we are subject to the U.S. Consumer Products Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act of 2008, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous, and similar laws under foreign jurisdictions. Under certain circumstances, the Consumer Products Safety Commission or comparable foreign agency could require us to repurchase or recall one or more of our products. Additionally, other laws and agencies regulate certain consumer products sold by us and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products could be costly and damage our reputation. If we were required to remove, or we voluntarily remove, our products from the market, our reputation could be tarnished, and we might have large quantities of finished products that we could not sell. We also face exposure to product liability claims in the event that one of our products is alleged to have resulted in property damage, bodily injury, or other adverse effects. In addition to the risk of substantial monetary judgments, fines, or penalties that may result from any governmental investigations, product liability claims, or regulatory actions, such events could result in negative publicity that could harm our reputation in the marketplace, adversely impact the value of our brands, and result in an increase in the cost of producing our products. Similar to product liability claims, we face exposure to class action lawsuits related to the performance, safety, or advertising of our products. Such class action lawsuits could result in substantial monetary judgments, injunctions related to the sale of products, and potentially tarnish our reputation.

In fiscal 2020, we formed a wholly owned captive insurance company, which provides product liability insurance to us and our subsidiaries. This captive insurance company was included in our consolidated financial statements for the fiscal year end April 30, 2021 and 2020. Although we maintain product liability insurance in amounts that we believe are reasonable, that insurance is, in most cases, subject to large self-insured retentions for which we are responsible, and we cannot assure you that we will be able to maintain such insurance on acceptable terms, if at all, in the future or that product liability claims will not exceed the amount of insurance coverage. As a result, product recalls or product liability claims could have a material adverse effect on our business, operating results, and financial condition. In addition, we face potential other types of litigation arising out of alleged defects in our products or otherwise, such as class action lawsuits. We do not maintain insurance against many types of claims involving alleged defects in our products that do not involve personal injury or property damage. We spend substantial resources ensuring compliance with governmental and other applicable standards.

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

We have been and may continue to be subject to governmental investigations and inquiries. Such investigations and inquiries could subject us to various sanctions, including significant civil and criminal penalties, the indictment of our company or various of our officers and employees, our being prevented from bidding on domestic military and government contracts, restriction by the U.S. Government, including by the U.S. Department of State or U.S. Department of Commerce on exporting our products, private civil litigation arising out of the outcome of the investigations or inquiries, the diversion of time and attention of our management from normal business operations, and a negative impact on the perception of our company by investors, customers, and others.

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

Risks Relating to Intellectual Property, Information Systems, and Cybersecurity

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

We rely extensively on our information systems to manage our business, data, communications, supply chain, ordering, pricing, billing, inventory replenishment, accounting functions, and other processes. Our systems are subject to damage or interruption from various sources, including computer and telecommunications failures, computer viruses, cyber security breaches, attacks by hackers and other breaches, introduction of malware or ransomware, phishing attacks, denial of service attacks, blocking of authorized service attacks, vandalism, severe weather conditions, power outages, catastrophic events, terrorism, and human error, and our disaster recovery planning cannot account for all eventualities. If our systems are damaged, fail to function properly, or otherwise become compromised or unavailable, we may incur substantial costs to repair or replace them, and we may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business, operating results, and financial condition.

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

We operate our business utilizing SAP, which is a fully integrated ERP system. We continue to implement various modules and additional usages of SAP. Any of those implementations could result in a major disruption to our business, and any disruption could have a negative effect on our business, operating results, and financial condition. In addition, utilizing SAP has required and will continue to require significant resources and refinement to fully realize the expected benefits of the system.

Breaches of our information systems could adversely affect our reputation, disrupt our operations, and result in increased costs and loss of revenue.

There have been an increasing number of cyber security incidents affecting companies around the world, which have caused operational failures or compromised sensitive or confidential corporate data.  Although we do not believe our systems are at a greater risk of cyber security incidents than other similar organizations, such cyber security incidents may result in system disruptions or shutdowns; the loss or compromise of customer, financial, or operational data; loss of assets; disruption of billing, collections, or normal operating activities; disruption of electronic monitoring and control of operational systems; delays in financial reporting and other management functions; and the inability to access or rely upon critical business systems or records or other operational delays or issues. Possible impacts associated with cyber security incidents (which generally are increasing in both frequency and sophistication) may include, among others, remediation costs related to lost, stolen, or compromised data; repairs to data processing systems; increased cyber security protection costs; reputational damage; lawsuits seeking damages; regulatory actions; and adverse effects on our compliance with applicable privacy and other laws and regulations. In the past we have experienced cyber security attacks and breaches, which, to date, have not had a material impact on our operations, but there can be no assurances that any further breach or disruption will not have a material adverse effect on our business, operating results, or financial condition.

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

Risks Relating to Certain Business Matters and Securities Markets

Our operating results may involve significant fluctuations.

Various factors contribute to significant periodic and seasonal fluctuations in our operating results. These factors include the following:

•	market acceptance of our products, including new products;
•	market acceptance and new product introductions by our competitors;
•	the timing of large domestic and international orders;
•	cancellation of existing orders;
•	changes in our sales mix;
•	the cost of new product introductions;
•	problems with our supply chain;
•	the volume of customer orders relative to our capacity;
•	timing of expenditures in anticipation of future customer orders;
•	effectiveness in managing production processes and costs;
•	changes in cost and availability of labor and finished products, product components, and raw materials;
•	ability to manage inventory and inventory obsolescence;
•	pricing and other competitive pressures;
•	changes or anticipated changes in economic, social, political, legislative, and regulatory factors;
•	a material change in federal or state income tax regulations;
•	the outcome of any litigation;
•	adverse publicity surrounding our products, the safety of our products, or the use of our products;
•	changes in amount and or timing of our operating expenses; and
•	changes in laws and regulations that may affect the marketability of our products.

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

Our success depends to a significant extent upon the continued services of our current management team, including Mark P. Smith, our President and Chief Executive Officer. The loss of Mr. Smith, or one or more of our other key executives or employees, could have a material adverse effect on our business. Generally, we do not maintain “key person” insurance policies on the lives of any of our executive officers or any of our other employees. We employ all of our executive officers and key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason, and without advance notice, subject to certain severance obligations upon termination. In order to retain valuable employees, in addition to salary and cash incentives, we regard our ability as a public company to grant stock-based compensation as an important component of our ability to attract and retain key personnel. The value to employees of stock-based compensation over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other companies.

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

A material weakness in our internal control over financial reporting could result in material misstatements in our financial statements.

We are responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As disclosed in Item 9A, “Controls and Procedures,” in fiscal 2020, we identified a material weakness in our control over financial reporting that was remediated in fiscal 2021. A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there was a reasonable possibility that a material misstatement of our annual or interim financial statements might not be prevented or detected on a timely basis. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial statements.

Risks Relating to the Spin-off of our Outdoor Products and Accessories Business

We may be unable to achieve some or all of the benefits we expect to achieve from the spin-off.

On August 24, 2020, we completed the spin-off of our outdoor products and accessories business, American Outdoor Brands, Inc., or AOUT. Although we believe that the spin-off will enhance our long-term value, we may not be able to achieve some or all of the anticipated benefits from the separation of our businesses and the spin-off may adversely affect our business. Separating the businesses resulted in two independent, publicly traded companies, each of which is now a smaller, less diversified and more narrowly focused business than before the spin-off, which makes us more vulnerable to changing market and economic conditions. Additionally, a potential loss of synergies from separating the businesses could negatively impact the balance sheet, profit margins, or earnings of both businesses and the combined value of the common stock of the two publicly traded companies may not be equal to or greater than the value of our common stock had the spin-off not occurred. If we fail to achieve some or all of the benefits that we expect to achieve as a result of the spin-off, or do not achieve them in the time we expect, our results of operations and financial condition could be materially adversely affected.

The AOUT spin-off could result in substantial tax liability to us and our stockholders.

We received opinions of tax advisors substantially to the effect that, for U.S. Federal income tax purposes, the spin-off and certain related transactions qualify for tax-free treatment under certain sections of the Internal Revenue Code. However, if the factual assumptions or representations made by us in connection with the delivery of the opinions are inaccurate or incomplete in any material respect, including those relating to the past and future conduct of our business, we will not be able to rely on the opinions. Furthermore, the opinions are not binding on the IRS or the courts. If, notwithstanding receipt of the opinions, the spin-off transaction and certain related transactions are determined to be taxable, we would be subject to a substantial tax liability. In addition, if the spin-off transaction is taxable, each holder of our common stock who received shares of AOUT in connection with the spin-off would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received.

Even if the spin-off otherwise qualifies as a tax-free transaction, the distribution would be taxable to us (but not to our stockholders) in certain circumstances if future significant acquisitions of our stock or the stock of AOUT are deemed to be part of a plan or series of related transactions that included the spin-off. In this event, the resulting tax liability could be substantial. In connection with the spin-off, we entered into a tax matters agreement with AOUT, pursuant to which AOUT agreed to not enter into any transaction that could cause any portion of the spin-off to be taxable to us without our consent and to indemnify us for any tax liability resulting from any such transaction. In addition, these potential tax liabilities may discourage, delay, or prevent a change of control of us.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth information regarding our principal operating properties and other significant properties as of April 30, 2021.  All the properties listed below are leased except where otherwise indicated.  In general, our operating properties are well maintained, suitably equipped, and in good operating condition.

Location	Facility
North America
United States
Connecticut
Deep River	Plant
Idaho
Meridian(1)	Office
Maine
Houlton(2)	Plant
Massachusetts
Springfield(2)	Executive Offices & Plant
New Hampshire
Somersworth	Research & Development
Missouri
Columbia	Office & Warehouse

Europe
Belgium
Herstal(3)	Office

(1)Property is subleased.
(2)Owned property.
(3)We are in the process of closing this office.

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

Holders

On June 15, 2021, there were 840 record holders of our common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividend Policy

SWBI has paid dividends on a quarterly basis since the spin-off of the outdoor products and accessories business.  Quarterly dividends, when declared, are paid approximately three weeks after earnings are announced. Payment of any cash dividends depends on our financial condition, operating results, and capital requirements as well as other factors deemed relevant by our board of directors. We paid dividends totaling $8.2 million during fiscal 2021. There were no dividends paid prior to fiscal year 2021.

Securities Authorized for Issuance under Equity Compensation Plans

For equity compensation plan information, refer to Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) in Part III of this Annual Report on Form 10-K.

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended April 30, 2021 for (i) our common stock; (ii) the Russell 2000 Index; (iii) a peer group consisting of Sturm, Ruger & Company, Inc., Vista Outdoor, Inc., and National Presto Industries, Inc., (Peer Group on the graph below). The graph assumes an investment of $100 on April 30, 2016 and dividend reinvested. The performance shown is not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

Among Smith & Wesson Brands, Inc., The Russell 2000 Index,

And Peer Group

*	$100 invested on April 30, 2016 in stock or index — including reinvestment of dividends. Fiscal year ending April 30.

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Securities Act.

Repurchases of Common Stock

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the fiscal year ended April 30, 2021 (dollars in thousands, except per share data):

			Total # of Shares	Maximum Dollar
			Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total # of		Announced	Purchased
	Shares	Average Price	Plans or	Under the Plans
Period	Purchased	Per Share (2)	Programs (1)	or Programs
December 1 to January 31, 2020	2,737,489	$18.24	2,737,489	$—
March 1 to April 30, 2021	3,380,447	17.73	3,380,447	40,000
Total	6,117,936	$17.96	6,117,936	$40,000

(1)

On December 15, 2020, our board of directors authorized the repurchase of $50.0 million of our common stock, subject to certain conditions, in the open market or privately negotiated transactions until December 14, 2021. During fiscal 2021, we repurchased 2,737,489 shares of our common stock under this authorization.  On March 2, 2021, our board of directors authorized the repurchase of an additional $100.0 million of our common stock, subject to certain conditions, in the open market or privately negotiated transactions. During fiscal 2021, we repurchased 3,380,447 shares of our common stock for $60.0 million.  Subsequent to fiscal 2021, we completed the second stock repurchase program by purchasing 1,967,420 shares of our common stock for $40.0 million.   We did not repurchase any shares of our common stock during fiscal 2020.

(2)	The average price per share excludes fees paid to acquire the shares.

Item 6. RESERVED

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

The results of our outdoor products and accessories business, which was previously reported as a separate business segment, are being presented as discontinued operations in the consolidated statements of income/(loss) for all periods presented, See Note 3 – Discontinued Operations to our consolidated financial statements for additional information regarding these discontinued operations.  Unless otherwise indicated, any reference to income statement items in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to results from continuing operations.

2021 Highlights

Our operating results for fiscal 2021 included the following:

•

Net sales of $1.1 billion represented an increase of $529.6 million, or 100.0%, over our fiscal 2020 net sales.  The 100.0% increase in net sales was primarily driven by our ability to respond to consistently increased consumer demand over the past year with a 61.6% increase in firearm units produced combined with the cancellation of substantially all promotional activities, which resulted in an increase in average selling prices for nearly all product offerings.

•

Gross profit increased 171.0% over the prior fiscal year, primarily because of lower promotional spending, favorable manufacturing fixed cost absorption, favorable product mix, and price increases.  This increase was partially offset by increased volume-related spending and unfavorable inventory valuation adjustments.

•

Increased net sales and gross margin were driven by heightened consumer demand, which we believe was caused by continued concerns regarding the COVID-19 pandemic, events that raised fears about personal protection, and uncertainty regarding the possibility of increased firearm regulation.

•

Net income was $243.6 million, or $4.40 per diluted share, compared with net income of $27.7 million, or $0.50 per diluted share for the prior fiscal year, primarily as a result of increased net sales across all of our product lines.

•	As noted above, and in Note 3 – Discontinued Operations to our consolidated financial statements, the spin-off of our wholly owned subsidiary AOUT, from our company was completed on August 24, 2020.

Key Performance Indicators

We evaluate the performance of our business based upon operating profit, which includes net sales, cost of sales, selling and administrative expenses, and certain components of other income and expense. We also track our return on invested capital, and we use adjusted EBITDAS (earnings before interest, taxes, depreciation, amortization, and stock-based compensation expense, excluding certain non-operational items), which is a non-GAAP financial metric, as a supplemental measure of our performance in order to provide investors with an improved understanding of underlying performance trends. We evaluate the performance of our products using such measurements as gross margin per unit produced, units produced per day, revenue by trade channel, and incoming orders per day.

External Factors that Impact the Firearm Industry

The firearm industry has been subject to many external factors in the past that have significantly increased the volatility of revenue generated for all companies within the industry. These factors include, among others, fears surrounding crime and terrorism; tragic news events; potential restrictions on the sale or makeup of firearms; actual and potential legislative, judicial, and regulatory actions; economic changes; and changes in the social and political environment, including presidential elections. See Item IA, Risk Factors, for further discussion of external factors that impact the firearm industry.  Although these external factors have created demand surges and volatility in the firearm market, and often make it difficult to predict demand, we believe that those external factors have also likely contributed to a long-term increase in consumer interest in firearms. From 2010 through 2019, this increased consumer interest helped the firearm industry generate a ten-year compound annual growth rate in units of approximately 2.8% according to the ATF. We believe that this expanding base of consumers combined with our strong brand reputation and attractive price points are important factors in our goal to continue increasing our market share. Based on data from calendar 2020, we estimate that we have a 19.0% share of the U.S. consumer market for firearms.

Results of Operations

Net Sales and Gross Profit

The following table sets forth certain information regarding net sales and gross profit for the fiscal years ended April 30, 2021, 2020, and 2019 (dollars in thousands):

	2021	2020	$ Change	% Change	2019
Handguns	$755,735	$390,711	$365,024	93.4%	$336,901
Long Guns	253,340	101,540	151,800	149.5%	107,717
Other Products & Services	50,120	37,367	12,753	34.1%	36,718
Total Revenue	$1,059,195	$529,618	$529,577	100.0%	$481,336
Cost of sales	610,212	363,929	246,283	67.7%	335,052
Gross profit	$448,983	$165,689	$283,294	171.0%	$146,284
% of net sales (gross margin)	42.4%	31.3%			30.4%

The following table sets forth certain information regarding units shipped by trade channel for the fiscal years ended April 30, 2021, 2020, and 2019 (units in thousands):

Total Units Shipped	2021	2020	# Change	% Change	2019
Handguns	2,079	1,253	826	65.9%	1,162
Long Guns	524	295	229	77.6%	327

Sporting Goods Channel Units Shipped	2021	2020	# Change	% Change	2019
Handguns	1,953	1,170	783	66.9%	1,067
Long Guns	508	281	227	80.8%	309

Professional Channel Units Shipped	2021	2020	# Change	% Change	2019
Handguns	126	83	43	51.8%	95
Long Guns	16	14	2	14.3%	18

Fiscal 2021 Net Sales and Gross Profit Compared with Fiscal 2020

Net sales for our handguns increased $365.0 million, or 93.4%, over fiscal 2020 as a result of increased demand for all major product lines, likely as a result of pandemic-related restrictions, fear for personal safety, and concerns over increased firearm regulation resulting from a change in the Presidential administration. Unit shipments of our handguns into the sporting goods consumer channel increased 66.9% over fiscal 2020 as a result of increased demand, which correlates to the 48.9% increase in adjusted background checks for handguns reported to NICS. We believe our outperformance of adjusted NICS was a result of our ability to increase capacity to meet consumer demand, and a consumer preference for our products at the retail level.

Net sales for our long guns increased $151.8 million, or 149.5%, over fiscal 2020 as a result of increased consumer demand for our M&P modern sporting rifles, we believe driven by fear for public safety, concerns over increased firearms regulation resulting from a change in the Presidential administration, and an increased participation in outdoor activities because of COVID-19, partially offset by a bulk sale to clear discontinued products from the channel in the prior year.  Unit shipments into the sporting goods channel increased 80.8% over fiscal 2020 compared with a 40.6% increase in reported NICS checks over the prior comparable period.  We believe that our percentage increase in long gun sales significantly exceeded the increase in NICS because our flexible manufacturing capabilities allowed us to increase production capacity significantly during this period, combined with a consumer preference for our products at the retail level.

Other products and services net sales increased $12.8 million, or 34.1%, over fiscal 2020, primarily because of increased sales of component parts, handcuffs, and business-to-business services.

New products, defined as any new SKU not shipped in the prior year, represented 17.3% of net sales for the 12 months ended April 30, 2021 and included several new M&P branded polymer pistols, many new product line extensions, and promotional products bundle kits for our M&P and Thompson/Center Arms branded products.

Gross margin for fiscal 2021 increased by 171.0% over the prior fiscal year, primarily because of lower promotional spending, favorable manufacturing fixed cost absorption, favorable product mix, and price increases.  This increase was partially offset by increased manufacturing spending, unfavorable inventory valuation adjustments.

Our inventory levels decreased $25.3 million during fiscal 2021, as a result of the increase in consumer demand.  The past year has seen unprecedented demand, which has resulted in internal, distributor, and retail inventories being at historically low levels.

A discussion of our results of net sales and gross profit for the year ended April 30, 2020 compared to the year ended April 30, 2019 is included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended April 30, 2020, filed with the SEC on June 19, 2020.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the fiscal years ended April 30, 2021, 2020, and 2019 (dollars in thousands):

	2021	2020	$ Change	% Change	2019
Research and development	$7,480	$7,364	$116	1.6%	$8,008
Selling, marketing, and distribution	42,603	41,987	616	1.5%	27,693
General and administrative	79,268	66,033	13,235	20.0%	67,066
Total operating expenses	$129,351	$115,384	$13,967	12.1%	$102,767
% of net sales	12.2%	21.8%			21.4%

Fiscal 2021 Operating Expenses Compared with Fiscal 2020

Operating expenses increased $14.0 million over the prior fiscal year. Selling, marketing, and distribution expenses increased $616,000, primarily because of increased freight-related expenses and expenses related to temporary labor, as a result of increased shipments, additional expenses for a consumer firearm safety program, increased co-op advertising expenses for strategic customers, and compensation-related expenses. These increased expenses were partially offset by lower travel and entertainment expenses as a result of COVID-19 and decreased spending on targeted customer promotions. General and administrative expenses increased $13.2 million, primarily because of $3.2 million of increased expenses related to the spin-off, $12.6 million of increased profit-sharing expense, and $1.0 million in donations to the National Shooting Sports Foundation. These increased expenses were partially offset by lower travel and entertainment expensed due to COVID-19, and decreased compensation-related expenses.

Fiscal 2020 Operating Expenses Compared with Fiscal 2019

Operating expenses increased by $12.6 million over fiscal 2019. Research and development expenses decreased $644,000 as a result of decreased compensation-related expenses. Selling and marketing expenses increased primarily as a result of $5.3 million of increased compensation-related expenses, $4.4 million of increased freight and shipping expense, and $2.5 million in depreciation expense related to our distribution center. These increased expenses were partially offset by a decrease in spending on promotional events because of COVID-19.

General and administrative expenses increased $1.0 million because of increased depreciation expenses and other expenses related to the spin-off of our outdoor products and accessories business. These increases were partially offset by decreased compensation-related expenses in connection with the separation of our former President and Chief Executive Officer.

Operating Income from Continuing Operations

The following table sets forth certain information regarding operating income for the fiscal years ended April 30, 2021, 2020, and 2019 (dollars in thousands):

	2021	2020	$ Change	% Change	2019
Operating income from continuing operations	$319,632	$50,305	$269,327	535.4%	$43,517
% of net sales (operating margin)	30.2%	9.5%			9.0%

Fiscal 2021 Operating Income from Continuing Operations Compared with Fiscal 2020

Operating income from continuing operations for fiscal 2021 increased $269.3 million, or 535.4%, over the prior fiscal year, primarily because of increased sales and the resulting improvements in gross margins. Operating income from continuing operations was also favorably impacted by lower promotional product spending, favorable manufacturing fixed-cost absorption, lower travel and entertainment expenses because of COVID-19, and decreased advertising costs. These favorable impacts were partially offset by increased volume-related spending, increased freight-related expenses, and increased profit-sharing expense.

Fiscal 2020 Operating Income from Continuing Operations Compared with Fiscal 2019

Operating income from continuing operations for fiscal 2020 was $50.3 million, an increase of $6.8 million, or 15.6% over fiscal 2019, primarily because of favorable manufacturing fixed cost absorption, favorable inventory valuation adjustments, and lower manufacturing spending, as well as decreased compensation-related expenses in connection with the separation of our former President and Chief Executive Officer. These increases in operating income from continuing operations were partially offset by increased promotional product discounts and targeted customer promotions, increased depreciation and compensation-related expenses related to the new distribution center, increased expenses related to the spin-off of our outdoor products and accessories business, and increased expenses related to the COVID-19 pandemic.

Other Income

The following table sets forth certain information regarding operating income for the fiscal years ended April 30, 2021, 2020, and 2019 (dollars in thousands):

	2021	2020	$ Change	% Change	2019
Other income	$2,252	$495	$1,757	354.9%	$477

Other income for fiscal 2021increased $1.8 million, or 354.9%, over the prior fiscal year, primarily as a result of the sublease of the distribution center to AOUT, whereby AOUT subleases from us 59.0% of our distribution center under the same terms as the master lease.

Interest (Expense)

The following table sets forth certain information regarding interest expense for the fiscal years ended April 30, 2021, 2020, and 2019 (dollars in thousands):

	2021	2020	$ Change	% Change	2019
Interest expense	$(3,919)	$(11,625)	$(7,706)	-66.3%	$(9,790)

Interest expense decreased by $7.7 million from the prior fiscal year as a result of lower overall outstanding debt during fiscal 2021 resulting from increased cash generation that enabled us to repay all amounts outstanding on our revolving line of credit.

Interest expense increased by $1.8 million over fiscal 2019 as a result of interest recorded related to our capital lease for our new distribution center and additional borrowings outstanding on our revolving line of credit during the fiscal year.

Income Tax Expense

The following table sets forth certain information regarding income tax expense for the fiscal years ended April 30, 2021, 2020, and 2019 (dollars in thousands):

	2021	2020	$ Change	% Change	2019
Income tax expense	$74,394	$11,522	$62,872	545.7%	$9,284
% of income from operations (effective tax rate)	23.4%	29.4%		-6.0%	27.1%

We recorded income tax expense of $74.4 million for fiscal 2021, $62.9 million higher than the prior fiscal year, primarily because of increased profitability. The effective tax rates were 23.4% and 29.4% for fiscal 2021 and 2020, respectively. The effective tax rate decreased by 6.0% as a result of non-deductible expenses impacting taxable income to a lesser extent as taxable income rises. In addition, prior year income tax expense included higher non-deductible spin-related transaction costs.

We recorded income tax expense of $11.5 million for fiscal 2020, $2.2 million higher than 2019, primarily because of increased profitability. The effective tax rates were 29.4% and 27.1% for fiscal 2020 and 2019, respectively. The increase in rate was due to higher non-deductible spin-related costs in fiscal 2020.

Income from Continuing Operations

The following table sets forth certain information regarding net income and the related per share data for the fiscal years ended April 30, 2021, 2020, and 2019 (dollars in thousands, except per share data):

	2021	2020	$ Change	% Change	2019
Income from continuing operations	$243,571	$27,653	$215,918	780.8%	$24,920
Net income per share
Basic - continuing	$4.46	$0.50	$3.96	792.0%	$0.46
Diluted - continuing	$4.40	$0.50	$3.90	780.0%	$0.45

Fiscal 2021 Income from Continuing Operations Compared with Fiscal 2020

Net income increased $215.9 million, or $3.90 per diluted share, over the prior fiscal year for reasons outlined above.

Fiscal 2020 Income from Continuing Operations Compared with Fiscal 2019

Net income increased $2.7 million, or $0.05 per diluted share, over the prior fiscal year for reasons outlined above.

Liquidity and Capital Resources

Our principal cash requirements are to (1) finance the growth of our operations, including working capital and capital expenditures, and (2) return capital to our stockholders.  Capital expenditures for new product development, additional manufacturing capacity, and repair and replacement of equipment represent important cash needs.

The following table sets forth certain cash flow information for the fiscal years ended April 30, 2021, 2020, and 2019 (dollars in thousands):

	2021	2020	$ Change	% Change	2019
Operating activities	$317,260	$80,835	$236,425	292.5%	$51,098
Investing activities	(22,261)	(12,084)	(10,177)	84.2%	(29,696)
Financing activities	(303,758)	3,380	(307,138)	-9086.9%	(30,468)
Total cash flow	$(8,759)	$72,131	$(80,890)	-112.1%	$(9,066)

Operating Activities

Operating activities from continuing operations represent the principal source of our cash flow.

Cash provided by operating activities from continuing operations was $317.3 million in fiscal 2021, or $236.4 million higher than the prior fiscal year. Cash generated by operating activities from continuing operations for fiscal 2021 was favorably impacted by net income of $274.3 million before depreciation and amortization, an incremental $26.2 million decrease in inventory from the prior year due to increased shipments to meet consumer demand, an incremental $21.5 million increase in accounts payable due to increased manufacturing purchases and timing of payments, an incremental $12.6 million increase in profit sharing, and a $10.8 million increase in management incentive bonus accruals due to higher income from continuing operations. These favorable impacts were partially offset by an incremental $46.7 million of decreased accrued expenses, primarily due to lower promotional product discount accruals and the payment of deferred federal excise tax liabilities allowed by the Tax and Trade Bureau as a result of the COVID-19 pandemic, and a $5.6 million incremental increase in accounts receivable due to timing of shipments.

We anticipate that inventory levels will remain relatively flat in the first quarter of fiscal 2022 as we continue to meet current consumer demand.

Cash provided by operating activities from continuing operations was $80.8 million in fiscal 2020, or $29.7 million higher than fiscal 2019. Cash generated by operating activities from continuing operations for fiscal 2020 was favorably impacted by net income of $59.6 million before depreciation and amortization, a $28.9 million incremental decrease in accounts receivable due to the timing of shipments and customer payments, and a $28.3 million incremental increase in accrued expenses, primarily due to an increase in promotional product discount accruals and the postponement of federal excise tax payments as a result of the COVID-19 pandemic. These favorable impacts were partially offset by an incremental $15.9 million of decreased payroll and incentive accruals due to the payment of higher management incentive bonuses during the year and the separation of our former President and Chief Executive Officer and a $8.6 million incremental increase in inventory.

Investing Activities

Cash used in investing activities in fiscal 2021 was $22.3 million, or $10.2 million higher than fiscal 2020. We recorded capital expenditures of $22.1 million for fiscal 2021, $9.6 million higher than fiscal 2020 due to expenditures required to increase manufacturing capacity.

Cash used in investing activities in fiscal 2020 was $12.1 million, or $17.6 million lower than in fiscal 2019.  We recorded capital expenditures of $12.4 million for fiscal 2020, $18.5 million lower than fiscal 2019 due to increased spending in the prior year related to our distribution center.

Financing Activities

Cash used in financing activities was $303.8 million in fiscal 2021 compared with cash provided by financing activities of $3.4 million in fiscal 2020. Cash used in financing activities during the fiscal year was primarily a result of a net repayment of $160.0 million of borrowings on our credit facility, funding a distribution of $25.0 million to our subsidiary housing our discontinued operations, and $110.0 million of share repurchases.

Cash provided by financing activities was $3.4 million in fiscal 2020, compared with a cash usage of $30.5 million in fiscal 2019. Cash generated from operations and not earmarked for investments in our business would historically been used to reduce the balance of our revolving credit facility but was not in fiscal 2020 solely as a precaution related to the COVID-19 pandemic.

Finance Lease – We are party to a $46.2 million lease for our distribution center in Columbia, Missouri, which has an effective rate of approximately 5.0% and is payable in 240 monthly installments through fiscal 2039.  The building is pledged to secure the amounts outstanding.  During the fiscal year, we paid $949,000 in principal payments relating to this finance lease. In connection with the completion of the Separation on August 24, 2020, we entered into an agreement with AOUT to sublease them 59.0% of this facility under the same terms as the master lease. We have recorded $1.7 million of income related to this sublease agreement, which is recorded in other income/(expense) in our condensed consolidated statement of income/(loss) and comprehensive income/(loss).

Credit Facilities - As of April 30, 2021, we had no outstanding indebtedness. However, we maintain an unsecured revolving line of credit with TD Bank, N.A. and other lenders, or the Lenders, which includes availability up to $100.0 million at any one time. The revolving line provides for availability for general corporate purposes, with borrowings to bear interest at either the Base Rate or LIBOR rate, plus an applicable margin based on our consolidated leverage ratio, as of April 30, 2021.  The credit agreement also provides a swingline facility in the maximum amount of $5.0 million at any one time (subject to availability under the revolving line). Each swingline loan bears interest at the Base Rate, plus an applicable margin based on our consolidated leverage ratio. In response to a Springing Lien Triggering Event (as defined in the credit agreement), we would be required to enter into certain documents that create in favor of TD Bank, N.A., as administrative agent, and the lenders party to such documents as legal, valid, and enforceable first priority lien on the collateral described therein. Subject to the satisfaction of certain terms and conditions described in the credit agreement, we have an option to increase the revolving line by an aggregate amount not exceeding $50.0 million. The revolving line matures on the earlier of August 24, 2025, or the date that is six months in advance of the earliest maturity of any permitted notes under the credit agreement.

The credit agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. We were in compliance with all debt covenants as of April 30, 2021.

Share Repurchase Programs - On December 15, 2020, our board of directors authorized the repurchase of $50.0 million of our common stock, subject to certain conditions, in the open market or privately negotiated transactions until December 14, 2021. During fiscal 2021, we repurchased 2,737,489 shares of our common stock under this authorization.  On March 2, 2021, our board of directors authorized the repurchase of an additional $100.0 million of our common stock, subject to certain conditions, in the open market or privately negotiated transactions. During fiscal 2021, we repurchased 3,380,447 shares of our common stock for $60.0 million. Subsequent to fiscal 2021, we completed the second stock repurchase program by purchasing 1,967,420 shares of our common stock for $40.0 million. We did not repurchase any shares of our common stock during fiscal 2020 or 2019.

At April 30, 2021, we had $113.0 million in cash and cash equivalents on hand.

Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations for the next 12 months.

Our future capital requirements will depend on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, and costs to enhance the equipment and software at our distribution center.

Inflation

We do not believe that inflation had a material impact on us during fiscal 2021, 2020, or 2019.

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

Warranty

We generally provide a limited one-year warranty and a lifetime service policy to the original purchaser of our new firearm products. We either provide a limited one-year, or a limited-lifetime warranty to the original purchaser of most of our other products. We will also repair or replace certain products or parts found to be defective under normal use and service with an item of equivalent value, at our option, without charge during the warranty period. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We adjust accruals as warranty claims data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize could be adversely impacted.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to the variable interest rate associated with our credit agreement, which consists of a $100.0 million revolving line of credit that bears interest at a variable rate equal to LIBOR or prime, at our election, plus an applicable margin based on our consolidated leverage ratio. For more information regarding our financing arrangements, see Note 7 — Notes, Loans Payable, and Financing Arrangements. As of April 30, 2021, we did not have any borrowings outstanding on the revolving line. Had there been borrowings, they would have borne an interest rate of 1.61%, which is equal to the LIBOR rate plus an applicable margin.

Item 8. Financial Statements and Supplementary Data

Reference is made to our consolidated financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this report, which financial statements, notes, and report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of April 30, 2021, the end of the period covered by this Annual Report on Form-10-K. Based on that evaluation, we have concluded that, as of the end of the period covered by this Annual Report on Form-10-K, our disclosure controls and procedures were effective to provide such reasonable assurance.

Management’s Annual Report on Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on that evaluation, management believes that our internal control over financial reporting was effective as of April 30, 2021.

The effectiveness of our internal control over financial reporting as of April 30, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which also audited our consolidated financial statements for the year ended April 30, 2021. Deloitte & Touche LLP's report on our internal control over financial reporting is included herein.

Previously Disclosed Material Weakness

We disclosed in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended April 30, 2020 that we had identified a material weakness in internal controls related to the preparation and review of the goodwill impairment analysis.  The material weakness resulted in audit adjustments to goodwill pertaining to our former Outdoor Products & Accessories reporting unit that were recorded in our consolidated financial statements as of and for the year ended April 30, 2020 prior to the issuance of those financial statements.

Remediation of Material Weakness in Internal Control over Financial Reporting

Due to our remediation actions, management has concluded that the material weakness identified as of April 30, 2020 has been eliminated as of April 30, 2021. We will continue to monitor and evaluate the effectiveness of these remedial actions and make further changes as deemed appropriate. We devoted considerable effort to remediate the material weakness that was identified as of April 30, 2020, which is evidenced by the following actions which were completed during fiscal 2021:

•	evaluated policies and procedures related to calculating deferred taxes associated with changes in goodwill;
•	assessed protocols around third-party service reliance; and
•	implemented changes in the controls around management review of third-party service providers credentials, and reliance.

Inherent Limitations on the Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and we are is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

(1) Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the financial statements or notes above.

(b) Exhibits

Exhibit Number	Exhibit

2.12	Plan of Merger, dated May 29, 2020, by and between American Outdoor Brands Corporation and Smith & Wesson Brands, Inc. (1)
2.13***	Separation and Distribution Agreement, dated as of August 21, 2020, by and between the Registrant and American Out Brands, Inc. (2)

3.1	Amended and Restated Bylaws (3)

3.4	Second Amended and Restated Articles of Incorporation (4)

3.9(a)	Certificate of Withdrawal of Certificate of Designation (5)

3.10	Articles of Merger (1)

4.1	Form of Common Stock Certificate (6)

4.2	Description of Securities

10.51**	Agreement with Respect to Defense of Smith & Wesson: Firearms Litigation, dated as of November 11, 2004 (7)

10.72*

Form of Indemnity Agreement entered into with the following directors and executive officers: As of June 4, 2007 with Deana L. McPherson; and as of June 29, 2009 with Barry M. Monheit, Michael F. Golden, Robert L. Scott and John B. Furman; as of December 14, 2011 with Mark P. Smith; as of April 24, 2013 with Robert J. Cicero; as of February 5, 2016 with Anita Britt; as of June 23, 2020 with Susan J. Cupero; and as of May 3, 2021 with Fred M. Diaz and Denis G. Suggs (8)

10.100*	Amended and Restated 2011 Employee Stock Purchase Plan (9)

10.107(a)*	Smith & Wesson Brands, Inc. Executive Severance Pay Plan (10)

10.108*	Adoption Agreement to the Smith & Wesson Nonqualified Supplemental Deferred Compensation Plan (11)

10.109*	Smith & Wesson Nonqualified Supplemental Deferred Compensation Plan Document (11)

10.110*	2013 Incentive Stock Plan (12)

10.111(b)*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2015 (13)

Exhibit Number	Exhibit
10.111(c)*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2020

10.112(b)*	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made in 2020

10.112(c)*	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in 2021

10.114	Lease Agreement, dated October 26, 2017, by and between Ryan Boone County, LLC and Smith & Wesson Corp. (14)

10.115	Guaranty, dated October 26, 2017, entered into by the Registrant (14)

10.117*	Separation Agreement and Release, dated February 26, 2020, by and between the Registrant and P. James Debney (15)

10.119*	Employment Agreement, executed April 4, 2020 and effective as of January 15, 2020, by and between Mark P. Smith and the Registrant (16)
10.120*	Agreement, dated as of August 5, 2020, by and between Jeffrey D. Buchanan and the Registrant (17)

10.121	Transition Services Agreement dated as of August 21, 2020, by and between the Registrant and American Outdoor Brands, Inc (2)

10.122	Tax Matters Agreement, dated as of August 21, 2020, by and between the Registrant and American Outdoor Brands, Inc. (2)

10.123	Employee Matters Agreement, dated as of August 21, 2020, by and between the Registrant and American Outdoor Brands, Inc. (2)
10.124***	Trademark License Agreement, dated as of August 24, 2020, by and between Smith & Wesson Inc. and AOB Products Company (2)
10.125***	Sublease, dated as of August 24, 2020, by and between the Smith & Wesson Sales Company and American Outdoor Brands, Inc. (2)
10.126***	Supply Agreement, dated as of August 24, 2020, by and between Crimson Trace Corporation, as Supplier, and Smith & Wesson Inc. (2)
10.127***	Supply Agreement, dated as of August 24, 2020, by and between AOB Products Company, as Supplier, and Smith & Wesson Inc. (2)
10.128***	Amended and Restated Credit Agreement, dated as of August 24, 2020, by and among the Registrant, Smith & Wesson Sales Company, Smith & Wesson, Inc., the Guarantors, the Lenders, and TD Bank, N.A. (2)
10.129*	Separation and Release Agreement, dated as of May 24, 2021, by and between Robert J. Cicero and the Registrant (18)

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

Exhibit Number	Exhibit

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensatory arrangement.
**

An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, of portions of this exhibit. These portions have been omitted from this exhibit.

***

Certain schedules and exhibits have been omitted from this filing pursuant to Item 601(a) (5) of the Regulation S-K. We agree to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2020.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on August 26, 2020.
(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on April 12, 2019.
(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on April 8, 2019.
(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 1, 2013.
(6)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 19, 2020.
(7)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on March 10, 2005.
(8)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 30, 2009.
(9)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 28, 2012.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 9, 2020.
(11)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 20, 2013.
(12)	Incorporated by reference to the Registrant’s Form S-8 filed with the SEC on December 20, 2013.
(13)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 22, 2015.
(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 31, 2017.
(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 28, 2020.
(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on April 9, 2020.
(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on August 11, 2020.
(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 24, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH & WESSON BRANDS, INC.
/s/ Mark P. Smith
Mark P. Smith President and Chief Executive Officer

Date: June 17, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Mark P. Smith	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 17, 2021
Mark P. Smith

/s/ Deana L. McPherson	Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary (Principal Financial and Accounting Officer)	June 17, 2021
Deana L. McPherson

/s/ Robert L. Scott	Chairman of the Board	June 17, 2021
Robert L. Scott

/s/ Michael F. Golden	Vice Chairman of the Board	June 17, 2021
Michael F. Golden

/s/ Anita D. Britt	Director	June 17, 2021
Anita D. Britt

	Director	June 17, 2021
Fred M. Diaz

/s/ John B. Furman	Director	June 17, 2021
John B. Furman

/s/ Barry M. Monheit	Director	June 17, 2021
Barry M. Monheit

	Director	June 17, 2021
Denis G. Suggs

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Smith & Wesson Brands, Inc. Springfield, Massachusetts

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Smith & Wesson Brands, Inc. and subsidiaries (the "Company") as of April 30, 2021 and 2020, the related consolidated statements of income/(loss) and comprehensive income/(loss), changes in stockholders’ equity, and cash flows, for each of the three years in the period ended April 30, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Tax-Free Determination of the Divestiture of American Outdoor Brands, Inc. (“AOUT”) Business – Refer to Note 3 to the financial statements.

Critical Audit Matter Description

As described in Note 3 to the consolidated financial statements, on August 10, 2021, the Company completed the spin-off of its AOUT business into an independent, publicly traded company.

The spin-off was affected through a stock distribution to the Company’s shareholders. As disclosed by management, the divestiture of the AOUT business was determined to qualify for U.S. Federal tax-free treatment under certain sections of the Internal Revenue Code. The determination of the transaction as tax-free requires management to make significant judgments about the interpretation of tax laws and regulations.

We identified the determination by management of the spin-off as a tax-free transaction for US Federal income tax purposes to be a critical audit matter because of the complexity of the interpretation and application of the Internal Revenue Code (“Code”), the materiality of the potential tax consequences, and the need to involve our income tax specialists when performing audit procedures to evaluate the U.S. Federal taxability of the spin-off.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of the U.S Federal taxability of the spin-off included the following, among others:

•	We tested the effectiveness of controls over management’s evaluation of the spin-off as tax free for U.S. Federal income tax.
•

We inspected the opinion from the Company’s outside legal counsel and external tax advisor that management utilized in forming their conclusions on U.S. Federal taxability of the spin-off, including certain interpretations of the Code and related statutes.

•

We inspected meeting minutes of the Board of Directors and its committees, income tax filings, support from external advisors, historical financial results of the Company and AOUT, and contracts associated with the spin-off for corroborating or contradictory evidence.

•

We obtained written representations from management concerning management’s intent associated with future transactions that could affect U.S. Federal taxability and we obtained representations made by AOUT management that it does not intend to cause any transactions that could affect the Company’s U.S. Federal taxability.

•

We assessed the key facts and assumptions in the opinion from the Company’s outside legal counsel and external tax advisor detailing the requirements under the Code and specifying how such requirements were met.

•	With the assistance of our income tax specialists, we evaluated management’s conclusion that the requirements were met to qualify the spin-off as tax free for U.S. Federal income tax purposes.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

June 17, 2021

We have served as the Company’s auditor since 2014.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of:
	April 30, 2021	April 30, 2020
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$113,017	$125,011
Accounts receivable, net of allowances for credit losses of $107 on April 30, 2021 and $1,038 on April 30, 2020	67,442	60,879
Inventories	78,477	103,741
Prepaid expenses and other current assets	8,408	7,556
Current assets of discontinued operations	—	94,673
Income tax receivable	909	1,595
Total current assets	268,253	393,455
Property, plant, and equipment, net	141,612	147,739
Intangibles, net	4,417	4,375
Goodwill	19,024	19,024
Other assets of discontinued operations	—	148,485
Other assets	13,082	16,437
	$446,388	$729,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,337	$31,476
Accrued expenses and deferred revenue	33,136	57,678
Accrued payroll and incentives	17,381	12,448
Accrued income taxes	1,157	5,503
Accrued profit sharing	14,445	2,197
Accrued warranty	2,199	3,297
Current liabilities of discontinued operations	—	17,372
Total current liabilities	125,655	129,971
Deferred income taxes	904	457
Notes and loans payable, net of current portion	—	159,171
Finance lease payable, net of current portion	38,786	39,873
Other non-current liabilities of discontinued operations	—	2,299
Other non-current liabilities	14,659	10,626
Total liabilities	180,004	342,397
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 74,222,127 issued and 49,937,329 shares outstanding on April 30, 2021 and 73,526,790 shares issued and 55,359,928 shares outstanding on April 30, 2020	74	74
Additional paid-in capital	273,431	267,630
Retained earnings	325,181	341,716
Accumulated other comprehensive income	73	73
Treasury stock, at cost (24,284,798 shares on April 30, 2021 and 18,166,862 on April 30, 2020)	(332,375)	(222,375)
Total stockholders’ equity	266,384	387,118
	$446,388	$729,515

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

	For the Year Ended April 30,
	2021	2020	2019
	(In thousands, except per share data)
Net sales	$1,059,195	$529,618	$481,336
Cost of sales	610,212	363,929	335,052
Gross profit	448,983	165,689	146,284
Operating expenses:
Research and development	7,480	7,364	8,008
Selling, marketing, and distribution	42,603	41,987	27,693
General and administrative	79,268	66,033	67,066
Total operating expenses	129,351	115,384	102,767
Operating income from continuing operations	319,632	50,305	43,517
Other income/(expense), net:
Other income/(expense), net	2,252	495	477
Interest expense, net	(3,919)	(11,625)	(9,790)
Total other income/(expense), net	(1,667)	(11,130)	(9,313)
Income from continuing operations before income taxes	317,965	39,175	34,204
Income tax expense	74,394	11,522	9,284
Income from continuing operations	243,571	27,653	24,920
Discontinued operations:
Income/(loss) from discontinued operations, net of tax	8,478	(88,883)	(6,510)
Net income/(loss)	252,049	(61,230)	18,410
Comprehensive income/(loss):
Other comprehensive loss, net of tax	—	(547)	(1,069)
Comprehensive income/(loss):	$252,049	$(61,777)	$17,341
Net income/(loss) per share:
Basic - continuing operations	$4.46	$0.50	$0.46
Basic - net income/(loss)	$4.62	$(1.11)	$0.34
Diluted - continuing operations	$4.40	$0.50	$0.45
Diluted - net income/(loss)	$4.55	$(1.10)	$0.33
Weighted average number of common shares outstanding:
Basic	54,613	54,983	54,483
Diluted	55,352	55,665	55,216

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income/(Loss)	Shares	Amount	Equity
Balance at April 30, 2018	72,434	$72	$253,616	$389,146	$1,689	18,167	$(222,375)	$422,148
Proceeds from exercise of employee stock options	48	—	304	—	—	—	—	304
Stock-based compensation - continuing operations	—	—	6,947	—	—	—	—	6,947
Stock-based compensation - discontinued operations	—	—	1,045	—	—	—	—	1,045
Shares issued under employee stock purchase plan	231	—	1,918	—	—	—	—	1,918
Change in unrealized loss on interest rate swap, net of tax effect	—	—	—	—	(1,069)	—	—	(1,069)
Impact of adoption of accounting standard updates	—	—	—	(4,610)	—	—	—	(4,610)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	151	1	(650)	—	—	—	—	(649)
Net income	—	—	—	18,410	—	—	—	18,410
Balance at April 30, 2019	72,864	73	263,180	402,946	620	18,167	(222,375)	444,444
Proceeds from exercise of employee stock options	67	—	254	—	—	—	—	254
Stock-based compensation - continuing operations	—	—	2,357	—	—	—	—	2,357
Stock-based compensation - discontinued operations	—	—	564	—	—	—	—	564
Shares issued under employee stock purchase plan	380	—	1,873	—	—	—	—	1,873
Change in unrealized loss on interest rate swap, net of tax effect	—	—	—	—	(547)	—	—	(547)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	216	1	(598)	—	—	—	—	(597)
Net loss	—	—	—	(61,230)	—	—	—	(61,230)
Balance at April, 2020	73,527	74	267,630	341,716	73	18,167	(222,375)	387,118
Proceeds from exercise of employee stock options	201	—	1,540	—	—	—	—	1,540
Stock-based compensation - continuing operations	—	—	4,706	—	—	—	—	4,706
Stock-based compensation - discontinued operations			184					184
Shares issued under employee stock purchase plan	205	—	1,614	—	—	—	—	1,614
Issuance of common stock under restricted stock unit awards, net of shares surrendered	289	—	(2,243)	—	—	—	—	(2,243)
Repurchase of treasury stock	—	—	—	—	—	6,118	(110,000)	(110,000)
Dividends issued	—	—	—	(8,223)	—	—	—	(8,223)
Spin-off of outdoor products and accessories business	—	—	—	(260,361)	—	—	—	(260,361)
Net income	—	—	—	252,049	—	—	—	252,049
Balance at April, 2021	74,222	$74	$273,431	$325,181	$73	24,285	$(332,375)	$266,384

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended April 30,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Income from continuing operations	$243,571	$27,653	$24,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,575	31,972	29,046
(Gain)/loss on sale/disposition of assets	154	419	(460)
Provision for losses on notes and accounts receivable	(739)	(585)	1,027
Deferred income taxes	447	(260)	409
Change in fair value of contingent consideration	—	100	—
Stock-based compensation expense	4,706	2,357	6,947
Changes in operating assets and liabilities:
Accounts receivable	(5,824)	(198)	(29,075)
Inventories	25,264	(911)	7,670
Prepaid expenses and other current assets	(852)	(3,124)	1,436
Income taxes	(3,643)	6,196	1,781
Accounts payable	25,540	4,043	4,566
Accrued payroll and incentives	4,933	(5,831)	10,075
Accrued profit sharing	12,248	(355)	1,386
Accrued expenses and deferred revenue	(24,633)	21,755	(6,528)
Accrued warranty	(1,098)	(1,126)	(680)
Other assets	1,579	1,131	(967)
Other non-current liabilities	4,032	(2,401)	(455)
Cash provided by operating activities - continuing operations	317,260	80,835	51,098
Cash (used in)/provided by operating activities - discontinued operations	(1,926)	13,901	6,001
Net cash provided by operating activities	315,334	94,736	57,099
Cash flows from investing activities:
Refunds on machinery and equipment	310	—	—
Receipts from note receivable	—	786	74
Payments to acquire patents and software	(632)	(429)	(211)
Proceeds from sale of property and equipment	113	—	1,336
Payments to acquire property and equipment	(22,052)	(12,441)	(30,895)
Cash used by investing activities - continuing operations	(22,261)	(12,084)	(29,696)
Cash used by investing activities - discontinued operations	(1,143)	(1,874)	(5,131)
Net cash used in investing activities	(23,404)	(13,958)	(34,827)
Cash flows from financing activities:
Proceeds from loans and notes payable	25,000	228,225	50,000
Cash paid for debt issuance costs	(450)	(875)	—
Payments on finance lease obligation	(996)	(900)	(741)
Payments on notes and loans payable	(185,000)	(224,600)	(81,300)
Distribution to discontinued operations	(25,000)	—	—
Payments to acquire treasury stock	(110,000)	—	—
Dividend distribution	(8,223)	—	—
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	3,154	2,127	2,222
Payment of employee withholding tax related to restricted stock units	(2,243)	(597)	(649)
Cash (used in)/provided by financing activities - continuing operations	(303,758)	3,380	(30,468)
Cash used in financing activities - discontinued operations	(166)	—	—
Net cash (used in)/provided by financing activities	(303,924)	3,380	(30,468)
Net (decrease)/increase in cash and cash equivalents	(11,994)	84,158	(8,196)
Cash and cash equivalents, beginning of period	125,011	40,853	49,049
Cash and cash equivalents, end of period	$113,017	$125,011	$40,853
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$3,306	$11,103	$9,473
Income taxes	$80,874	$6,935	$10,567

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Year Ended April 30,
	2021	2020	2019
	(In thousands)
Purchases of property and equipment included in accounts payable	$746	$436	$565
Change in fair value of interest rate swap	—	—	1,393
Purchase of property and equipment funded by capital lease	—	—	24,271
Capital lease obligation	—	—	24,271
Changes in note receivable	—	—	1,007
Machinery and equipment on deposit placed into service	1,855	—	—
Adoption of ASU 2016-02:
Changes in other assets for operating lease obligations	—	11,821	—
Change in property and equipment	—	3,276	—
Changes in finance lease liabilities	—	(4,245)	—
Changes in lease liabilities for operating lease obligations	—	12,790	—

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

   We are one of the world’s leading manufacturers and designers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, bolt action rifles, and muzzleloaders), handcuffs, suppressors, and other firearm-related products for sale to a wide variety of customers, including firearm enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our products under the Smith & Wesson, M&P, Thompson/Center Arms, and Gemtech brands. We manufacture our products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut. We also sell our manufacturing services to other businesses to level-load our factories. We sell those services under our Smith & Wesson and Smith & Wesson Precision Components brands.

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

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Smith & Wesson Brands, Inc. and its wholly owned subsidiaries, including Smith & Wesson Inc., Smith & Wesson Sales Company, and SWPC Plastics, LLC. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at April 30, 2021 and 2020 and for the periods presented, have been included. All intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments — Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments not held for trading purposes, approximate the carrying values of such amounts because of their short-term nature or market rates of interest.

Cash and Cash Equivalents — We consider all highly liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts. As of April 30, 2021, all of our accounts exceeded federally insured limits.

Financial Instruments — We account for derivative instruments under Accounting Standards Codification (“ASC”) 815-10, Fair Value Measurements and Disclosure Topic, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires us to recognize these instruments as either assets or liabilities on the balance sheet and measure them at fair value. As of April 30, 2021, we did not have any Level 2 financial instruments within the hierarchy. See Note 6 – Notes, Loans Payable, and Financing Arrangements for more information regarding our financial instruments.

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

For the year ended April 30, 2021, four of our customers exceeded 10% of our net sales and accounted for approximately 45.0% of our net sales. Two of these customers each accounted for more than 10% of our accounts receivable for a total of 28.4%. For the fiscal year ended April 30, 2020, four of our customers accounted for more than 10% of our net sales and accounted for approximately 43.9% of our net sales and three customers accounted for approximately 45.3% of our accounts receivable. For the fiscal year ended April 30, 2019, one of our customers accounted for 10.4% of our net sales and one of our customers accounted for 23.1% of our accounts receivable.

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

We generally sell our products free on board, or FOB, shipping point and provide payment terms to most commercial customers ranging from 20 to 90 days of product shipment with a discount available to some customers for early payment. Generally, framework contracts define the general terms of sales, including payment terms, freight terms, insurance requirements, and cancelation provisions. Purchase orders define the terms for specific sales, including description, quantity, and price of each product purchased. We estimate variable consideration relative to the amount of cash discounts to which customers are likely to be entitled. In some instances, we provide longer payment terms, particularly as it relates to our fall dating programs for hunting sales, which represent payment terms due in the fall for certain orders of hunting products received in the spring and summer. As a result of utilizing practical expedience upon the adoption of ASC 606, we do not consider these extended terms to be a significant financing component of the contract because the payment terms are less than one year. In all cases, we consider our costs related to shipping and handling to be a cost of fulfilling the contract with the customer.

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

The following table provides a reconciliation of the net income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings/(loss) per common share (in thousands, except per share data):

	For the Year Ended April 30,
	2021	2020	2019
Net income/(loss)
Income from continuing operations	$243,571	$27,653	$24,920
Income/(loss) from discontinued operations	8,478	(88,883)	(6,510)
Net income/(loss)	$252,049	$(61,230)	$18,410
Weighted average shares outstanding — Basic	54,613	54,983	54,483
Effect of dilutive stock awards	739	682	733
Weighted average shares outstanding — Diluted	55,352	55,665	55,216
Earnings/(loss) per share — Basic
Income from continuing operations	$4.46	$0.50	$0.46
Income/(loss) from discontinued operations	$0.16	$(1.62)	$(0.12)
Net income/(loss)	$4.62	$(1.11)	$0.34
Earnings/(loss) per share — Diluted
Income from continuing operations	$4.40	$0.50	$0.45
Income/(loss) from discontinued operations	$0.15	$(1.60)	$(0.12)
Net income/(loss)	$4.55	$(1.10)	$0.33

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All of our outstanding stock options and restricted stock units, or RSUs, were included in the computation of diluted earnings per share for the years ended April 30, 2021 and 2020.

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

In accordance with ASC 350, Intangibles-Goodwill and Other, we test goodwill for impairment on an annual basis on February 1 and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the operating units to their carrying amounts to assess whether impairment is present. We have reviewed the provisions of ASC 350-20, with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on this review, following the Separation, we had concluded that we have one operating unit when reviewing ASC 350-20.

We review the fair value of our goodwill based on financial performance annually.  As of our last valuation date, February 1, 2021, we had $19.0 million of goodwill and its fair value significantly exceeded its carrying value, based on EBITDAS, cashflow, and market capitalization. Our assumptions related to the development of fair value could deviate materially from actual results and forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our financial results of operations.

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

Warranty — We generally provide a limited one-year warranty and a lifetime service policy to the original purchaser of our new firearm products. We either provide a limited one-year, or a limited-lifetime warranty to the original purchaser of most of our products. We will also repair or replace certain products or parts found to be defective under normal use and service with an item of equivalent value, at our option, without charge during the warranty period. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We adjust accruals as warranty claims data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize would be adversely impacted.

From time to time, we have experienced certain manufacturing and design issues with respect to some of our firearms and have initiated some product recalls and safety alerts. In October 2020, we initiated a recall for certain models of our M&P Shield EZ pistols manufactured between March 1, 2020 and October 31, 2020 because some hammers manufactured by our supplier were cracked and could potentially cause a discharge without depressing the trigger. The remaining estimated cost of all recalls, safety alerts, and consumer advisories is $323,000, which is recorded in accrued warranty on our consolidated balance sheet. The remaining balance relates to a general accrual related to standard warranty costs for products shipped in the ordinary course of business.

Warranty expense for the fiscal years ended April 30, 2021, 2020, and 2019 amounted to $5.2 million, $1.8 million, and $2.7 million, respectively.

The following table sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the fiscal years ended April 30, 2021, 2020, and 2019 (in thousands):

Balance as of April 30, 2019	5,026
Warranties issued and adjustments to provisions	1,757
Warranty claims	(2,887)
Balance as of April 30, 2020	3,896
Warranties issued and adjustments to provisions	5,163
Warranty claims	(3,366)
Balance as of April 30, 2021	$5,693

Sales and Promotional Related Expenses — We present product sales in our consolidated financial statements, net of customer promotional program costs that depend upon the volume of sales. For promotional program costs that do not depend on the volume of sales, we record promotional costs in cost of goods sold. The total of all our promotional programs amounted to $10.5 million, $43.6 million, and $39.2 million for the fiscal years ended April 30, 2021, 2020, and 2019, respectively. We have a co-op advertising program at the retail level. We expensed costs amounting to $15.2 million, $9.2 million, and $8.0 million for fiscal 2021, 2020, and 2019, respectively, as selling and marketing expenses.

Shipping and Handling — In the accompanying consolidated financial statements, we included amounts billed to customers for shipping and handling in net sales. Beginning in fiscal 2020, inbound freight charges and internal transfer costs are included in cost of goods sold; however, costs incurred to distribute products to customers is included in selling, marketing, and distribution expenses. As a result of this change, we recorded $4.4 million of costs in selling, marketing, and distribution expenses that would have been recorded in cost of sales in fiscal 2019. Prior to fiscal 2020, we included costs relating to shipping and handling charges, including inbound freight charges, internal transfer costs, and the other costs of our distribution network, in cost of goods sold.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Insurance Reserves — In January 2020, we formed a wholly owned captive insurance company, which provides product liability insurance to us and our subsidiaries. This captive insurance company was recorded in our consolidated financial statements for the fiscal year ended April 30, 2021 and 2020. We are self-insured through retentions or deductibles for the majority of our workers’ compensation, automobile, general liability, product liability, and group health insurance programs. Self-insurance amounts vary up to $10.0 million per occurrence; however, we believe the likelihood of reaching the maximum per occurrence limit is remote. We record our liability for estimated premiums and incurred losses in the accompanying consolidated financial statements on an undiscounted basis.

Recently Issued Accounting Standards — In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-02, Leases (Topic 842), or ASU 2016-02, which amends the existing guidance to require lessees to recognize right-of-use assets and lease liabilities in a classified balance sheet. The most prominent among the changes in the standard is the requirement for lessees to recognize right-of-use assets and lease liabilities for those leases classified as operating leases under current GAAP. The requirements of ASU 2016-02 are effective for financial statements for annual periods beginning after December 15, 2018, and early adoption is permitted. We used the optional transitional method allowed by ASU 2018-11, Leases (Topic 842): Targeted Improvements. Under this method, we applied the standard using the modified retrospective method with an adoption date of May 1, 2019. We elected to use the package of practical expedients, which permits us to not reassess certain lease contract provisions. We adopted ASU 2016-02 effective May 1, 2019 and recognized right-of-use assets of $11.5 million and lease liabilities of $12.8 million. The difference between the right-of-use assets and the lease liabilities of $1.3 million is a result of the reclassification of deferred rent and lease incentive liabilities primarily relating to our real estate operating leases into the right-of use assets, which had no impact to retained earnings. See also Note 4 — Leases, for more information.

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize credit losses to be incurred over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. The requirements of ASU 2016-13 are effective for financial statements for annual periods beginning after December 15, 2019, and early adoption is permitted. We adopted ASU 2016-13 on May 1, 2020, and the adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", an update that amends and simplifies the accounting for income taxes by removing certain exceptions in existing guidance and providing new guidance to reduce complexity in certain areas. The guidance will be effective in the first quarter of the year ending April 30, 2022 with early adoption permitted. We are evaluating the impact that adopting this guidance will have on our consolidated financial statements.

3. Discontinued Operations

On November 13, 2019, we announced the Separation. On the Distribution Date, at 12:01 a.m. Eastern Time, we completed the Separation of our wholly owned subsidiary, American Outdoor Brands, Inc., a Delaware corporation, or AOUT, from our company. The Separation was treated as tax-free for U.S. federal income tax purposes and was achieved through the transfer of all the assets and legal entities, subject to any related liabilities, associated with our outdoor products and accessories business to AOUT, or the Transfer, and the distribution of 100% of the AOUT outstanding capital stock to holders of our common stock, or the Distribution, as of the close of business on August 10, 2020, or the Record Date. In connection with the Distribution, our stockholders received one share of AOUT common stock for every four shares of our common stock held as of the close of business on the Record Date. Following the Distribution, AOUT became an independent, publicly traded company, and we retain no ownership interest in AOUT. During the fiscal year ended April 30, 2021, we recorded $8.4 million in general and administrative expenses related to the Separation and there was no gain/(loss) recognized for the Separation. In connection with the Separation, we distributed $25.0 million in cash to AOUT.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our common stock continues to trade on the Nasdaq Global Select Market under the new ticker symbol “SWBI,” and AOUT common stock is now trading on the Nasdaq Global Select Market under the ticker symbol “AOUT.” The outdoor products and accessories business historical financial data is recorded as discontinued operations. Please refer to our Current Report on Form 8-K filed on August 26, 2020 for more information regarding the Separation. As a result of the Separation, we divested net assets of $260.4 million, which included the $25.0 million cash distribution to AOUT.

The results of AOUT were previously reported in our Outdoor Products & Accessories segment. The historical financial data of the outdoor products and accessories business through August 23, 2020 is recorded as discontinued operations in income/(loss) from discontinued operations in the condensed consolidated financial statements. During the fiscal year ended April 30, 2021, 2020, and 2019, income/(loss) from discontinued operations, net of tax was $8.5 million, ($88.9) million, and ($6.5) million, respectively.

In connection with the Separation, we entered into several agreements with AOUT that govern the relationship of the parties following the Separation, including the Separation and Distribution Agreement, the Tax Matters Agreement, the Transition Services Agreement, and the Employee Matters Agreement. Under the terms of the Transition Services Agreement, both companies agreed to provide each other certain transitional services, including information technology, information management, human resources, employee benefits administration, facilities, and other limited finance and accounting related services, for periods up to 24 months. Payments for transition services are recorded in other income/(expense) in our condensed consolidated financial statements.

The following table summarizes the major line items for the outdoor products and accessories business that are included in income/(loss) from discontinued operations, net of tax, in the condensed consolidation statements of income/(loss) and comprehensive income/(loss):

	For the Years Ended April 30,
	2021	2020	2019
	(In thousands)
Net revenues	$61,249	$148,776	$156,942
Cost of sales	27,147	79,760	76,994
Operating expenses	23,458	168,140	85,408
Interest income/(expense), net	112	21	(6)
Other income/(expense), net	—	(21)	—
Income/(loss) from discontinued operations before income taxes	$10,756	$(99,124)	$(5,466)
Income tax expense/(benefit)	2,278	(10,241)	1,044
Income/(loss) from discontinued operations, net of tax	$8,478	$(88,883)	$(6,510)

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

	As of:
	April 30, 2021	April 30, 2020
	(In thousands)
Cash and cash equivalents	$—	$387
Accounts receivable, net	—	32,554
Inventories	—	60,450
Prepaid expenses and other current assets	—	1,282
Property, plant, and equipment, net	—	9,678
Intangible assets, net	—	69,379
Goodwill	—	64,581
Deferred income taxes	—	2,950
Other assets	—	1,897
Total assets of discontinued operations	$—	$243,158
Current liabilities	$—	$17,372
Other non-current liabilities	—	2,299
Total liabilities of discontinued operations	$—	$19,671

4. Leases

We lease certain of our real estate, machinery, photocopiers, and vehicles under non-cancelable operating lease agreements.

We recognize expenses for our operating lease assets and liabilities at the commencement date based on the present value of lease payments over the lease term. Our leases do not provide an implicit interest rate. We use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Our lease agreements do not require material variable lease payments, residual value guarantees, or restrictive covenants. For operating leases, we recognize expense on a straight-line basis over the lease term. Tenant improvement allowances are recorded as an offsetting adjustment included in our calculation of the respective right-of-use asset.

Many of our leases include renewal options that enable us to extend the lease term. The execution of those renewal options is at our sole discretion and renewals are reflected in the lease term when they are reasonably certain to be exercised. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts of assets and liabilities related to our operating and financing leases as of April 30, 2021 were as follows (in thousands):

	Balance Sheet Caption	April 30, 2021
Operating Leases
Right-of-use assets		$7,126
Accumulated amortization		(2,363)
Right-of-use assets, net	Other assets	$4,763

Current liabilities	Accrued expenses and deferred revenue	$1,309
Non-current liabilities	Other non-current liabilities	3,630
Total operating lease liabilities		$4,939
Finance Leases
Right-of-use assets		$40,986
Accumulated depreciation		(4,231)
Right-of-use assets, net	Property, plant, and equipment, net	$36,755

Current liabilities	Accrued expenses and deferred revenue	$1,087
Non-current liabilities	Finance lease payable, net of current portion	38,786
Total finance lease liabilities		$39,873

During the fiscal year ended April 30, 2021, we recorded $1.8 million of operating lease costs, of which $216,000 related to short-term leases that were not recorded as right-of-use assets. We recorded $2.1 million of finance lease amortization and $2.0 million of financing lease interest expense during fiscal 2021. As of April 30, 2021, our weighted average lease term and weighted average discount rate for our operating leases was 4.1 years and 4.5%, respectively. As of April 30, 2021, our weighted average lease term and weighted average discount rate for our financing leases were 17.5 years and 5.0%, respectively, and consisted primarily of our distribution center located in Columbia, Missouri. The building is pledged to secure the amounts outstanding. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

With the completion of the Separation, we entered into a sublease under which AOUT subleases from us 59.0% of our distribution center under the same terms applicable to us under the master lease. During the fiscal year ended April 30, 2021, we recorded $1.7 million of income related to this sublease agreement, which is recorded in other income/(expense) in our condensed consolidated statements of income/(loss) and comprehensive income/(loss).

The following table represents future expected undiscounted cashflows, based on the sublease agreement to AOUT, to be received on an annual basis for the next five years and thereafter, as of April 30, 2021 (in thousands):

Fiscal	Amount
2022	$1,864
2023	1,897
2024	1,930
2025	1,964
2026	1,998
Thereafter	28,546
Total future sublease receipts	38,199
Less amounts representing interest	(13,335)
Present value of sublease receipts	$24,864

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future lease payments for all our operating and finance leases for succeeding fiscal years is as follows (in thousands):

	Operating	Financing	Total
2022	$1,549	$3,056	$4,605
2023	1,557	3,071	4,628
2024	1,549	3,125	4,674
2025	330	3,180	3,510
2026	311	3,235	3,546
Thereafter	404	45,548	45,952
Total future lease payments	5,700	61,215	66,915
Less amounts representing interest	(761)	(21,342)	(22,103)
Present value of lease payments	4,939	39,873	44,812
Less current maturities of lease liabilities	(1,309)	(1,087)	(2,396)
Long-term maturities of lease liabilities	$3,630	$38,786	$42,416

During the fiscal year ended April 30, 2021, the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $4.7 million.

5. Revenue Recognition and Contracts with Customers

We record our outstanding performance obligations related to sales promotions in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on May, 1, 2018. When evaluating our performance obligations, we disaggregate revenue based on major product lines, which are disclosed in Note 7 — Net Sales. Domestic sales account for 98% of our total net sales. There are no significant judgments or estimates used in the determination of performance obligations, and the transaction price for the performance obligations are allocated on a pro-rata basis. There are no other contract costs that need to be considered based on the nature of our performance obligations.

The following table outlines changes in the balance of our outstanding performance obligations during the year ended April 30, 2021, and 2020 (in thousands):

	2021	2020
Outstanding performance obligations at beginning of period	$14,744	$12,213
Revenue recognized	(14,957)	(48,576)
Revenue deferred	3,120	51,107
Outstanding performance obligations at end of period	$2,907	$14,744

During fiscal 2021, we recognized $15.0 million of deferred revenue, of which $13.7 million was previously deferred as of April 30, 2020, as the performance obligations relating to sales promotions were satisfied. This recognition of revenue was partially offset by $3.1 million of additional deferred revenue for outstanding performance obligations incurred during fiscal 2021. This resulted in a $11.8 million net increase in revenue recognized during fiscal 2021. We estimate that the majority of the revenue from outstanding performance obligations as of April 30, 2021 will be recognized during our first half of fiscal 2022.

During fiscal 2020, we recognized $48.6 million of deferred revenue, of which $10.5 million was previously deferred as of April 30, 2019, as the performance obligations relating to sales promotions were satisfied. This recognition of revenue was partially offset by $51.1 million of additional deferred revenue for outstanding performance obligations incurred during fiscal 2020. This resulted in a $2.5 million net decrease in revenue recognized during fiscal 2020.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Notes, Loans Payable, and Financing Arrangements

Credit Facilities — On August 24, 2020, we and certain of our subsidiaries entered into an amended and restated credit agreement, or the Amended and Restated Credit Agreement, with certain lenders; including TD Bank, N.A., as administrative agent; TD Securities (USA) LLC and Regions Bank, as joint lead arrangers and joint bookrunners; and Regions Bank, as syndication agent. The Amended and Restated Credit Agreement amended and restated out former credit agreement dated as of June 15, 2015. The Amended and Restated Credit Agreement is currently unsecured; however, should any Springing Lien Trigger Event (as defined in the Amended and Restated Credit Agreement) occur, we and certain of our subsidiaries would be required to enter into certain documents that create in favor of TD Bank, N.A., as administrative agent, and the lenders party to such documents a legal, valid, and enforceable first priority Lien on the Collateral described therein.

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

As of April 30, 2021, we did not have any borrowings outstanding on the Revolving Line. Had there been borrowings, they would have borne an interest rate of 1.61%, which is equal to the LIBOR rate plus an applicable margin.

The Amended and Restated Credit Agreement contains customary limitations, including limitations on indebtedness, liens, fundamental changes to business or organizational structure, investments, loans, advances, guarantees, and acquisitions, asset sales, dividends, stock repurchases, stock redemptions, and the redemption or prepayment of other debt, and transactions with affiliates. We are also subject to financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio, all of which were met as of April 30, 2021.

Letters of Credit – At April 30, 2021, we had outstanding letters of credit aggregating $2.7 million, which included a $1.5 million letter of credit to collateralize our captive insurance company.

Debt Issuance Costs — We recorded, in notes payable, $450,000 of debt issuance costs during the fiscal year ended April 30, 2021 and wrote off $689,000 of debt issuance costs remaining from the $875,000 of debt issuance costs incurred during the fiscal year ended April 30, 2020. We did not record any debt issuance costs during the fiscal year ended April 30, 2019. These remaining costs are being amortized to expense over the life of the credit facility. In total, we amortized $890,553, $687,000, and $431,000 to interest expense for all debt issuance costs in fiscal 2021, 2020, and 2019, respectively, including write-offs related to extinguishment.

7. Net Sales

The following table sets forth the breakdown of net sales for the fiscal years ended April 30, 2021, 2020, and 2019 (in thousands):

	For the Years Ended April 30,
	2021	2020	2019
Handguns	$755,735	$390,711	$336,901
Long Guns	253,340	101,540	107,717
Other Products & Services	50,120	37,367	36,718
Total Net Sales	$1,059,195	$529,618	$481,336

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We sell our products and services under our Smith & Wesson, M&P, Gemtech, Thompson/Center Arms, and Smith & Wesson Precision Components brands. Depending upon the product or service, our customers primarily include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; businesses; and retailers.

We sell our products worldwide. The following table sets forth the breakdown of export net sales included in the above table. Our export net sales accounted for 2%, 4%, and 5% of total net sales for the fiscal years ended April 30, 2021, 2020, and 2019, respectively (in thousands):

	For the Years Ended April 30,
Region	2021	2020		2019
Europe	$5,742	$6,280		$9,724
Asia	7,255	6,022		3,441
Latin America	4,473	2,284		3,105
All others international	4,382	5,129		10,012
Total international net sales	$21,852	$19,715	(a)	$26,282

(a)	Our international sales were negatively impacted in our fourth fiscal quarter of 2020 as a result of the COVID-19 pandemic.

8. Advertising Costs

We expense advertising costs, primarily consisting of magazine advertisements, printed materials, and television advertisements, either as incurred or upon the first occurrence of the advertising. Advertising expense, included in selling and marketing expenses, for the fiscal years ended April 30, 2021, 2020, and 2019, amounted to $12.5 million, $13.6 million, and $13.4 million, respectively.

9. Property, Plant, and Equipment

The following table summarizes property, plant, and equipment as of April 30, 2021 and 2020 (in thousands):

	April 30, 2021	April 30, 2020
Machinery and equipment	$284,947	$266,018
Software and hardware	46,648	45,710
Building and improvements	36,525	34,132
Land and improvements	2,817	3,787
Right of use assets	40,986	40,986
	411,923	390,633
Less: Accumulated depreciation and amortization	(277,862)	(249,621)
	134,061	141,012
Construction in progress	7,551	6,727
Total property, plant, and equipment, net	$141,612	$147,739

Depreciation of tangible assets and amortization of software expense amounted to $30.1 million, $30.5 million, and $28.1 million for the fiscal years ended April 30, 2021, 2020, and 2019, respectively.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes depreciation and amortization expense, which includes amortization of intangibles and debt financing costs, by line item for the fiscal years ended April 30, 2021, 2020, and 2019 (in thousands):

	For the Years Ended April 30,
	2021	2020	2019
Cost of sales	$21,026	$21,142	$20,760
Research and development	519	584	545
Selling and marketing	533	446	530
General and administrative (a)	8,606	9,113	6,780
Interest expense	891	687	431
Total depreciation and amortization	$31,575	$31,972	$29,046

(a)

General and administrative expenses included $330,644, $344,527, and $286,261 of amortization for the fiscal years ended April 30, 2021, 2020, and 2019, respectively, which were recorded as a result of our acquisitions.

10. Inventories

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or market, as of April 30, 2021 and 2020 (in thousands):

	April 30, 2021	April 30, 2020
Finished goods	$21,528	$60,400
Finished parts	41,738	29,619
Work in process	7,918	6,787
Raw material	7,293	6,935
Total inventories	$78,477	$103,741

11. Accrued Expenses and Deferred Revenue

The following table sets forth other accrued expenses as of April 30, 2021 and 2020 (in thousands):

	April 30, 2021	April 30, 2020
Accrued taxes other than income (a)	$12,210	$21,256
Accrued employee benefits	4,780	4,407
Accrued other	3,451	5,456
Deferred revenue (b)	2,907	14,744
Accrued professional fees	2,804	3,675
Accrued distributor incentives	2,414	2,253
Accrued rebates and promotions	2,174	3,335
Current portion of operating lease obligation	1,309	1,506
Current portion of finance lease obligation	1,087	1,046
Total accrued expenses and deferred revenue	$33,136	$57,678

(a)	Decrease in accrued taxes other than income is due to the deferral of federal excise tax payments allowed by the Tax and Trade Bureau as a result of the COVID-19 pandemic as of April 30, 2020.
(b)	Decrease in deferred revenue due to the fulfillment of performance obligations related to promotional activity.

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $113.0 million and $125.0 million as of April 30, 2021 and 2020, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

We currently do not have any Level 2 or Level 3 financial assets or liabilities as of April 30, 2021.

13. Self-Insurance Reserves

As of April 30, 2021 and 2020, we had reserves for workers’ compensation, product liability, municipal liability, and medical/dental costs totaling $9.5 million and $9.0 million, respectively, of which $5.0 million and $4.5 million, respectively, was classified as other non-current liabilities. As of April 30, 2021 and 2020, $4.5 million and $4.5 million, respectively, were included in accrued expenses on the accompanying consolidated balance sheets. In addition, as of April 30, 2021 and 2020, $614,000 and $620,000, respectively, of workers’ compensation recoverable was classified as other assets. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in the workers’ compensation, product liability, municipal liability, and medical/dental reserves in the fiscal years ended April 30, 2021 and 2020 (in thousands):

	For the Year Ended April 30,
	2021	2020
Beginning balance	$9,011	$8,423
Additional provision charged to expense	2,484	19,608
Payments	(2,026)	(19,020)
Ending balance	$9,469	$9,011

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability, municipal liability, workers’ compensation, and other matters when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable. As of April 30, 2021 and 2020, we had accrued reserves for product and municipal litigation liabilities of $4.0 million and $3.7 million, respectively (of which $2.9 million and $2.6 million, respectively, was non-current), consisting entirely of expected legal defense costs. In addition, as of April 30, 2021, we did not record any receivables from insurance carriers related to these liabilities. During fiscal 2020, we had recorded receivables from insurance carriers related to these liabilities of $1.9 million, nearly all of which has been classified as other assets.

14. Stockholders’ Equity

Treasury Stock

During fiscal 2021, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market, or privately negotiated transactions until December 14, 2021. During fiscal 2021, we completed this stock repurchase program by purchasing 2,737,489 shares of common stock for $50.0 million utilizing cash on hand. On March 2, 2021, our board of directors authorized the repurchase of an additional $100.0 million of our common stock, subject to certain condition, in the open market, or in privately negotiated transaction until March 1, 2022. Pursuant to the second authorization, during fiscal 2021, we purchased 3,380,447 shares of our common stock for $60.0 million using cash on hand. Subsequent to fiscal 2021, we completed the second stock repurchase program by purchasing 1,967,420 of our common stock for $40.0 million utilizing cash on hand.

Incentive Stock and Employee Stock Purchase Plans

We have two stock incentive plans, or SPs: the 2004 Incentive Stock Plan and the 2013 Incentive Stock Plan. New grants under the 2004 Incentive Stock Plan have not been made since the approval of the 2013 Incentive Stock Plan at our September 23, 2013 annual meeting of stockholders. All new grants covering all participants are issued under the 2013 Incentive Stock Plan. The remaining grants under the 2004 Incentive Stock Plan were exercised in the fiscal year ended, April 30, 2021.

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

The number of shares and weighted average exercise prices of options for the fiscal years ended April 30, 2021, 2020, and 2019 are as follows:

	For the Year Ended April 30,
	2021		2020		2019
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	200,667	$7.70	267,761	$6.76	316,160	$6.69
Exercised during the period	(200,667)	7.67	(67,094)	3.97	(48,399)	6.28
Canceled/forfeited during period	—	—	—	—	—
Options outstanding, end of period	—	—	200,667	$7.70	267,761	$6.76
Weighted average remaining contractual life	—		0.43 years		2.35 years
Options exercisable, end of period	—	—	200,667	$7.70	267,761	$6.76
Weighted average remaining contractual life	—		0.43 years		2.35 years

As of April 30, 2021, there were 3,967,603 shares available for grant under the 2013 Incentive Stock Plan. We use our unissued share pool for all shares issued for options, restricted stock awards, or RSUs, performance share units, performance-based restricted stock units, or PSUs, and shares issued under our Employee Stock Purchase Plan, or ESPP.

In connection with the spin-off of AOUT, as of August 24, 2020, there was one option award outstanding that could be converted into 10,000 shares of SWBI common stock. Under the terms of the Employee Matters Agreement between us and AOUT, the holder of the outstanding SWBI options was granted a pro rata number of AOUT options with the price of the SWBI options reduced at a pro rata value to the amount of awards granted of AOUT options. Incremental compensation expense associated with this change in the award was immaterial and recognized fully in fiscal 2021.

There were no outstanding and exercisable stock options as of April 30, 2021. The aggregate intrinsic value of outstanding and exercisable stock options as of April 30, 2020 and 2019 was $356,000, $826,000, respectively. The aggregate intrinsic value of the options exercised for the years ended April 30, 2021, 2020, and 2019 was $2.9 million, $260,000, and $285,000, respectively.

The following table summarizes stock compensation expense by line item for the fiscal years ended April 30, 2021, 2020, and 2019 (in thousands):

	For the Years Ended April 30,
	2021	2020		2019
Cost of sales	$740	$667		$694
Research and development	71	79		62
Selling and marketing	767	155		337
General and administrative	3,128	1,456		5,854
Total stock-based compensation	$4,706	$2,357	(a)	$6,947

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	The decrease in general and administrative stock-based compensation expense from fiscal 2019 was because of the separation of our former President and Chief Executive Officer.

We grant service-based RSUs to employees, consultants, and directors. The awards are made at no cost to the recipient. An RSU represents the right to acquire one share of our common stock and does not carry voting or dividend rights. Except in specific circumstances, RSU grants to employees generally vest over a period of three or four years with one-third or one-fourth of the units vesting, respectively, on each anniversary date of the grant date. RSU grants to directors generally vest over a period of one year with one-twelfth of the units vesting each month. The aggregate fair value of our RSU grants is amortized to compensation expense over the applicable vesting period.

In connection with the spin-off of AOUT, we adjusted outstanding RSU awards in accordance with the terms of the Employee Matters Agreement between us and AOUT.  For directors and certain executives, a pro rata number of RSUs were issued of AOUT RSUs with terms that matched original SWBI RSU.  For all other employees, we adjusted the underlying shares of outstanding RSUs to preserve the intrinsic value of the awards immediately before the spin-off.  The adjustment of the underlying shares was determined using a ratio based on the relative values of the SWBI pre-distribution stock value and the SWBI post-distribution stock value. The outstanding awards continue to vest over their original vesting periods. We will recognize $380,000 of incremental compensation expense costs related to the adjustment of PSUs, and $740,000 of compensation expense related to the adjustment of RSUs, for a total of $1.1 million. During the fiscal year, we recognized expense of $738,000 relating to total incremental compensation cost.

We grant PSUs to our executive officers. At the time of grant, we calculate the fair value of our PSUs using the Monte-Carlo simulation. We incorporate the following variables into the valuation model:

	For the Years Ended April 30,
	2021	2020	2019
Grant date fair market value
Smith & Wesson Brands, Inc	$ 16.99 - 17.27	$7.80	$9.85
Russell 2000 Index	$ 1,526.46 - 1,571.21	$1,138.78	$1,591.21
Volatility (a)
Smith & Wesson Brands, Inc	59.09% - 61.34%	54.02%	45.19%
Russell 2000 Index	27.62% - 29.27%	24.66%	15.65%
Correlation coefficient (b)	0.1242 - 0.1302	0.11	0.14
Risk-free interest rate (c)	0.16% - 0.22%	0.35%	2.23%
Dividend yield (d)	0.95%	0%	0%

(a)	Expected volatility is calculated over the most recent period that represents the remaining term of the performance period as of the valuation date, or three years.
(b)	The correlation coefficient utilizes the same historical price data used to develop the volatility assumptions.
(c)	The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bill, commensurate with the three-year performance period.
(d)	We did not pay dividends in fiscal 2020 and 2019.

The PSUs vest, and the fair value of such PSUs are recognized, over the corresponding three-year performance period. Our PSUs have a maximum aggregate award equal to 200% of the target amount granted. Generally, the number of PSUs that may be earned depends upon the total stockholder return, or TSR, of our common stock compared with the TSR of the Russell 2000 Index, or RUT, over the three-year performance period. For PSUs, our stock must outperform the RUT by 5% in order for the target award to vest. In addition, there is a cap on the number of shares that can be earned under our PSUs, which is equal to six times the grant-date value of each award.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the spin-off of AOUT and in accordance with the terms of the Employee Matters Agreement between us and AOUT, all outstanding PSU awards were adjusted such that the performance criteria relative to SWBI share price was modified to compare the market cap of SWBI for the 90 days subsequent to the original grant date to the combined market cap of SWBI and AOUT for the 90 days preceding the original vest date.  The change in the market cap will be compared to the change in the value of the Russell 2000 index for the same period.  In addition, a pro rata number of AOUT PSUs were granted at the time of the spin to each SWBI PSU recipient with the same terms as the underlying original SWBI PSU.

In connection with the retirement of our former chief financial officer, 50,200 PSUs were converted to RSUs for immediate delivery during the fiscal year.

In certain circumstances, the vested awards will be delivered on the first anniversary of the applicable vesting date. We have applied a discount to the grant date fair value when determining the amount of compensation expense to be recorded for these RSUs and PSUs.

During the fiscal year ended April 30, 2021, we granted 36,308 PSUs to certain of our executive officers. We also granted 234,007 service-based RSUs during the year ended April 30, 2021, including 68,461 RSUs to certain of our executive officers, 25,570 RSUs to our directors, and 139,976 RSUs to non-executive officer employees. Compensation expense recognized related to grants of RSUs and PSUs was $3.4 million for the fiscal year ended April 30, 2021.

During the fiscal year ended April 30, 2021, we canceled 88,365 service-based RSUs, of which 57,547 RSUs was a result of the spin-off, and 30,818 RSUs was as a result of the service period condition not being met. We canceled 92,500 PSUs of which 28,800 PSUs was a result of the spin-off and 63,700 was a result of the three-year stock performance targets were not being achieved. We delivered 50,200 shares of common stock to our former chief financial officer under vested PSUs with a total market value of $1.3 million, under the terms of his retirement. We delivered 357,345 shares of common stock to current employees under vested RSUs with a total market value of $5.8 million.

During the fiscal year ended April 30, 2020, we granted 105,767 PSUs to certain of our executive officers and 32,050 PSUs to non-executive officer employees. We also granted 400,483 service-based RSUs during the year ended April 30, 2020, including 113,770 RSUs to certain of our executive officers, 115,600 RSUs to our directors, and 211,073 RSUs to non-executive officer employees. Compensation expense recognized related to grants of RSUs and PSUs was $2.3 million for the fiscal year ended April 30, 2020.

During the fiscal year ended April 30, 2020, we canceled 232,793 service-based RSUs as a result of the service period condition not being met and 367,025 PSUs as the three-year stock performance targets were not achieved. We delivered 296,139 shares of common stock to current employees under vested RSUs with a total market value of $2.6 million.

During the year ended April 30, 2019, we granted 181,600 PSUs to certain of our executive officers. We also granted 360,185 service-based RSUs during the year ended April 30, 2019, including 167,818 RSUs to certain of our executive officers, 49,509 RSUs to our directors, and 142,858 RSUs to non-executive officer employees. Compensation expense recognized related to grants of RSUs and PSUs was $7.3 million for the fiscal year ended April 30, 2019.

During the fiscal year ended April 30, 2019, we canceled 33,899 service-based RSUs as a result of the service period condition not being met and 112,000 PSUs as the three-year stock performance targets were not achieved. We delivered 206,572 shares of common stock to current employees under vested RSUs with a total market value of $2.5 million.

The grant date fair value of RSUs and PSUs that vested in fiscal 2021, 2020, and 2019 was $5.9 million, $5.0 million, and $3.9 million, respectively.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity for unvested RSUs and PSUs for fiscal years 2021, 2020, and 2019 is as follows:

	For the Year Ended April 30,
	2021		2020		2019
		Weighted		Weighted		Weighted
	Total # of	Average	Total # of	Average	Total # of	Average
	RSUs and	Grant Date	RSUs and	Grant Date	RSUs and	Grant Date
	PSUs	Fair Value	PSUs	Fair Value	PSUs	Fair Value
RSUs and PSUs outstanding, beginning of period	1,313,974	$10.86	1,631,631	$15.44	1,442,317	$17.80
Awarded	270,315	16.54	578,300	5.75	541,785	10.65
Vested	(407,545)	14.57	(296,139)	17.05	(206,572)	19.11
Forfeited	(180,865)	15.18	(599,818)	15.34	(145,899)	16.11
RSUs and PSUs outstanding, end of period	995,879	$11.14	1,313,974	$10.86	1,631,631	$15.44

As of April 30, 2021, there was $2.7 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.4 years.

On September 26, 2011, our stockholders approved our 2011 ESPP, which authorizes the sale of up to 6,000,000 shares of our common stock to employees. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value, or FMV, per share of our common stock on any purchase date is less than the FMV per share on the start date of a 12-month offering period, then that offering period will automatically terminate, and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the FMV on the first day of the offering period or the FMV on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is 12,500 shares, or a total of $25,000 in shares, based on the FMV on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our board of directors in its discretion, or (c) March 31, 2022. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During fiscal 2021, 2020, and 2019, 204,482, 380,209, and 230,282 shares, respectively, were purchased by our employees under our ESPP.

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

The following assumptions were used in valuing our ESPP purchases during the years ended April 30, 2021, 2020, and 2019:

	For the Years Ended April 30,
	2021	2020	2019
Risk-free interest rate	0.08%	1.24%	2.21%
Expected term (a)	6 months	4 & 6 months	6 months
Expected volatility (b)	70.93%	63.6%	45.3%
Dividend yield (c)	1.17%	0%	0%

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	The 2nd purchase period of 2020 was abbreviated because of the timing of the spin-off of our outdoor products and accessories business.
(b)	We believe our expected volatility increased in fiscal 2020 primarily due to market and stock price fluctuations as a result of the COVID-19 pandemic.
(c)	We did not pay dividends in fiscal 2020 and 2019.

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table). The total stock-based compensation expense, including stock options, purchases under our ESPP, and RSU and PSU awards, was $4.7 million, $2.4 million, and $6.9 million, for fiscal years 2021, 2020, and 2019, respectively.

15. Employer Sponsored Benefit Plans

Contributory Defined Investment Plan — We offer two contributory defined investment plans covering substantially all employees, subject to service requirements.  Employees may contribute up to 100% of their annual pay, depending on the plan. We generally make discretionary matching contributions of up to 50% of the first 6% of employee contributions to the plan. We contributed $2.9 million, $2.3 million, and $2.5 million for the fiscal years ended April 30, 2021, 2020, and 2019, respectively.

Non-Contributory Profit Sharing Plan — We have a non-contributory profit sharing plan covering substantially all of our employees. Employees become eligible on May 1 following the completion of a full fiscal year of continuous service. Our contributions to the plan are discretionary. For fiscal 2021, we plan to contribute approximately $14.4 million, which has been recorded in general and administrative costs. We contributed $2.2 million and $2.6 million for the fiscal years ended April 30, 2020 and 2019, respectively. Contributions are funded after the fiscal year-end.

16. Income Taxes

Income tax expense/(benefit) from continuing operations consisted of the following (in thousands):

	For the Year Ended April 30,
	2021	2020	2019
Current:
Federal	$64,417	$9,877	$5,567
State	9,530	1,841	1,918
Total current	73,947	11,718	7,485
Deferred:
Deferred federal	358	(164)	1,665
Deferred state	89	(32)	134
Total deferred	447	(196)	1,799
Total income tax expense/(benefit)	$74,394	$11,522	$9,284

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the provision for income taxes from continuing operations at statutory rates to the provision (benefit) in the consolidated financial statements (in thousands):

	For the Year Ended April 30,
	2021	2020	2019
Federal income taxes expected at the statutory rate (a)	$66,773	$8,233	$7,183
State income taxes, less federal income tax benefit	7,685	1,628	1,737
Stock compensation	(578)	1,077	646
Business meals and entertainment	115	257	144
Research and development tax credit	(297)	(496)	(460)
Non-deductible Separation expenses	195	688	—
Other	501	135	105
Federal tax rate change on deferred taxes	—	—	(71)
Total income tax expense/(benefit)	$74,394	$11,522	$9,284

(a)	We had a statutory rate of 21% in fiscal 2021, 2020 and 2019.

Deferred tax assets (liabilities) related to temporary differences are the following (in thousands):

	For the Years Ended April 30,
	2021	2020
Non-current tax assets (liabilities):
Net operating loss carryforwards and tax credits	$3,189	$3,158
Inventories	4,508	6,082
Accrued expenses, including compensation	4,952	4,063
Product liability	263	434
Accrued promotions	139	69
Workers' compensation	497	486
Warranty reserve	1,303	987
Stock-based compensation	1,517	2,319
State bonus depreciation	888	1,287
Property taxes	(250)	(254)
Property, plant, and equipment	(13,994)	(15,889)
Intangible assets	(914)	(633)
Right-of-use assets	(1,091)	(1,685)
Right-of-use liabilities	1,131	1,734
Pension	293	241
Other	(38)	331
Less valuation allowance	(3,297)	(3,187)
Net deferred tax asset/(liability) — total	$(904)	$(457)

We had no federal net operating loss carryforwards in fiscal 2021.

There were $17.7 million and $17.7 million in state net operating loss carryforwards as of April 30, 2021 and 2020, respectively. The state net operating loss carryforwards will expire between April 30, 2027 and April 30, 2040. There were $2.9 million of state tax credit carryforwards as of April 30, 2021 and 2020. The state tax credit carryforwards will expire between April 30, 2023 and April 30, 2025 or have no expiration date.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of both April 30, 2021 and 2020, valuation allowances of $904,000 and $2.3 million were provided on our deferred tax assets for those state net operating loss carryforwards, and state tax credits, respectively, that we do not anticipate using prior to their expiration. Additional valuation allowances of $79,000 were provided on our deferred income tax assets as of April 30, 2021, as we believe that it is more likely than not that all such assets will not be realized. These allowances related to IRC Section 162(m) limitations on the deductibility of certain executive compensation. Recording a valuation allowance or reversing a valuation allowance could have an effect on our future results of operations and financial position.

The income tax provisions represent effective tax rates of 23.4% and 29.4% for the fiscal year ended April 30, 2021 and 2020, respectively.

At April 30, 2021 and 2020, we did not have any gross tax-effected unrecognized tax benefits.

With limited exception, we are subject to U.S. federal, state, and local, or non-U.S. income tax audits by tax authorities for fiscal years subsequent to April 30, 2017.

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

We are a defendant in four product liability cases and are aware of one other product liability claim, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana, or the City, against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. In January 2018, the trial court granted defendants’ Motion for Judgment on the Pleadings, dismissing the case in its entirety. In February 2018, plaintiffs appealed the dismissal to the Indiana Court of Appeals. On May 23, 2019, the Indiana Court of Appeals issued a decision, which affirmed in part and reversed in part and remanded for further proceedings, the trial court’s dismissal of the City’s complaint. On July 8, 2019, defendants filed a Petition to Transfer jurisdiction to the Indiana Supreme Court.  Briefing was completed in the Indiana Supreme Court on August 5, 2019. On November 26, 2019, the Indiana Supreme Court denied our petition to transfer. The case was returned to the trial court.

In May 2018, we were named in an action related to the Parkland, Florida shooting, filed in the Circuit Court, Broward County, Florida, seeking a declaratory judgment that a Florida statute that provides firearm manufacturers and dealers immunity from liability when their legally manufactured and lawfully sold firearms are later used in criminal acts only applies to civil actions commenced by governmental agencies not private litigants. In August 2018, we moved to dismiss the complaint on the grounds that it seeks an impermissible advisory opinion. On December 6, 2018, the court granted defendants’ motion to dismiss without prejudice and granted plaintiffs leave to amend their complaint.  On December 10, 2018, plaintiffs filed a Second Amended Complaint for Declaratory Relief.  On December 13, 2018, defendants filed a Motion to Dismiss Plaintiffs’ Second Amended Complaint.  On November 21, 2019, the court granted defendants’ motion to dismiss plaintiffs’ second amended complaint, with prejudice.  On June 15, 2021, upon plaintiffs’ motion, the Fourth District Court of Appeal of the State of Florida, or

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Court of Appeal, ruled that the Circuit Court’s November 21, 2019 order dismissing the case was not “final and appealable,” and ordered the Circuit Court to enter a final order of dismissal.

We are a defendant in a putative class proceeding before the Ontario Superior Court of Justice in Toronto, Canada. The action was filed on December 16, 2019.  The action claims CAD$50 million in aggregate general damages, CAD$100 million in aggregate punitive damages, special damages in an unspecified amount, together with interest and legal costs.  The named plaintiffs are two victims of a shooting that took place in Toronto on July 22, 2018 and their family members. One victim was shot and injured during the shooting. The other suffered unspecified injuries while fleeing the shooting.  The plaintiffs are seeking to certify a claim on behalf of classes that include all persons who were killed or injured in the shooting and their immediate family members.  The plaintiffs allege negligent design and public nuisance. The case has not been certified as a class action.  On July 13, 2020, we filed a Notice of Motion for an order striking the claim and dismissing the action in its entirety. On February 11, 2021, the court granted our motion in part, and dismissed the plaintiffs’ claims in public nuisance and strict liability.  The court declined to strike the negligent design claim, and ordered that the claim proceed to a certification motion.  The certification motion is scheduled to be heard in March of 2022.  On March 2, 2021, we filed a motion for leave to appeal the court’s refusal to strike the negligent design claim with the Divisional Court, Ontario Superior Court of Justice.  No hearing date for that motion has yet been set.

In May 2020, we were named in an action related to the Chabad of Poway synagogue shooting that took place on April 27, 2019.  The complaint was filed in the Superior Court of the State of California, for the County of San Diego – Central, and asserts claims against us for product liability, unfair competition, negligence, and public nuisance. The plaintiffs allege they were present at the synagogue on the day of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory and punitive damages, attorneys’ fees, and injunctive relief. On September 3, 2020, we filed a demurrer and motion to strike, seeking to dismiss plaintiffs’ complaint.  The plaintiffs filed an opposition to our motion on December 18, 2020.  Our reply to plaintiffs’ opposition was filed on January 15, 2021. On February 16, 2021 several law professors with First Amendment expertise filed an amicus brief in support of our demurrer. Plaintiffs responded to the law professors’ brief on March 8, 2021.  On March 23, 2021, Public Citizen, a consumer advocacy organization, filed an amicus brief in response to the law professors’ amicus brief. We responded to Public Citizen’s brief on May 10, 2021.  The hearing on our motion was held on June 8, 2021. No decision has been issued to date.

We believe that the various allegations as described above are unfounded, and, in addition, that any incident and any results from them or any injuries were due to negligence or misuse of the firearm by the claimant or a third party.

John Pidcock, as trustee of the ASPC Creditor Trust (appointed under the plan of reorganization of AcuSport Corp., or AcuSport, as debtor in possession under chapter 11 of the U.S. Bankruptcy Code), is the plaintiff in two separate actions against us in the U.S. Bankruptcy Court for the Southern District of Ohio. The first seeks recovery of alleged preferential transfers received by us from AcuSport in the aggregate amount of $4.2 million. The second seeks turnover of goods allegedly owed to AcuSport by us under one or more of our promotional programs in the amount of $1.5 million. We have filed answers to both complaints denying all material allegations and asserting affirmative defenses. Mediation was held on December 10, 2020, and was unsuccessful in resolving these cases. We believe we have strong defenses to these actions and intend to continue to vigorously defend them.  A second mediation is scheduled for June 23, 2021.

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

For the fiscal years ended April 30, 2021, 2020, and 2019, we paid $606,000, $584,000, and $322,000, respectively, in defense and administrative costs relative to product liability and municipal litigation. In addition, we spent an aggregate of $65,000, $3,000, and $180,000, respectively, in those fiscal years in settlement fees related to product liability cases.

We have recorded our liability for defense costs before consideration for reimbursement from insurance carriers. We have also recorded the amount due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets.

We recognize gains and expenses for changes in our product liability provisions and municipal litigation liabilities. In fiscal 2021, we recorded expense of $388,000; in fiscal 2020, we recorded expense of $892,000; and in fiscal 2019, we recorded expense of $293,000.

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

We are also subject to numerous federal, state, and local environmental laws and regulations concerning, among other things, emissions in the air; discharges to land, surface, subsurface strata and water; and the generation, handling, storage, transportation, treatment, and disposal of hazardous wastes and other materials. These laws have required us to make significant expenditures of both a capital and expense nature. Several of the more significant federal laws applicable to our operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act.

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

As of April 30, 2021, and 2020, we do not have an open environmental reserve recorded in our consolidated balance sheet.

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

18. Subsequent Events

Dividends

On June 15, 2021, our board of directors authorized a regular quarterly dividend for stockholders of $0.08 per share. The dividend will be for stockholders of record as of market close on July 1, 2021 and is payable on July 6, 2021.

Treasury Stock

On June 15, 2021, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions, valid through August 15, 2022.