Form 10-Q
period 2021-07-31
SMITH & WESSON BRANDS, INC.
filed 2021-09-01
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

The registrant had 48,053,927 shares of common stock, par value $0.001, outstanding as of August 30, 2021.

SMITH & WESSON BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended July 31, 2021 and 2020

Smith & Wesson®, S&W®, M&P®, M&P Shield®, Performance Center®, Airlite®, Airweight®, Armornite®, Bodyguard®, Carry Comp®, Chiefs Special®, EZ®, Governor®, Lever Lock®, Magnum®, SW22 Victory®, T/C ®, America’s Master Gunmaker ®, Compass®, Contender®, Dimension®, Encore®, Flextech®, Mag Express®, Maxi-Hunter®, Maxima®, Number 13®, Power Rod®, QLA®, Quick Load Accurizer®, Speed Breech®, Speed Breach XT®, Swing Hammer®, T17®, T/CR22®, Triumph®, U-View®, Weather Shield®, Gemtech®, Arrow®, Aurora®, Aurora-II®, Blast Jacket®, Dagger®, G-Core®, GM®, Halo®, Integra®, Lunar®, Mist-22®, Quickmount®, Shield®, Silencer Subsonic®, The Professional’s Choice for Decades®, Trek®, Viper®, World Class Silencers®, Smith & Wesson Precision Components®, and Put A Legend On Your Line®, are some of the registered U.S. trademarks of our company or one of our subsidiaries. 460XVR™, C.O.R.E.™, E-Series™, M2.0™, S&W500™, SD™, SDVE™, Sport™, SW1911™, Thompson/Center Arms™, Cheap Shot™, Impact!™, Impact!SB™, Katahdin™, Maxi-Ball™, Natural Lube 1000 Plus™, Pro Hunter™, Pro Hunter FX™, Pro Hunter XT™, Quickshot™, Speed Shot™, Strike™, Super Glide™, Venture™, Alpine™, GMT-Halo™, One™, Patrolman™, and Tracker™, are some of the unregistered trademarks of our company or one of our subsidiaries. This report also may contain trademarks and trade names of other companies.

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding the impact, if any, of recently issued accounting standards on our consolidated financial statements; the features of our outstanding debt; lease payments for future periods; estimated amortization expense of intangible assets for future periods; the outcome of the lawsuits to which we are subject and their effect on us; our belief with respect to the various matters described in the Litigation section, that the allegations are unfounded and the claims asserted against us have no merit; our intention to aggressively defend these actions; our belief that any incident and any injuries were due to negligence or misuse of the firearm by the claimant or a third party; our belief that we have strong defenses; our belief that our accruals for product liability cases and claims are a reasonable quantitative measure of the cost to us of product liability cases and claims; our belief that we have provided adequate accruals for defense costs; our expectation on spending for capital expenditures in fiscal 2022; factors affecting our future capital requirements; availability of equity or debt financing on acceptable terms, if at all; our expectation that finished goods inventory will continue to increase in the next quarter as we restock in anticipation of providing our customers with a more robust selection of inventory and prepare for the next increase in consumer demand; and our belief that our existing capital resources and credit facilities will be adequate to fund our operations, including our finance leases and other commitments, for the next 12 months. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q reflect our views as of the date of this Quarterly Report on Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among other, economic, social, political, legislative, and regulatory factors; the potential for increased regulation of firearms and firearm-related products; actions of social activists that could have an adverse effect on our business; the impact of lawsuits; the demand for our products; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; our competitive environment; the supply, availability, and costs of raw materials and components; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; our penetration rates in new and existing markets; our strategies; our ability to maintain and enhance brand recognition and reputation; our ability to introduce new products; the success of new products; our ability to expand our markets; our ability to integrate acquired businesses in a successful manner; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2021, filed with the SEC on June 17, 2021.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	July 31, 2021	April 30, 2021
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$171,413	$113,017
Accounts receivable, net of allowances for credit losses of $52 on July 31, 2021 and $107 on April 30, 2021	41,198	67,442
Inventories	97,140	78,477
Prepaid expenses and other current assets	8,504	8,408
Income tax receivable	—	909
Total current assets	318,255	268,253
Property, plant, and equipment, net	139,626	141,612
Intangibles, net	4,360	4,417
Goodwill	19,024	19,024
Other assets	11,405	13,082
	$492,670	$446,388
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,583	$57,337
Accrued expenses and deferred revenue	33,554	33,136
Accrued payroll and incentives	8,267	17,381
Accrued income taxes	22,236	1,157
Accrued profit sharing	18,279	14,445
Accrued warranty	1,902	2,199
Total current liabilities	138,821	125,655
Deferred income taxes	904	904
Finance lease payable, net of current portion	38,509	38,786
Other non-current liabilities	14,377	14,659
Total liabilities	192,611	180,004
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 74,298,308 issued and 48,046,090 shares outstanding on July 31, 2021 and 74,222,127 shares issued and 49,937,329 shares outstanding on April 30, 2021	74	74
Additional paid-in capital	274,068	273,431
Retained earnings	398,219	325,181
Accumulated other comprehensive income	73	73
Treasury stock, at cost (26,252,218 shares on July 31, 2021 and 24,284,798 on April 30, 2021)	(372,375)	(332,375)
Total stockholders’ equity	300,059	266,384
	$492,670	$446,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended July 31,
	2021	2020
	(In thousands, except per share data)
Net sales	$274,609	$229,885
Cost of sales	144,667	137,461
Gross profit	129,942	92,424
Operating expenses:
Research and development	1,808	1,906
Selling, marketing, and distribution	10,634	9,995
General and administrative	17,614	21,780
Total operating expenses	30,056	33,681
Operating income from continuing operations	99,886	58,743
Other income/(expense), net:
Other income/(expense), net	660	67
Interest expense, net	(544)	(1,316)
Total other income/(expense), net	116	(1,249)
Income from continuing operations before income taxes	100,002	57,494
Income tax expense	23,120	14,193
Income from continuing operations	76,882	43,301
Discontinued operations:
Income from discontinued operations, net of tax	—	5,084
Net income	76,882	48,385
Net income per share:
Basic - continuing operations	$1.59	$0.78
Basic - net income	$1.59	$0.87
Diluted - continuing operations	$1.57	$0.77
Diluted - net income	$1.57	$0.86
Weighted average number of common shares outstanding:
Basic	48,394	55,494
Diluted	49,050	56,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at April 30, 2020	73,527	74	$267,630	$341,716	73	18,167	$(222,375)	$387,118
Proceeds from exercise of employee stock options	191	—	1,518	—	—	—	—	1,518
Stock-based compensation - continuing operations	—	—	884	—	—	—	—	884
Stock-based compensation - discontinued operations	—	—	157	—	—	—	—	157
Issuance of common stock under restricted stock unit awards, net of shares surrendered	147	—	(997)	—	—	—	—	(997)
Net income	—	—	—	48,385	—	—	—	48,385
Balance at July 31, 2020	73,865	74	269,192	390,101	73	18,167	(222,375)	437,065

Balance at April 30, 2021	74,222	74	273,431	325,181	73	24,285	(332,375)	266,384
Stock-based compensation	—	—	1,452	—	—	—	—	1,452
Issuance of common stock under restricted stock unit awards, net of shares surrendered	76	—	(815)	—	—	—	—	(815)
Repurchase of treasury stock	—	—	—	—	—	1,967	(40,000)	(40,000)
Dividends issued	—	—	—	(3,844)	—	—	—	(3,844)
Net income	—	—	—	76,882	—	—	—	76,882
Balance at July 31, 2021	74,298	$74	$274,068	$398,219	$73	26,252	$(372,375)	$300,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Three Months Ended July 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Income from continuing operations	$76,882	$43,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,466	8,244
Loss on sale/disposition of assets	57	3
Provision for losses on notes and accounts receivable	(56)	38
Stock-based compensation expense	1,452	884
Changes in operating assets and liabilities:
Accounts receivable	26,300	1,851
Inventories	(18,663)	23,767
Prepaid expenses and other current assets	(96)	(973)
Income taxes	21,988	14,340
Accounts payable	(2,443)	7,769
Accrued payroll and incentives	(9,114)	(1,664)
Accrued profit sharing	3,834	3,405
Accrued expenses and deferred revenue	405	(18,638)
Accrued warranty	(297)	(175)
Other assets	1,677	796
Other non-current liabilities	(305)	(1,225)
Cash provided by operating activities - continuing operations	109,087	81,723
Cash provided by operating activities - discontinued operations	—	2,507
Net cash provided by operating activities	109,087	84,230
Cash flows from investing activities:
Payments to acquire patents and software	(69)	(187)
Proceeds from sale of property and equipment	70	—
Payments to acquire property and equipment	(5,769)	(6,465)
Cash used by investing activities - continuing operations	(5,768)	(6,652)
Cash used by investing activities - discontinued operations	—	(995)
Net cash used in investing activities	(5,768)	(7,647)
Cash flows from financing activities:
Payments on finance lease obligation	(264)	(238)
Payments on notes and loans payable	—	(135,000)
Payments to acquire treasury stock	(40,000)	—
Dividend distribution	(3,844)	—
Proceeds from exercise of options to acquire common stock	—	268
Payment of employee withholding tax related to restricted stock units	(815)	(997)
Cash used in by financing activities - continuing operations	(44,923)	(135,967)
Net cash used in by financing activities	(44,923)	(135,967)
Net increase/(decrease) in cash and cash equivalents	58,396	(59,384)
Cash and cash equivalents, beginning of period	113,017	125,011
Cash and cash equivalents, end of period	$171,413	$65,627
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$538	$1,556
Income taxes	$1,131	$1,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Three Months Ended July 31,
	2021	2020
	(In thousands)
Purchases of property and equipment included in accounts payable	$435	$986
Receivable for exercise of options to acquire common stock	—	1,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2021 and 2020

(1) Organization:

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

On November 13, 2019, we announced that we were proceeding with a plan to spin-off our outdoor products and accessories business and create an independent publicly traded company to conduct that business, or the Separation. On August 24, 2020, or the Distribution Date, we completed the Separation. See also Note 3 — Discontinued Operations, for more information.

(2) Basis of Presentation:

Interim Financial Information – The condensed consolidated balance sheet as of July 31, 2021, the condensed consolidated statements of income for the three months ended July 31, 2021 and 2020, the condensed consolidated statements of changes in stockholders’ equity for the three months ended July 31, 2021 and 2020, and the condensed consolidated statements of cash flows for the three months ended July 31, 2021 and 2020 have been prepared by us without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows for the three months ended July 31, 2021 and for the periods presented, have been included. All intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2021 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021. The results of operations for the three months ended July 31, 2021 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2022, or any other period.

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," an update that amends and simplifies the accounting for income taxes by removing certain exceptions in the existing guidance and providing new guidance to reduce complexity in certain areas. The guidance went into effect at the start of this fiscal year ending April 30, 2022 with early adoption permitted. We have reviewed the amendments in this update and determined that there were no material changes or impacts on our condensed consolidated financial statements.

(3) Discontinued Operations:

On November 13, 2019, we announced the Separation. On the Distribution Date, at 12:01 a.m. Eastern Time, the Separation of our wholly owned subsidiary, American Outdoor Brands, Inc., a Delaware corporation, or AOUT, from our company was completed. The Separation was treated as tax free for U.S federal income tax purposes and was achieved through the transfer of all the assets and legal entities, subject to any related liabilities, associated with our outdoor products and accessories business to AOUT, or the Transfer, and the distribution of 100% of the AOUT outstanding capital stock to holders of our common stock, or the Distribution, as of the close of business on August 10, 2020, or the Record Date. In connection with the Distribution, our stockholders received one share of AOUT common stock for every four shares of our common stock held as of the close of business on the Record Date. Following the Distribution, AOUT became an independent, publicly traded company, and we retain no ownership interest in AOUT. For the three months ended July 31, 2020, we recorded $3.6 million in general and administrative expenses related to the Separation and there was no gain/(loss) recognized for the Separation. In connection with the Separation, we distributed $25.0 million in cash to AOUT.

Our common stock continues to trade on the Nasdaq Global Select Market under the ticker symbol “SWBI,” and AOUT is now trading shares of common stock listed on the Nasdaq Global Select Market under the ticker symbol “AOUT.” The outdoor products and accessories business historical financial data is recorded as discontinued operations. Please refer to our Current Report on Form 8-K filed on August 26, 2020 for more information regarding the Separation. As a result of the Separation, we divested net assets of $260.4 million, which includes the $25.0 million cash distribution to AOUT, in the prior fiscal year.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2021 and 2020

The results of AOUT were previously reported in our Outdoor Products & Accessories segment. The historical financial data of the outdoor products and accessories business through August 23, 2020 is recorded as discontinued operations in income from discontinued operations in the condensed consolidated financial statements. For the three months ended July 31, 2020, income from discontinued operations, net of tax was $5.1 million.

In connection with the Separation, we entered into several agreements with AOUT that govern the relationship of the parties following the Separation, including a Separation and Distribution Agreement, a Tax Matters Agreement, a Transition Services Agreement, and an Employee Matters Agreement. Under the terms of the Transition Services Agreement, both companies agreed to provide each other certain transitional services, including information technology, information management, human resources, employee benefits administration, facilities, and other limited finance and accounting related services, for periods up to 24 months. Payments and operating expense reimbursements for transition services are recorded accordingly in our condensed consolidated financial statements based on the service provided.

The following table summarizes the major line items for the outdoor products and accessories business that are included in income from discontinued operations, net of tax, in the condensed consolidated statements of income:

	For the Three Months Ended July 31,
	2021	2020
	(In thousands)
Net revenues	$—	$48,080
Cost of sales	—	23,738
Operating expenses	—	17,633
Other income, net	—	84
Income from discontinued operations before income taxes	—	6,793
Income tax expense	—	1,709
Income from discontinued operations, net of tax	$—	$5,084

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2021 and 2020

The amounts of assets and liabilities related to our operating and financing leases as of July 31, 2021 were as follows (in thousands):

	Balance Sheet Caption	July 31, 2021
Operating Leases
Right-of-use assets		$7,154
Accumulated amortization		(2,631)
Right-of-use assets, net	Other assets	$4,523

Current liabilities	Accrued expenses and deferred revenue	$1,349
Non-current liabilities	Other non-current liabilities	3,344
Total operating lease liabilities		$4,693
Finance Leases
Right-of-use assets		$40,986
Accumulated depreciation		(4,757)
Right-of-use assets, net	Property, plant, and equipment, net	$36,229

Current liabilities	Accrued expenses and deferred revenue	$1,101
Non-current liabilities	Finance lease payable, net of current portion	38,509
Total finance lease liabilities		$39,610

For the three months ended July 31, 2021, we recorded $371,000 of operating lease costs, of which $33,000 related to short-term leases that were not recorded as right-of-use assets. We recorded $525,000 of financing lease amortization and $497,000 of financing lease interest expense for the three months ended July 31, 2021. As of July 31, 2021, our weighted average lease term and weighted average discount rate for our operating leases was 3.9 years and 4.5%, respectively. As of July 31, 2021, our weighted average lease term and weighted average discount rate for our financing leases were 17.2 years and 5.0%, respectively, and consisted primarily of our national logistics facility located in Columbia, Missouri. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

With the completion of the Separation, we entered into a sublease whereby AOUT subleases from us 59.0% of our national logistics facility under the same terms as the master lease. For the three months ended July 31, 2021, we recorded $501,000 of income related to this sublease agreement, which is recorded in other income in our condensed consolidated statements of income.

The following table represents future expected undiscounted cashflows, based on the sublease agreement to AOUT, to be received on an annual basis for the next five years and thereafter, as of July 31, 2021 (in thousands):

Fiscal	Amount
2022	$1,401
2023	1,897
2024	1,930
2025	1,964
2026	1,998
Thereafter	26,514
Total future sublease receipts	35,704
Less amounts representing interest	(13,024)
Present value of sublease receipts	$22,680

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2021 and 2020

Future lease payments for all our operating and finance leases for succeeding fiscal years is as follows (in thousands):

	Operating	Financing	Total
2022	$1,179	$2,295	$3,474
2023	1,584	3,071	4,655
2024	1,576	3,125	4,701
2025	334	3,180	3,514
2026	311	3,235	3,546
Thereafter	404	45,548	45,952
Total future lease payments	5,388	60,454	65,842
Less amounts representing interest	(695)	(20,844)	(21,539)
Present value of lease payments	4,693	39,610	44,303
Less current maturities of lease liabilities	(1,349)	(1,101)	(2,450)
Long-term maturities of lease liabilities	$3,344	$38,509	$41,853

For the three months ended July 31, 2021, the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $1.1 million.

(5) Notes, Loans Payable, and Financing Arrangements:

Credit Facilities — On August 24, 2020, we and certain of our subsidiaries entered into an amended and restated credit agreement, or the Amended and Restated Credit Agreement, with certain lenders; including TD Bank, N.A., as administrative agent; TD Securities (USA) LLC and Regions Bank, as joint lead arrangers and joint bookrunners; and Regions Bank, as syndication agent. The Amended and Restated Credit Agreement amended and restated our former credit agreement dated as of June 15, 2015. The Amended and Restated Credit Agreement is currently unsecured; however, should any Springing Lien Trigger Event (as defined in the Amended and Restated Credit Agreement) occur, we and certain of our subsidiaries would be required to enter into certain documents that create in favor of TD Bank, N.A., as administrative agent, and the lenders party to such documents a legal, valid, and enforceable first priority Lien on the Collateral described therein.

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

As of July 31, 2021, we did not have any borrowings outstanding on the Revolving Line. Had there been borrowings, they would have borne an interest rate of 1.59%, which is equal to the LIBOR rate plus an applicable margin.

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

Letters of Credit – At July 31, 2021, we had outstanding letters of credit aggregating $2.7 million, which included a $1.5 million letter of credit to collateralize our captive insurance company.

(6) Fair Value Measurement:

We follow the provisions of ASC 820-10, Fair Value Measurements and Disclosures Topic, or ASC 820-10, for our financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value under GAAP and requires expanded disclosures

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2021 and 2020

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $171.4 million and $113.0 million as of July 31, 2021 and April 30, 2021, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our judgments about the assumptions a market participant would use in pricing the asset or liability.

We do not have any Level 2 or Level 3 financial assets or liabilities as of July 31, 2021.

(7) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or net realizable value, as of July 31, 2021 and April 30, 2021 (in thousands):

	July 31, 2021	April 30, 2021
Finished goods	$28,419	$21,528
Finished parts	53,289	41,738
Work in process	6,878	7,918
Raw material	8,554	7,293
Total inventories	$97,140	$78,477

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2021 and 2020

(8) Accrued Expenses and Deferred Revenue:

The following table sets forth other accrued expenses as of July 31, 2021 and April 30, 2021 (in thousands):

	July 31, 2021	April 30, 2021
Accrued taxes other than income	$10,722	$12,210
Accrued employee benefits	5,386	4,780
Accrued other	3,494	3,451
Accrued distributor incentives	3,446	2,414
Accrued professional fees	3,011	2,804
Accrued rebates and promotions	2,681	2,174
Deferred revenue	2,364	2,907
Current portion of operating lease obligation	1,349	1,309
Current portion of finance lease obligation	1,101	1,087
Total accrued expenses and deferred revenue	$33,554	$33,136

(9) Stockholders’ Equity:

Treasury Stock

On March 2, 2021, our board of directors authorized the repurchase of up to $100.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions. During fiscal 2021, we repurchased 3,380,447 shares of our common stock for $60.0 million under this authorization. During the three months ended July 31, 2021, we completed this stock repurchase program by repurchasing 1,967,420 shares of our common stock for $40.0 million, utilizing cash on hand. On June 15, 2021, our board of directors authorized the repurchase of an additional $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions, valid through August 2022. As of July 31, 2021, there were no purchases under this authorization.

Earnings per Share

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended July 31, 2021 and 2020 (in thousands, except per share data):

	For the Three Months Ended July 31,
	2021	2020
Net income
Income from continuing operations	$76,882	$43,301
Income from discontinued operations	—	5,084
Net income	$76,882	$48,385
Weighted average shares outstanding — Basic	48,394	55,494
Effect of dilutive stock awards	656	783
Weighted average shares outstanding — Diluted	49,050	56,277
Earnings per share — Basic
Income from continuing operations	$1.59	$0.78
Income from discontinued operations	—	$0.09
Net income	$1.59	$0.87
Earnings per share — Diluted
Income from continuing operations	$1.57	$0.77
Income from discontinued operations	—	$0.09
Net income	$1.57	$0.86

All of our outstanding restricted stock units, or RSUs, were included in the computation of diluted earnings per share for the three months ended July 31, 2021 and 2020.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2021 and 2020

Incentive Stock and Employee Stock Purchase Plans

In September 2013, our board of directors approved the 2013 Incentive Stock Plan under which employees and non-employees may be granted stock options, restricted stock awards, restricted stock units, stock appreciation rights, bonus stock and awards in lieu of obligations, performance awards, and dividend equivalents.

We have an Employee Stock Purchase Plan, or the ESPP, in which each participant is granted an option to purchase our common stock on each subsequent exercise date during the offering period (as such terms are defined in the ESPP) in accordance with the terms of the ESPP.

The total stock-based compensation expense, including stock options, purchases under our ESPP, service-based restricted stock units, or RSUs, and performance-based RSUs, or PSUs, was $1.5 million and $884,000 for the three months ended July 31, 2021 and 2020, respectively. Stock-based compensation expense is included in cost of sales, sales and marketing, research and development, and general and administrative expenses.

We grant RSUs to employees and members of our Board of Directors. The awards are made at no cost to the recipient. An RSU represents the right to receive one share of our common stock and does not carry voting or dividend rights. Except in specific circumstances, RSU grants to employees vest over a period of four years with one-fourth of the units vesting on each anniversary of the grant date. We amortize the aggregate fair value of our RSU grants to compensation expense over the vesting period.

We grant PSUs to our executive officers and certain management employees who are not executive officers. The PSUs vest, and the fair value of such PSUs will be recognized, over the corresponding three-year performance period.

During the three months ended July 31, 2021, we granted an aggregate of 126,430 RSUs, including 49,277 RSUs to certain of our executive officers, 10,712 RSUs to our directors, and 66,441 RSUs to non-executive officer employees. During the three months ended July 31, 2021, we granted 73,913 PSUs to certain of our executive officers. Compensation expense related to grants of RSUs and PSUs was $1.3 million for the three months ended July 31, 2021. During the three months ended July 31, 2021, we cancelled 1,502 RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the three months ended July 31, 2021, we delivered common stock to our employees and directors, including our executive officers, with a total market value of $2.2 million. In addition, in connection with a 2018 grant, we vested 86,400 market-condition PSUs to certain of our executive officers and a former executive officer, which resulted from achieving the maximum performance of 200.0% of target for the original 43,200 PSUs granted.

During the three months ended July 31, 2020, we granted an aggregate of 27,130 RSUs to non-executive officer employees. Compensation expense related to grants of RSUs and PSUs was $766,000 for the three months ended July 31, 2020. During the three months ended July 31, 2020, we canceled 63,700 PSUs as a result of the failure to satisfy the performance metric and 8,062 RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the three months ended July 31, 2020, we delivered common stock to our employee and directors, including our executive officers, with a total market value of $2.9 million.

A summary of activity for unvested RSUs and PSUs for the three months ended July 31, 2021 and 2020 is as follows:

	For the Three Months Ended July 31,
	2021			2020
			Weighted		Weighted
	Total # of		Average	Total # of	Average
	Restricted		Grant Date	Restricted	Grant Date
	Stock Units		Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	995,879		$10.65	1,313,974	$11.54
Awarded	243,543	(a)	16.45	27,130	21.02
Vested	(115,763)		13.42	(212,232)	15.76
Forfeited	(1,502)		12.07	(71,762)	21.64
RSUs and PSUs outstanding, end of period	1,122,157		$11.62	1,057,110	$10.25

——————————

(a)
Includes 43,200 PSUs vested in connection with achieving maximum performance targets for the 2018 grant.

As of July 31, 2021, there was $4.7 million of unrecognized compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average remaining contractual term of 1.6 years.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2021 and 2020

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

We are a defendant in five product liability cases and are aware of three other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana, or the City, against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. In January 2018, the trial court granted defendants’ Motion for Judgment on the Pleadings, dismissing the case in its entirety. In February 2018, plaintiffs appealed the dismissal to the Indiana Court of Appeals. On May 23, 2019, the Indiana Court of Appeals issued a decision, which affirmed in part and reversed in part and remanded for further proceedings, the trial court’s dismissal of the City’s complaint. On July 8, 2019, defendants filed a Petition to Transfer jurisdiction to the Indiana Supreme Court. Briefing was completed in the Indiana Supreme Court on August 5, 2019. On November 26, 2019, the Indiana Supreme Court denied our petition to transfer. The case was returned to the trial court.

In May 2018, we were named in an action related to the Parkland, Florida shooting, filed in the Circuit Court, Broward County, Florida, seeking a declaratory judgment that a Florida statute that provides firearm manufacturers and dealers immunity from liability when their legally manufactured and lawfully sold firearms are later used in criminal acts only applies to civil actions commenced by governmental agencies not private litigants. In August 2018, we moved to dismiss the complaint on the grounds that it seeks an impermissible advisory opinion. On December 6, 2018, the court granted defendants’ motion to dismiss without prejudice and granted plaintiffs leave to amend their complaint. On December 10, 2018, plaintiffs filed a Second Amended Complaint for Declaratory Relief. On December 13, 2018, defendants filed a Motion to Dismiss Plaintiffs’ Second Amended Complaint. On November 21, 2019, the court granted defendants’ motion to dismiss plaintiffs’ second amended complaint, with prejudice. On June 15, 2021, upon plaintiffs’ motion, the Fourth District Court of Appeal of the State of Florida, or the Court of Appeal, ruled that the Circuit Court’s November 21, 2019 order dismissing the case was not “final and appealable,” and ordered the Circuit Court to enter a final order of dismissal. On July 30, 2021, plaintiffs Frederic and Jennifer Guttenberg filed a notice of appeal to the Court of Appeal.

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

In May 2020, we were named in an action related to the Chabad of Poway synagogue shooting that took place on April 27, 2019. The complaint was filed in the Superior Court of the State of California, for the County of San Diego – Central, and asserts claims against us for product liability, unfair competition, negligence, and public nuisance. The plaintiffs allege they were present at the synagogue on the day of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory and punitive damages, attorneys’ fees, and injunctive relief. On September 3, 2020, we filed a demurrer and motion to strike, seeking to dismiss

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2021 and 2020

plaintiffs’ complaint. The plaintiffs filed an opposition to our motion on December 18, 2020. Our reply to plaintiffs’ opposition was filed on January 15, 2021. On February 16, 2021, several law professors with First Amendment expertise filed an amicus brief in support of our demurrer. Plaintiffs responded to the law professors’ brief on March 8, 2021. On March 23, 2021, Public Citizen, a consumer advocacy organization, filed an amicus brief in response to the law professors’ amicus brief. We responded to Public Citizen’s brief on May 10, 2021. The hearing on our motion was held on June 8, 2021. On July 2, 2021, the court granted our motion in part, and reversed it in part, ruling that: (1) the PLCAA barred plaintiffs’ product liability action; (2) plaintiffs did not have standing to maintain an action under the Unfair Competition Law for personal injury related damages, but giving plaintiffs leave to amend to plead an economic injury; and (3) the PLCAA did not bar plaintiffs’ ordinary negligence and public nuisance actions because plaintiffs had alleged that we violated 18 U.S.C Section 922(b)(4), which generally prohibits the sale of fully automatic “machineguns.” On August 13, 2021, we filed a Petition for Writ of Mandate in the Court of Appeal of the State of California, Fourth Appellate District, Division One.

We are a defendant in an action filed in the United States District Court for the District of Massachusetts. On August 4, 2021, the Mexican Government filed an action against several U.S.-based firearms manufacturers and a firearms distributor, claiming defendants design, market, distribute, and sell firearms in ways they know routinely arm the drug cartels in Mexico. Plaintiff alleges negligence, public nuisance, design defect, unjust enrichment and restitution, and violation of the Massachusetts Consumer Protection Act, and is seeking monetary damages and injunctive relief. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action.

We believe that the various allegations as described above are unfounded, and, in addition, that any incident and any results from them or any injuries were due to negligence or misuse of the firearm by the claimant or a third party.

John Pidcock, as trustee of the ASPC Creditor Trust (appointed under the plan of reorganization of AcuSport Corp., or AcuSport, as debtor in possession under chapter 11 of the U.S. Bankruptcy Code), is the plaintiff in two separate actions against us in the U.S. Bankruptcy Court for the Southern District of Ohio. The first seeks recovery of alleged preferential transfers received by us from AcuSport in the aggregate amount of $4.2 million. The second seeks turnover of goods allegedly owed to AcuSport by us under one or more of our promotional programs in the amount of $1.5 million. We have filed answers to both complaints denying all material allegations and asserting affirmative defenses. Mediation was held on December 10, 2020, and was unsuccessful in resolving these cases. A second mediation was held on June 23, 2021 and resulted in the settlement of all actions against us by the plaintiff. The final settlement agreement was signed by all parties in August 2021.

We believe that the various allegations as described above are unfounded.

In addition, from time to time, we are involved in lawsuits, claims, investigations, and proceedings, including commercial, environmental, premises, and employment matters, which arise in the ordinary course of business.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2021 and 2020

(11) Subsequent Events:

Dividends

On August 30, 2021, our Board of Directors authorized a regular quarterly dividend for stockholders of $0.08 per share. The dividend will be for stockholders of record as of market close on September 14, 2021 and is payable on September 28, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021 and our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. This section sets forth key objectives and performance indicators used by us as well as key industry data tracked by us.

The results of AOUT, our former outdoor products and accessories business, which were previously reported in the Outdoor Products & Accessories segment, are being presented as discontinued operations in the condensed consolidated statements of income for all periods presented following the Separation as described above. See Note 3 - Discontinued Operations in the notes to condensed consolidated financial statements for additional information regarding these discontinued operations. Unless otherwise indicated, any reference to income statement items in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to results from continuing operations.

First Quarter Fiscal 2022 Highlights

Our operating results for the three months ended July 31, 2021 included the following:

•
Net sales were $274.6 million, an increase of $44.7 million, or 19.5%, over the comparable quarter last year.
•
Gross margin was 47.3%, compared with gross margin of 40.2% for the comparable quarter last year.
•
Income from continuing operations was $76.9 million, or $1.57 per diluted share, compared with income from continuing operations of $43.3 million, or $0.77 per diluted share, for the comparable quarter last year.

Results of Operations

Net Sales and Gross Profit – For the Three Months Ended July 31, 2021

The following table sets forth certain information regarding net sales and gross profit for the three months ended July 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Handguns	$197,856	$165,169	$32,687	19.8%
Long Guns	67,691	53,847	13,844	25.7%
Other Products & Services	9,062	10,869	(1,807)	-16.6%
Total sales	$274,609	$229,885	$44,724	19.5%
Cost of sales	144,667	137,461	7,206	5.2%
Gross profit	$129,942	$92,424	$37,518	40.6%
% of net sales (gross margin)	47.3%	40.2%

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended July 31, 2021 and 2020 (units in thousands):

Total Units Shipped	2021	2020	# Change	% Change
Handguns	507	472	35	7.4%
Long Guns	137	112	25	22.3%

Sporting Goods Channel Units Shipped	2021	2020	# Change	% Change
Handguns	474	441	33	7.5%
Long Guns	131	108	23	21.3%

Professional Channel Units Shipped	2021	2020	# Change	% Change
Handguns	33	31	2	6.5%
Long Guns	6	4	2	50.0%

Sales for our handguns increased $32.7 million, or 19.8%, over the comparable quarter last year. The increase in revenue was primarily due to increased shipments of our M&P branded polymer pistols, including increased shipments of a new concealed carry polymer pistol introduced in the fourth quarter of fiscal 2021, and two price increases, one in November 2020 and one in June 2021. During the current fiscal quarter, we did not offer any promotional programs and fulfilled very few older promotional orders, which resulted in an increase in average selling prices compared with the prior fiscal year quarter when we fulfilled numerous promotional orders that were offered prior to the increase in demand in March 2020. As compared with the first quarter of fiscal 2020, revolver sales were lower due to lower inventory on hand at the start of the quarter. Handgun unit shipments into the sporting goods channel increased by 7.5% over the comparable quarter last year while overall consumer demand decreased 35.5% (as indicated by adjusted background checks reported in the National Instant Criminal Background Check System, or NICS). We believe that our outperformance over NICS was due to the replenishment of channel inventory during the quarter in certain high production capacity products as consumer demand began to moderate at the start of the summer.

Sales for our long guns increased $13.8 million, or 25.7%, over the comparable quarter last year. The increase in revenue was primarily because of increased shipments of our M&P modern sporting rifles and two price increases, one in November 2020 and one in June 2021, partially offset by a decrease in hunting rifles as a result of the planned divestiture of that product line. Long gun unit shipments into our sporting goods channel increased 21.3% compared with a 25.9% decrease in reported NICS checks versus the comparable quarter last year. We believe that our outperformance over NICS was due to both a continued consumer preference for our products at retail as well as the replenishment of channel inventory as consumer demand returned to more summer seasonal levels.

Other products and services revenue decreased $1.8 million, or 16.6%, from the comparable quarter last year, primarily because of decreased sales of component parts due to the use of these parts in production of completed firearms, as well as decreased sales in handcuffs, partially offset by increased business-to-business services.

New products, defined as any new SKU not shipped in the comparable quarter last year, represented 18.6% of revenue for the three months ended July 31, 2021 and included many new M&P product line extensions.

Gross margin for the three months ended July 31, 2021 was 47.3%, compared with gross margin of 40.2% for the comparable quarter last year, primarily because of lower promotional product spending, favorable manufacturing fixed cost absorption due to effective cost control strategies, and favorable price increases. These increases were partially offset by increased volume-related spending.

Inventory balances increased $18.7 million between April 30, 2021 and July 31, 2021. The $11.6 million increase in finished parts was due to receipts from vendors during our first week of shutdown and a planned inventory build in preparation for a new product launch. Our finished goods inventory increased $6.9 million as inventory in the channel began to be replenished in certain of our higher volume product lines. We expect finished goods inventory will continue to increase in the next quarter as we restock in anticipation of providing our customers with a more robust selection of inventory and to prepare for the next increase in consumer demand.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended July 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Research and development	$1,808	$1,906	$(98)	-5.1%
Selling, marketing, and distribution	10,634	9,995	639	6.4%
General and administrative	17,614	21,780	(4,166)	-19.1%
Total operating expenses	$30,056	$33,681	$(3,625)	-10.8%
% of net sales	10.9%	14.7%

Selling, marketing, and distribution expenses were relatively flat compared with the comparable quarter last year, primarily as a result of increased marketing campaign related expenses, increased compensation expenses, and increased travel and entertainment expenses, primarily offset by decreased spending in targeted customer promotions. General and administrative expenses decreased $4.2 million, primarily because of $3.6 million of decreased expenses related to the Separation and $1.4 million of decreased compensation expenses due to synergy savings realized from the Separation, partially offset by an increase in profit-sharing expense.

Operating Income from Continuing Operations

The following table sets forth certain information regarding operating income for the three months ended July 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Operating income from continuing operations	$99,886	$58,743	$41,143	70.0%
% of net sales (operating margin)	36.4%	25.6%

Operating income from continuing operations for the three months ended July 31, 2021 increased $41.1 million over the comparable quarter last year, primarily because of increased revenue and the resulting improvements in gross margins. Operating income from continuing operations was also favorably impacted by lower promotional product spending, favorable manufacturing fixed-cost absorption, lower spending related to the Separation, and decreased co-op advertising costs. These favorable impacts were partially offset by increased volume-related manufacturing spending and increased profit-sharing expense.

Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended July 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Interest expense	$(544)	$(1,316)	$(772)	-58.7%

For the three months ended July 31, 2021, interest expense decreased by $772,000 from the comparable quarter last year as a result of the repayment of all amounts outstanding on our revolving line of credit during the second quarter of fiscal 2021.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended July 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Income tax expense	$23,120	$14,193	$8,927	62.9%
% of income from operations (effective tax rate)	23.1%	24.7%		-1.6%

Income tax expense increased $8.9 million over the comparable quarter last year as a result of higher operating income for the reasons mentioned above.

Income from Continuing Operations

The following table sets forth certain information regarding income from continuing operations and the related per share data for the three months ended July 31, 2021 and 2020 (dollars in thousands, except per share data):

	2021	2020	$ Change	% Change
Income from continuing operations	$76,882	$43,301	$33,581	77.6%
Net income per share
Basic - continuing	$1.59	$0.78	$0.81	103.8%
Diluted - continuing	$1.57	$0.77	$0.80	103.9%

Income from continuing operations for the three months ended July 31, 2021 was $76.9 million compared with $43.3 million for the comparable quarter last year for the reasons outlined above.

Liquidity and Capital Resources

Our principal cash requirements are to (1) finance the growth of our operations, including working capital and capital expenditures, and (2) return capital to stockholders. Capital expenditures for new product development, additional manufacturing capacity, and repair and replacement of equipment represent important cash needs.

The following table sets forth certain cash flow information for the three months ended July 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Operating activities	$109,087	$81,723	$27,364	33.5%
Investing activities	(5,768)	(6,652)	884	13.3%
Financing activities	(44,923)	(135,967)	91,044	67.0%
Total cash flow	$58,396	$(60,896)	$119,292	195.9%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow. Cash provided by operating activities was $109.1 million for the three months ended July 31, 2021 compared with $81.7 million of cash generated for the three months ended July 31, 2020. Cash generated by operating activities from continuing operations for the quarter was favorably impacted by income of $84.3 million before depreciation and amortization, a $24.4 million incremental decrease in accounts receivable due to increased shipments during the second half of our fourth quarter of fiscal 2021, a $19.0 million incremental increase in accrued expenses as a result of the payment of deferred federal excise tax liabilities during the first quarter of fiscal 2021, and the fulfillment of performance obligations relating to sales promotions in the prior year. These favorable impacts were partially offset by an incremental $42.4 million increase in inventory due to reduced consumer demand, an incremental $10.2 million decrease in accounts payable, and an incremental $7.5 million reduction in accrued payroll and incentive accruals due to the payment of management incentive bonuses in the first quarter.

Investing Activities

Cash used in investing activities decreased $884,000 for the three months ended July 31, 2021 compared with the prior year comparable period. We recorded capital expenditures of $5.8 million for the three months ended July 31, 2021, $696,000 lower than the prior year comparable period. We currently expect to spend between $25.0 million and $30.0 million on capital expenditures in fiscal 2022, an increase of $2.9 million to $7.9 million, as compared with $22.1 million in capital expenditures in fiscal 2021. The increase in capital expenditures over the prior fiscal year is primarily due to new product development and repair and replacement of equipment.

Financing Activities

Cash used in financing activities was $44.9 million for the three months ended July 31, 2021 compared with $136.0 million for the three months ended July 31, 2020. Cash used in financing activities during the three months ended July 31, 2021 was primarily the result of a $40.0 million treasury stock repurchase and a $3.8 million dividend distribution. For the three months ended July 31, 2020, the cash used in financing activities was almost entirely due to the repayment of $135.0 million in revolving debt.

Finance Lease – We are a party to a $46.2 million lease for our national logistics facility in Columbia, Missouri, which has an effective interest rate of approximately 5.0% and is payable in 240 monthly installments through fiscal 2039. The building is pledged to secure the amounts outstanding. During the three months ending July 31, 2021, we paid $251,200 in principal payments relating to this finance lease. With the completion of the Separation on August 24, 2020, we entered into a sublease for 59.0% of this facility under the same terms as the master lease. We have recorded $501,000 of income related to this sublease agreement, which is recorded in other income/(expense) in our condensed consolidated statements of income.

Credit Facilities — As of July 31, 2021, we had no outstanding indebtedness. However, we maintain an unsecured revolving line of credit with TD Bank, N.A. and other lenders, or the Lenders, which includes availability up to $100.0 million at any one time. The revolving line provides for availability for general corporate purposes, with borrowings to bear interest at either the Base Rate or LIBOR rate, plus an applicable margin based on our consolidated leverage ratio, as of July 31, 2021. The credit agreement also provides a swingline facility in the maximum amount of $5.0 million at any one time (subject to availability under the revolving line). Each swingline loan bears interest at the Base Rate, plus an applicable margin based on our consolidated leverage ratio. In response to a Springing Lien Triggering Event (as defined in the credit agreement), we would be required to enter into certain documents that create in favor of TD Bank, N.A., as administrative agent, and the lenders party to such documents as legal, valid, and enforceable first priority lien on the collateral described therein. Subject to the satisfaction of certain terms and conditions described in the credit agreement, we have an option to increase the revolving line by an aggregate amount not exceeding $50.0 million. The revolving line matures on the earlier of August 24, 2025, or the date that is six months in advance of the earliest maturity of any permitted notes under the credit agreement.

The credit agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. We were in compliance with all debt covenants as of July 31, 2021.

Share Repurchase Programs - On March 2, 2021, our board of directors authorized the repurchase of up to $100.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions. During fiscal 2021, we repurchased 3,380,447 shares of our common stock for $60.0 million under this authorization. During the three months ended July 31, 2021, we completed this stock repurchase program by repurchasing 1,967,420 shares of our common stock for $40.0 million utilizing cash on hand. On June 15, 2021, our board of directors authorized the repurchase of an additional $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions, valid through August 2022. As of July 31, 2021, there were no purchases under this authorization.

Dividends — On August 30, 2021, our Board of Directors authorized a regular quarterly dividend for stockholders of $0.08 per share. The dividend will be for stockholders of record as of market close on September 14, 2021 and is payable on September 28, 2021.

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

As of July 31, 2021, we had $171.4 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our finance leases and other commitments, for the next 12 months.

Other Matters

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant accounting policies are disclosed in Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021. The most significant areas involving our judgments and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021, to which there have been no material changes. Actual results could differ from our estimates.

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements, if any, is discussed in Note 2—Basis of Presentation to our condensed consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended July 31, 2021, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2021, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended July 31, 2021 (dollars in thousands, except per share data):

			Total # of Shares	Maximum Dollar
			Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total # of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs (1)	or Programs
May 1 to May 31, 2021	1,054,550	$18.95	1,054,550	$20,000
June 1 to June 30, 2021	912,870	21.93	912,870	50,000
Total	1,967,420	$20.31	1,967,420	$50,000

—————————

(1) On March 2, 2021, our board of directors authorized the repurchase of up to $100.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions. During fiscal 2021, we repurchased 3,380,447 shares of our common stock for $60.0 million. During the three months ended July 31, 2021, we completed this stock repurchase program by repurchasing 1,967,420 shares of our common stock for $40.0 million utilizing cash on hand. On June 15, 2021, our board of directors authorized the repurchase of an additional $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions, valid through August 2022. As of July 31, 2021, there were no purchases under this authorization.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (immediately preceding the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

INDEX TO EXHIBITS

10.129*	Separation and Release Agreement, dated as of May 24, 2021, by and between Robert J. Cicero and the Registrant (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

——————
*	Management contract or compensatory arrangement

(1)	Incorporated by reference to the Registrant's Form 8-K filed with the SEC on May 24, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH & WESSON BRANDS, INC. a Nevada corporation

Date: September 1, 2021	By:	/s/ Mark P. Smith
Mark P. Smith
President and Chief Executive Officer

Date: September 1, 2021	By:	/s/ Deana L. McPherson
Deana L. McPherson
Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary