Form 10-Q
period 2021-10-31
SMITH & WESSON BRANDS, INC.
filed 2021-12-02
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

The registrant had 48,294,677 shares of common stock, par value $0.001, outstanding as of November 30, 2021.

SMITH & WESSON BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended October 31, 2021 and 2020

Smith & Wesson®, S&W®, M&P®, M&P Shield®, Performance Center®, Airlite®, Airweight®, Armornite®, Bodyguard®, Carry Comp®, Chiefs Special®, E-Series®, EZ®, Governor®, Lever Lock®, Magnum®, SW22 Victory®, T/C®, America’s Master Gunmaker®, Compass®, Contender®, Dimension®, Encore®, Flextech®, Mag Express®, Maxi-Hunter®, Maxima®, Number 13®, Power Rod®, QLA®, Quick Load Accurizer®, Speed Breech®, Speed Breach XT®, Swing Hammer®, T17®, T/CR22®, Triumph®, U-View®, Weather Shield®, Gemtech®, Arrow®, Aurora®, Aurora-II®, Blast Jacket®, Dagger®, G-Core®, GM®, GMT-Halo®, Halo®, Integra®, Lunar®, Mist-22®, Quickmount®, Shield®, Silencer Subsonic®, The Professional’s Choice for Decades®, Trek®, Viper®, World Class Silencers®, Smith & Wesson Precision Components®, and Put A Legend On Your Line® are some of the registered U.S. trademarks of our company or one of our subsidiaries. 460XVR™, American Guardians™, Competitor™, C.O.R.E.™,Empowering Americans™, GunSmarts™, M2.0™, S&W500™, SD™, SDVE™, Sport™, SW1911™, The S&W Bench™, Thompson/Center Arms™, Cheap Shot™, Impact!™, Impact!SB™, Katahdin™, Maxi-Ball™, Natural Lube 1000 Plus™, Pro Hunter™, Pro Hunter FX™, Pro Hunter XT™, Quickshot™, Speed Shot™, Strike™, Super Glide™, Venture™, Alpine™, One™, Patrolman™, and Tracker™ are some of the unregistered trademarks of our company or one of our subsidiaries. This report also may contain trademarks and trade names of other companies.

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding the impact, if any, of recently issued accounting standards on our consolidated financial statements; lease payments for future periods; estimated amortization expense of intangible assets for future periods; the outcome of the lawsuits to which we are subject and their effect on us; our belief that the claims asserted by Gemini (as defined herein) and the Mexican Government in separate actions against us have no merit and that we intend to aggressively defend these actions; our belief with respect to the various matters described in the Litigation section, that the allegations are unfounded and that any incident and any results from them or any injuries were due to negligence or misuse of the firearm by the claimant or a third party; our belief that our accruals for product liability cases and claims are a reasonable quantitative measure of the cost to us of product liability cases and claims; our belief that we have provided adequate accruals for defense costs; our intention in connection with the Project Agreement (as defined herein) to incur, or cause to be incurred, no less than $120.0 million in aggregate capital expenditures on or before December 31, 2025, create no less than 620 new jobs, and sustain an average hourly wage of at least $25.97 at the facility; our intention in connection with the Relocation (as defined herein) to vacate and sublease our Missouri distribution facility; our belief that we will not incur an impairment associated with the lease associated with our Missouri distribution facility; our intention, with respect to assets associated with our assembly operations in Massachusetts and distribution operations in Missouri, to either move those assets to Tennessee at the appropriate time or sell or sublease those assets that will not be moved; our intention, at or near the conclusion of our Connecticut building lease in May 2024, to relocate a portion of the plastic injection molding operations to Tennessee and evaluate selling the remaining molding operations utilized in our Connecticut operations to a third party; our expectation that we will incur capital expenditures in connection with the construction and equipping of the new facility in Maryville, Tennessee in an aggregate amount of no less than $120.0 million on or before December 31, 2025; our belief that growth in inventory in the long gun channel during the quarter reflects a combination of increased competition and lower levels of consumer demand; our expectation on spending for capital expenditures in fiscal 2022; factors affecting our future capital requirements; availability of equity or debt financing on acceptable terms, if at all; our expectation that finished goods inventory will continue to increase in the next quarter as we restock in anticipation of providing our customers with a more robust selection of inventory and prepare for the next increase in consumer demand; and our belief that our existing capital resources and credit facilities will be adequate to fund our operations, including our finance leases and other commitments, for the next 12 months. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q reflect our views as of the date of this Quarterly Report on Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among other, economic, social, political, legislative, and regulatory factors; the potential for increased regulation of firearms and firearm-related products; actions of social activists that could have an adverse effect on our business; the impact of lawsuits; the demand for our products; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; our competitive environment; the supply, availability, and costs of raw materials and components; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to effectively manage and execute the Relocation; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; our penetration rates in new and existing markets; our strategies; our ability to maintain and enhance brand recognition and reputation; our ability to introduce new products; the success of new products; our ability to expand our markets; our ability to integrate acquired businesses in a successful manner; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2021, filed with the SEC on June 17, 2021.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	October 31, 2021	April 30, 2021
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$159,391	$113,017
Accounts receivable, net of allowances for credit losses of $38 on October 31, 2021 and $107 on April 30, 2021	44,226	67,442
Inventories	120,277	78,477
Prepaid expenses and other current assets	8,321	8,408
Income tax receivable	1,717	909
Total current assets	333,932	268,253
Property, plant, and equipment, net	136,932	141,612
Intangibles, net	4,322	4,417
Goodwill	19,024	19,024
Other assets	10,966	13,082
	$505,176	$446,388
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,070	$57,337
Accrued expenses and deferred revenue	31,958	33,136
Accrued payroll and incentives	11,068	17,381
Accrued income taxes	1,722	1,157
Accrued profit sharing	7,777	14,445
Accrued warranty	2,142	2,199
Total current liabilities	103,737	125,655
Deferred income taxes	904	904
Finance lease payable, net of current portion	38,228	38,786
Other non-current liabilities	13,999	14,659
Total liabilities	156,868	180,004
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 74,546,592 issued and 48,294,374 shares outstanding on October 31, 2021 and 74,222,127 shares issued and 49,937,329 shares outstanding on April 30, 2021	75	74
Additional paid-in capital	275,229	273,431
Retained earnings	445,306	325,181
Accumulated other comprehensive income	73	73
Treasury stock, at cost (26,252,218 shares on October 31, 2021 and 24,284,798 on April 30, 2021)	(372,375)	(332,375)
Total stockholders’ equity	348,308	266,384
	$505,176	$446,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net sales	$230,479	$248,729	$505,088	$478,614
Cost of sales	128,484	147,656	273,151	285,117
Gross profit	101,995	101,073	231,937	193,497
Operating expenses:
Research and development	1,744	1,855	3,552	3,761
Selling, marketing, and distribution	11,423	11,614	22,057	21,609
General and administrative	23,436	23,224	41,049	45,007
Total operating expenses	36,603	36,693	66,658	70,377
Operating income from continuing operations	65,392	64,380	165,279	123,120
Other income/(expense), net:
Other income/(expense), net	833	693	1,493	760
Interest expense, net	(466)	(1,490)	(1,011)	(2,806)
Total other income/(expense), net	367	(797)	482	(2,046)
Income from continuing operations before income taxes	65,759	63,583	165,761	121,074
Income tax expense	14,824	14,465	37,944	28,657
Income from continuing operations	50,935	49,118	127,817	92,417
Discontinued operations:
Income from discontinued operations, net of tax	—	3,123	—	8,209
Net income	50,935	52,241	127,817	100,626
Net income per share:
Basic - continuing operations	$1.06	$0.88	$2.65	$1.66
Basic - net income	$1.06	$0.93	$2.65	$1.81
Diluted - continuing operations	$1.05	$0.87	$2.63	$1.64
Diluted - net income	$1.05	$0.92	$2.63	$1.78
Weighted average number of common shares outstanding:
Basic	48,147	55,914	48,270	55,691
Diluted	48,692	56,531	48,524	56,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at July 31, 2020	73,865	$74	$269,192	$390,101	$73	18,167	$(222,375)	$437,065
Stock-based compensation	—	—	1,218					1,218
Shares issued under employee stock purchase plan	—	—	677	—	—	—	—	677
Issuance of common stock under restricted stock unit awards, net of shares surrendered	258	—	(1,176)	—	—	—	—	(1,176)
Dividends issued	—	—	—	(2,795)	—	—	—	(2,795)
Spin off of outdoor products and accessories business	—	—	—	(260,352)	—	—	—	(260,352)
Net income	—	—	—	52,241	—	—	—	52,241
Balance at October 31, 2020	74,123	74	269,911	179,195	73	18,167	(222,375)	226,878

Balance at April 30, 2020	73,527	74	267,630	341,716	73	18,167	(222,375)	387,118
Proceeds from exercise of employee stock options	191	—	1,518	—	—	—	—	1,518
Stock-based compensation - continuing operations	—	—	2,075	—	—	—	—	2,075
Stock-based compensation - discontinued operations	—	—	184	—	—	—	—	184
Shares issued under employee stock purchase plan	136	—	677	—	—	—	—	677
Issuance of common stock under restricted stock unit awards, net of shares surrendered	269	—	(2,173)	—	—	—	—	(2,173)
Dividends issued	—	—	—	(2,795)	—	—	—	(2,795)
Spin off of outdoor products and accessories business	—	—	—	(260,352)	—	—	—	(260,352)
Net income	—	—	—	100,626	—	—	—	100,626
Balance at October 31, 2020	74,123	74	269,911	179,195	73	18,167	(222,375)	226,878

Balance at July 31, 2021	74,298	74	274,068	398,219	73	26,252	(372,375)	300,059
Stock-based compensation	—	—	914	—	—	—	—	914
Shares issued under employee stock purchase plan	—	—	831	—	—	—	—	831
Issuance of common stock under restricted stock unit awards, net of shares surrendered	249	1	(584)	—	—	—	—	(583)
Dividends issued	—	—	—	(3,848)	—	—	—	(3,848)
Net income	—	—	—	50,935	—	—	—	50,935
Balance at October 31, 2021	74,547	75	275,229	445,306	73	26,252	(372,375)	348,308

Balance at April 30, 2021	74,222	74	273,431	325,181	73	24,285	(332,375)	266,384
Stock-based compensation	—	—	2,366	—	—	—	—	2,366
Shares issued under employee stock purchase plan	—	—	831	—	—	—	—	831
Issuance of common stock under restricted stock unit awards, net of shares surrendered	325	1	(1,399)	—	—	—	—	(1,398)
Repurchase of treasury stock	—	—	—	—	—	1,967	(40,000)	(40,000)
Dividends issued	—	—	—	(7,692)	—	—	—	(7,692)
Net income	—	—	—	127,817	—	—	—	127,817
Balance at October 31, 2021	74,547	$75	$275,229	$445,306	$73	26,252	$(372,375)	$348,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended October 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Income from continuing operations	$127,817	$92,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,210	17,129
Loss on sale/disposition of assets	57	3
Provision for losses on notes and accounts receivable	781	29
Impairment of long-lived tangible assets	86	—
Stock-based compensation expense	2,366	2,075
Changes in operating assets and liabilities:
Accounts receivable	22,435	(7,787)
Inventories	(41,800)	24,852
Prepaid expenses and other current assets	87	(43)
Income taxes	(243)	(8,267)
Accounts payable	(8,514)	28,331
Accrued payroll and incentives	(6,313)	(1,043)
Accrued profit sharing	(6,668)	4,613
Accrued expenses and deferred revenue	(1,205)	(16,212)
Accrued warranty	(57)	1,055
Other assets	2,030	2,561
Other non-current liabilities	(705)	(1,625)
Cash provided by operating activities - continuing operations	105,364	138,088
Cash used in operating activities - discontinued operations	—	(2,225)
Net cash provided by operating activities	105,364	135,863
Cash flows from investing activities:
Payments to acquire patents and software	(156)	(350)
Proceeds from sale of property and equipment	70	—
Payments to acquire property and equipment	(10,113)	(14,964)
Cash used in investing activities - continuing operations	(10,199)	(15,314)
Cash used in investing activities - discontinued operations	—	(1,143)
Net cash used in investing activities	(10,199)	(16,457)
Cash flows from financing activities:
Proceeds from loans and notes payable	—	25,000
Cash paid for debt issuance costs	—	(450)
Payments on finance lease obligation	(531)	(479)
Payments on notes and loans payable	—	(185,000)
Distribution to discontinued operations	—	(25,000)
Payments to acquire treasury stock	(40,000)	—
Dividend distribution	(7,692)	(2,795)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	831	2,195
Payment of employee withholding tax related to restricted stock units	(1,399)	(2,173)
Cash used in financing activities - continuing operations	(48,791)	(188,702)
Cash used in financing activities - discontinued operations	—	(166)
Net cash used in by financing activities	(48,791)	(188,868)
Net increase/(decrease) in cash and cash equivalents	46,374	(69,462)
Cash and cash equivalents, beginning of period	113,017	125,011
Cash and cash equivalents, end of period	$159,391	$55,549
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,116	$2,188
Income taxes	$38,186	$40,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Supplemental Disclosure of Non-cash Investing Activities:

	For the Six Months Ended October 31,
	2021	2020
	(In thousands)
Purchases of property and equipment included in accounts payable	$993	$1,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2021 and 2020

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

(2) Basis of Presentation:

Interim Financial Information – The condensed consolidated balance sheet as of October 31, 2021, the condensed consolidated statements of income for the three and six months ended October 31, 2021 and 2020, the condensed consolidated statements of changes in stockholders’ equity for the three and six months ended October 31, 2021 and 2020, and the condensed consolidated statements of cash flows for the six months ended October 31, 2021 and 2020 have been prepared by us without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows for the three and six months ended October 31, 2021 and for the periods presented, have been included. All intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2021 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021. The results of operations for the three and six months ended October 31, 2021 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2022, or any other period.

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," an update that amends and simplifies the accounting for income taxes by removing certain exceptions in the existing guidance and providing new guidance to reduce complexity in certain areas. The guidance went into effect at the start of this fiscal year ending April 30, 2022 with early adoption permitted. We have reviewed the amendments in this update and determined that there were no material changes or impacts on our condensed consolidated financial statements.

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

Our common stock continues to trade on the Nasdaq Global Select Market under the ticker symbol “SWBI,” and AOUT is now trading shares of common stock listed on the Nasdaq Global Select Market under the ticker symbol “AOUT.” The outdoor products and accessories business historical financial data is recorded as discontinued operations. See our Current Report on Form 8-K filed on August

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2021 and 2020

26, 2020 for more information regarding the Separation. As a result of the Separation, we divested net assets of $260.4 million, which includes the $25.0 million cash distribution to AOUT, in the prior fiscal year.

The results of AOUT were previously reported in our Outdoor Products & Accessories segment. The historical financial data of the outdoor products and accessories business through August 23, 2020 is recorded as discontinued operations in income from discontinued operations in the condensed consolidated financial statements. For the three and six months ended October 31, 2020, income from discontinued operations, net of tax was $3.1 million and $8.2 million, respectively.

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

The following table summarizes the major line items for the outdoor products and accessories business that are included in income from discontinued operations, net of tax, in the condensed consolidated statements of income:

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2021	2020	2021	2020
	(In thousands)
Net revenues	$—	$13,168	$—	$61,249
Cost of sales	—	3,409	—	27,147
Operating expenses	—	5,825	—	23,458
Other income, net	—	34	—	118
Income from discontinued operations before income taxes	—	3,968	—	$10,762
Income tax expense	—	845	—	2,553
Income from discontinued operations, net of tax	$—	$3,123	$—	$8,209

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2021 and 2020

The amounts of assets and liabilities related to our operating and financing leases as of October 31, 2021 were as follows (in thousands):

	Balance Sheet Caption	October 31, 2021
Operating Leases
Right-of-use assets		$7,010
Accumulated amortization		(2,956)
Right-of-use assets, net	Other assets	$4,054

Current liabilities	Accrued expenses and deferred revenue	$1,360
Non-current liabilities	Other non-current liabilities	2,962
Total operating lease liabilities		$4,322
Finance Leases
Right-of-use assets		$40,986
Accumulated depreciation		(5,282)
Right-of-use assets, net	Property, plant, and equipment, net	$35,704

Current liabilities	Accrued expenses and deferred revenue	$1,116
Non-current liabilities	Finance lease payable, net of current portion	38,228
Total finance lease liabilities		$39,344

For the three months ended October 31, 2021, we recorded $454,000 of operating lease costs, of which $38,000 related to short-term leases that were not recorded as right-of-use assets. We recorded $525,000 of financing lease amortization and $494,000 of financing lease interest expense for the three months ended October 31, 2021. For the six months ended October 31, 2021, we recorded $825,000 of operating lease costs, of which $70,000 related to short-term leases that were not recorded as right-of-use assets. We recorded $1.1 million of financing lease amortization and $991,000 of financing lease interest expense for the six months ended October 31, 2021. As of October 31, 2021, our weighted average lease term and weighted average discount rate for our operating leases were 2.5 years and 4.5%, respectively. As of October 31, 2021, our weighted average lease term and weighted average discount rate for our financing leases were 17.0 years and 5.0%, respectively, and consisted primarily of our national logistics facility located in Columbia, Missouri. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

With the completion of the Separation, we entered into a sublease whereby AOUT subleases from us 59.0% of our national logistics facility under the same terms as the master lease. For the six months ended October 31, 2021, we recorded $1.1 million of income related to this sublease agreement, which was recorded in other income in our condensed consolidated statements of income.

The following table represents future expected undiscounted cashflows, based on the sublease agreement with AOUT, to be received on an annual basis for the next five years and thereafter, as of October 31, 2021 (in thousands):

Fiscal	Amount
2022	$939
2023	1,897
2024	1,930
2025	1,964
2026	1,998
Thereafter	28,547
Total future sublease receipts	37,275
Less amounts representing interest	(12,715)
Present value of sublease receipts	$24,560

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2021 and 2020

Future lease payments for all our operating and finance leases for succeeding fiscal years is as follows (in thousands):

	Operating	Financing	Total
2022	$782	$1,547	$2,329
2023	1,575	3,071	4,646
2024	1,566	3,125	4,691
2025	324	3,180	3,504
2026	301	3,235	3,536
Thereafter	397	45,548	45,945
Total future lease payments	4,945	59,706	64,651
Less amounts representing interest	(623)	(20,362)	(20,985)
Present value of lease payments	4,322	39,344	43,666
Less current maturities of lease liabilities	(1,360)	(1,116)	(2,476)
Long-term maturities of lease liabilities	$2,962	$38,228	$41,190

For the three and six months ended October 31, 2021, the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $1.1 million and $2.2 million, respectively.

(5) Notes, Loans Payable, and Financing Arrangements:

Credit Facilities — On August 24, 2020, we and certain of our subsidiaries entered into an amended and restated credit agreement, or the Amended and Restated Credit Agreement, with certain lenders, including TD Bank, N.A., as administrative agent; TD Securities (USA) LLC and Regions Bank, as joint lead arrangers and joint bookrunners; and Regions Bank, as syndication agent. The Amended and Restated Credit Agreement amended and restated our former credit agreement dated as of June 15, 2015. The Amended and Restated Credit Agreement is currently unsecured; however, should any Springing Lien Trigger Event (as defined in the Amended and Restated Credit Agreement) occur, we and certain of our subsidiaries would be required to execute certain documents in favor of TD Bank, N.A., as administrative agent, and the lenders party to such documents would have a legal, valid, and enforceable first priority Lien on the Collateral described therein.

The Amended and Restated Credit Agreement provides for a revolving line of credit of $100.0 million at any one time, or the Revolving Line. The Revolving Line bears interest at either the Base Rate (as defined in the Amended and Restated Credit Agreement) or LIBOR rate, plus an applicable margin based on our consolidated leverage ratio. The Amended and Restated Credit Agreement also provides a swingline facility in the maximum amount of $5.0 million at any one time (subject to availability under the Revolving Line). Each Swingline Loan (as defined in the Amended and Restated Credit Agreement) bears interest at the Base Rate, plus an applicable margin based on our consolidated leverage ratio. Subject to the satisfaction of certain terms and conditions described in the Amended and Restated Credit Agreement, we have an option to increase the Revolving Line by an aggregate amount not exceeding $50.0 million. The Revolving Line matures on the earlier of August 24, 2025 or the date that is six months in advance of the earliest maturity of any Permitted Notes (as defined in the Amended and Restated Credit Agreement) under the Amended and Restated Credit Agreement.

As of October 31, 2021, we did not have any borrowings outstanding on the Revolving Line. Had there been borrowings, they would have borne an interest rate of 1.59%, which is equal to the LIBOR rate plus an applicable margin.

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

Letters of Credit – At October 31, 2021, we had outstanding letters of credit aggregating $2.7 million, which included a $1.5 million letter of credit to collateralize our captive insurance company.

(6) Fair Value Measurement:

We follow the provisions of Accounting Standards Codification, or ASC, 820-10, Fair Value Measurements and Disclosures Topic, or ASC 820-10, for our financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value under GAAP

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2021 and 2020

and requires expanded disclosures regarding fair value measurements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $159.4 million and $113.0 million as of October 31, 2021 and April 30, 2021, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

We do not have any Level 2 or Level 3 financial assets or liabilities as of October 31, 2021.

(7) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or net realizable value, as of October 31, 2021 and April 30, 2021 (in thousands):

	October 31, 2021	April 30, 2021
Finished goods	$41,605	$21,528
Finished parts	60,446	41,738
Work in process	7,464	7,918
Raw material	10,762	7,293
Total inventories	$120,277	$78,477

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2021 and 2020

(8) Accrued Expenses and Deferred Revenue:

The following table sets forth other accrued expenses as of October 31, 2021 and April 30, 2021 (in thousands):

	October 31, 2021	April 30, 2021
Accrued taxes other than income	$10,867	$12,210
Accrued distributor incentives	3,875	2,414
Accrued employee benefits	3,773	4,780
Accrued other	3,673	3,451
Accrued rebates and promotions	3,458	2,174
Accrued professional fees	3,161	2,804
Current portion of operating lease obligation	1,360	1,309
Current portion of finance lease obligation	1,116	1,087
Deferred revenue	675	2,907
Total accrued expenses and deferred revenue	$31,958	$33,136

(9) Stockholders’ Equity:

Treasury Stock

On March 2, 2021, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions. During fiscal 2021, we repurchased 3,380,447 shares of our common stock for $60.0 million under this authorization. During the six months ended October 31, 2021, we completed this stock repurchase program by repurchasing 1,967,420 shares of our common stock for $40.0 million, utilizing cash on hand. On June 15, 2021, our Board of Directors authorized the repurchase of an additional $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions, which authorization is valid through August 2022. As of October 31, 2021, we had not made any purchases under this authorization.

Earnings per Share

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three and six months ended October 31, 2021 and 2020 (in thousands, except per share data):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2021	2020	2020	2020
Net income
Income from continuing operations	$50,935	$49,118	$127,817	$92,417
Income from discontinued operations	—	3,123	—	8,209
Net income	$50,935	$52,241	$127,817	$100,626
Weighted average shares outstanding — Basic	48,147	55,914	48,270	55,691
Effect of dilutive stock awards	545	617	254	784
Weighted average shares outstanding — Diluted	48,692	56,531	48,524	56,475
Earnings per share — Basic
Income from continuing operations	$1.06	$0.88	$2.65	$1.66
Income from discontinued operations	—	$0.05	—	$0.15
Net income	$1.06	$0.93	$2.65	$1.81
Earnings per share — Diluted
Income from continuing operations	$1.05	$0.87	$2.63	$1.64
Income from discontinued operations	—	$0.05	—	$0.14
Net income	$1.05	$0.92	$2.63	$1.78

For the three months ended October 31, 2021 and 2020, the amount of shares excluded from the computation of diluted earnings per share was 17,815 and 9,052, respectively, because the effect would be antidilutive. For the six months ended October 31, 2021 and 2020, the amount of shares excluded from the computation of diluted earnings per share was 25,036 and 9,472, respectively, because the effect would be antidilutive.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2021 and 2020

Incentive Stock and Employee Stock Purchase Plans

In September 2013, our Board of Directors approved the 2013 Incentive Stock Plan under which employees and non-employees may be granted stock options, restricted stock awards, restricted stock units, stock appreciation rights, and bonus stock awards.

We have an Employee Stock Purchase Plan, or the ESPP, under which each participant is granted an option to purchase our common stock at a discount on each subsequent exercise date during the offering period (as such terms are defined in the ESPP) in accordance with the terms of the ESPP.

The total stock-based compensation expense, including stock options, purchases under our ESPP, service-based restricted stock units, or RSUs, and performance-based RSUs, or PSUs, was $2.4 million and $2.1 million for the six months ended October 31, 2021 and 2020, respectively. We include stock-based compensation expense in cost of sales, sales and marketing, research and development, and general and administrative expenses.

We grant RSUs to employees and non-employee members of our Board of Directors. The awards are made at no cost to the recipient. An RSU represents the right to receive one share of our common stock and does not carry voting or dividend rights. Except in specific circumstances, RSU grants to employees vest over a period of four years with one-fourth of the units vesting on each anniversary of the grant date. We amortize the aggregate fair value of our RSU grants to compensation expense over the vesting period.

We grant PSUs to our executive officers and certain management employees who are not executive officers. The PSUs vest, and the fair value of such PSUs will be recognized, over the corresponding three-year performance period.

During the six months ended October 31, 2021, we granted an aggregate of 158,420 RSUs, including 66,441 RSUs to non-executive officer employees, 49,277 RSUs to our executive officers, and 42,702 RSUs to our directors. During the six months ended October 31, 2021, we granted 73,913 PSUs to certain of our executive officers. Compensation expense related to grants of RSUs and PSUs was $2.0 million for the six months ended October 31, 2021. During the six months ended October 31, 2021, we cancelled 40,869 PSUs, and 37,051 RSUs as a result of the service conditions not being met. In connection with the vesting of RSUs, during the six months ended October 31, 2021, we delivered common stock to our employees and directors, including our executive officers, with a total market value of $6.9 million. In addition, in connection with a 2018 grant, 86,400 PSUs vested to certain of our executive officers and a former executive officer, which resulted from achieving the maximum performance of 200.0% of target for the original 43,200 PSUs granted.

During the six months ended October 31, 2020, we granted an aggregate of 234,007 RSUs, including 159,485 RSUs to non-executive officer employees, 48,952 RSUs to our executive officers, and 25,570 RSUs to our directors. During the six months ended October 31, 2020, we granted 36,308 PSUs to certain of our executive officers. Compensation expense related to grants of RSUs and PSUs was $1.2 million for the six months ended October 31, 2020. During the six months ended October 31, 2020, we cancelled 92,500 PSUs as a result of the failure to satisfy the performance metric and 85,741 RSUs as a result of the service conditions not being met. In connection with the vesting of RSUs, during the six months ended October 31, 2020, we delivered common stock to our employees and directors, including our executive officers, with a total market value of $6.6 million.

A summary of activity for unvested RSUs and PSUs for the six months ended October 31, 2021 and 2020 is as follows:

	For the Six Months Ended October 31,
	2021			2020
			Weighted		Weighted
	Total # of		Average	Total # of	Average
	Restricted		Grant Date	Restricted	Grant Date
	Stock Units		Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	995,879		$10.65	1,313,974	$11.54
Awarded	275,533	(a)	17.08	270,315	13.93
Vested	(329,726)		12.42	(381,946)	14.89
Forfeited	(77,920)		11.49	(178,241)	15.27
RSUs and PSUs outstanding, end of period	863,766		$11.96	1,024,102	$15.27

——————————

(a)
Includes 43,200 PSUs vested in connection with achieving maximum performance targets for the 2018 grant.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2021 and 2020

As of October 31, 2021, there was $4.0 million of unrecognized compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average remaining contractual term of 1.5 years.

(10) Commitments and Contingencies:

Litigation

In January 2018, Gemini Technologies, Incorporated, or Gemini, commenced an action against us in the U.S. District Court for the District of Idaho, or the District Court. The complaint alleges, among other things, that we breached the earn-out and other provisions of the asset purchase agreement and ancillary agreements between the parties in connection with our acquisition of the Gemtech business from Gemini. The complaint seeks a declaratory judgment interpreting various terms of the asset purchase agreement and damages in the sum of $18.6 million. In May 2018, the District Court dismissed the complaint on the grounds of forum non conveniens. In June 2018, Gemini appealed the decision dismissing its complaint to the U.S. Court of Appeals for the Ninth Circuit, or the Ninth Circuit. On July 24, 2019, the Ninth Circuit reversed the dismissal and remanded the case to the District Court to perform a traditional forum non conveniens analysis. On September 6, 2019, the parties stipulated that they do not contest that the venue is proper in the District of Idaho. On November 4, 2019, we filed an answer to Gemini’s complaint and a counterclaim against Gemini and its stockholders at the time of the signing of the asset purchase agreement. Plaintiffs amended their complaint to add a claim of fraud in the inducement. On September 24, 2021, Gemini filed a motion for summary judgment seeking to dismiss our counterclaim. On October 25, 2021, we filed our opposition to Gemini’s motion. No decision has issued to date. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action.

We are a defendant in six product liability cases and are aware of two other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed in August 1999 by the city of Gary, Indiana, or the City, against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. In January 2018, the Lake Superior Court, County of Lake, Indiana granted defendants’ Motion for Judgment on the Pleadings, dismissing the case in its entirety. In February 2018, plaintiffs appealed the dismissal to the Indiana Court of Appeals. In May 2019, the Indiana Court of Appeals issued a decision, which affirmed in part and reversed in part and remanded for further proceedings, the trial court’s dismissal of the City’s complaint. In July 2019, defendants filed a Petition to Transfer jurisdiction to the Indiana Supreme Court. In November 2019, the Indiana Supreme Court denied our petition to transfer and the case was returned to the trial court. The trial court granted defendants’ motion to sequence discovery, requiring the City to respond to defendants’ discovery requests by December 31, 2021. All discovery requests against the defendants are stayed until 90 days after the City responds to defendants’ discovery requests.

In May 2018, we were named in an action related to the Parkland, Florida shooting that was filed in the Circuit Court, Broward County, Florida seeking a declaratory judgment that a Florida statute that provides firearm manufacturers and dealers immunity from liability when their legally manufactured and lawfully sold firearms are later used in criminal acts applies only to civil actions commenced by governmental agencies, not private litigants. In August 2018, we moved to dismiss the complaint on the grounds that it seeks an impermissible advisory opinion. In December 2018, the court granted defendants’ motion to dismiss without prejudice and granted plaintiffs leave to amend their complaint. Later in December 2018, plaintiffs filed a Second Amended Complaint for Declaratory Relief and defendants filed a Motion to Dismiss Plaintiffs’ Second Amended Complaint. In November 2019, the court granted defendants’ motion to dismiss plaintiffs’ second amended complaint, with prejudice. On June 15, 2021, upon plaintiffs’ motion, the Fourth District Court of Appeal of the State of Florida, or the Court of Appeal, ruled that the Circuit Court’s order dismissing the case was not “final and appealable,” and ordered the Circuit Court to enter a final order of dismissal. On July 30, 2021, plaintiffs Frederic and Jennifer Guttenberg filed a notice of appeal to the Court of Appeal. Plaintiffs’ filed their initial brief on November 17, 2021.

We are a defendant in a putative class proceeding before the Ontario Superior Court of Justice in Toronto, Canada that was filed in December 2019. The action claims CAD$50 million in aggregate general damages, CAD$100 million in aggregate punitive damages, special damages in an unspecified amount, together with interest and legal costs. The named plaintiffs are two victims of a shooting that took place in Toronto in July 2018 and their family members. One victim was shot and injured during the shooting. The other suffered unspecified injuries while fleeing the shooting. The plaintiffs are seeking to certify a claim on behalf of classes that include all persons who were killed or injured in the shooting and their immediate family members. The plaintiffs allege negligent design and public nuisance. The case has not been certified as a class action. In July 2020, we filed a Notice of Motion for an order striking the claim and dismissing the action in its entirety. On February 11, 2021, the court granted our motion in part, and dismissed the plaintiffs’ claims in public nuisance and strict liability. The court declined to strike the negligent design claim, and ordered that the claim proceed to a certification motion, which is scheduled to be heard in March 2022. On March 2, 2021, we filed a motion for leave to appeal the court’s refusal to strike the negligent design claim with the Divisional Court, Ontario Superior Court of Justice. On July 30, 2021, plaintiffs

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2021 and 2020

filed a motion to stay our motion for leave to appeal with the Divisional Court, on grounds that appeal is premature. On November 19, 2021, the Divisional Court granted plaintiffs' motion, staying our motion for leave to appeal until 30 days after the decision on the balance of plaintiffs' certification motion.

In May 2020, we were named in an action related to the Chabad of Poway synagogue shooting that took place in April 2019. The complaint was filed in the Superior Court of the State of California, for the County of San Diego – Central, and asserts claims against us for product liability, unfair competition, negligence, and public nuisance. The plaintiffs allege they were present at the synagogue on the day of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory and punitive damages, attorneys’ fees, and injunctive relief. In September 2020, we filed a demurrer and motion to strike, seeking to dismiss plaintiffs’ complaint. The plaintiffs filed an opposition to our motion in December 2020. Our reply to plaintiffs’ opposition was filed on January 15, 2021. The hearing on our motion was held on June 8, 2021. On July 2, 2021, the court granted our motion in part, and reversed it in part, ruling that: (1) the PLCAA barred plaintiffs’ product liability action; (2) plaintiffs did not have standing to maintain an action under the Unfair Competition Law for personal injury related damages, but giving plaintiffs leave to amend to plead an economic injury; and (3) the PLCAA did not bar plaintiffs’ ordinary negligence and public nuisance actions because plaintiffs had alleged that we violated 18 U.S.C Section 922(b)(4), which generally prohibits the sale of fully automatic “machineguns.” On August 13, 2021, we filed a Petition for Writ of Mandate in the Court of Appeal of the state of California, Fourth Appellate District, Division One. On September 14, 2021, the Court of Appeal denied our appeal. Discovery is ongoing.

We are a defendant in an action filed in the U.S. District Court for the District of Massachusetts. On August 4, 2021, the Mexican Government filed an action against several U.S.-based firearms manufacturers and a firearms distributor, claiming defendants design, market, distribute, and sell firearms in ways they know routinely arm the drug cartels in Mexico. Plaintiff alleges, among other claims, negligence, public nuisance, design defect, unjust enrichment and restitution against all defendants and violation of the Massachusetts Consumer Protection Act against us alone, and is seeking monetary damages and injunctive relief. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action. On November 22, 2021, defendants filed motions to dismiss plaintiff's complaint.

We believe that the various allegations described above are unfounded, and, in addition, that any incident and any results from them or any injuries were due to negligence or misuse of the firearm by the claimant or a third party.

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

Commitments

On September 30, 2021, we announced our plan to move our headquarters and significant elements of our operations to Maryville, Tennessee in 2023, or the Relocation. In connection with the Relocation, we entered into a project agreement, or the Project Agreement,

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2021 and 2020

with The Industrial Development Board of Blount County and the Cities of Alcoa and Maryville, Tennessee, a public, nonprofit corporation organized and existing under the laws of the state of Tennessee, or the IDB. Pursuant to the Project Agreement, we represented to the IDB that we intend to incur, or cause to be incurred, no less than $120.0 million in aggregate capital expenditures on or before December 31, 2025, create no less than 620 new jobs, and sustain an average hourly wage of at least $25.97 at the facility. Further, pursuant to the Project Agreement, we are required to, among other things, (A) execute a facility lease and an equipment lease with the IDB; (B) cause the construction of the new facility at our sole cost and expense to commence on or before May 31, 2022; (C) incur, or cause to be incurred, aggregate capital expenditures in connection with the construction and equipping of the new facility in an aggregate amount of not less than $120.0 million on or before December 31, 2025; (D) cause the construction of the new facility to be substantially completed and for a certificate of occupancy to be issued therefore on or before December 31, 2023; (E) provide the IDB with a written report certified by one of our authorized officers, not later than January 31 of each year during the period between January 31, 2024 and January 31, 2031; and (F) make certain payments to IDB in the event that our actual capital expenditures, number of employees, or average hourly wage of such employees are less than our projections.

As part of the Relocation, we intend to vacate and sublease our Missouri distribution facility. As of October 31, 2021, we had received indications of interest from potential third-party sublessees and believe that we will not incur an impairment associated with this lease. Assets associated with our assembly operations in Massachusetts and distribution operations in Missouri continue to be fully utilized and we intend to either move those assets to Tennessee at the appropriate time or sell or sublease those assets that will not be moved. Consequently, as of October 31, 2021, we could not determine a range of potential losses associated with any possible impairment of such assets.

In addition, at or near the conclusion of our Connecticut building lease in May 2024, we intend to relocate a portion of our plastic injection molding operations to Tennessee and will evaluate selling the remaining molding operations utilized in our Connecticut operations to a third party. As of October 31, 2021, all plastic injection molding machinery and equipment was being utilized and therefore, we could not determine an estimated range of reasonably possible losses associated with any impairment of such assets because we have not yet determined which assets will be sold.

(11) Subsequent Events:

In June 2021, our Board of Directors authorized a regular quarterly dividend for stockholders of $0.08 per share. The dividend will be for stockholders of record as of market close on December 16, 2021 and is payable on January 3, 2022.

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

Second Quarter Fiscal 2022 Highlights

Our operating results for the three months ended October 31, 2021 included the following:

•
Net sales were $230.5 million, a decrease of $18.3 million, or 7.3%, from the comparable quarter last year.
•
Gross margin was 44.3%, compared with gross margin of 40.6% for the comparable quarter last year.
•
Income from continuing operations was $50.9 million, or $1.05 per diluted share, compared with income from continuing operations of $49.1 million, or $0.87 per diluted share, for the comparable quarter last year.

Our operating results for the six months ended October 31, 2021 included the following:

•
Net sales were $505.1 million, an increase of $26.5 million, or 5.5%, over the prior year comparable period.
•
Gross margin was 45.9%, an increase of 550 basis points over the prior year comparable period.
•
Income from continuing operations was $127.8 million, or $2.63 per diluted share, compared with income from continuing operations of $92.4 million, or $1.64 per diluted share, for the prior year comparable period.
•
On September 30, 2021, we announced the Relocation. In connection with the Relocation, we will build a new facility in Maryville, Tennessee and our corporate headquarters, some of our Springfield manufacturing operations, a portion of our Deep River, Connecticut plastic injection molding facility, and our Columbia, Missouri distribution operations will be relocated to Maryville, Tennessee. We expect to incur capital expenditures in connection with the construction and equipping of the new facility in an aggregate amount of no less than $120.0 million on or before December 31, 2025. Through October 31, 2021, we have incurred $5.5 million of restructuring charges related to the Relocation.

Results of Operations

Net Sales and Gross Profit – For the Three Months Ended October 31, 2021

The following table sets forth certain information regarding net sales and gross profit for the three months ended October 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Handguns	$157,525	$161,034	$(3,509)	-2.2%
Long Guns	60,320	75,987	(15,667)	-20.6%
Other Products & Services	12,634	11,708	926	7.9%
Total sales	$230,479	$248,729	$(18,250)	-7.3%
Cost of sales	128,484	147,656	(19,172)	-13.0%
Gross profit	$101,995	$101,073	$922	0.9%
% of net sales (gross margin)	44.3%	40.6%

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended October 31, 2021 and 2020 (units in thousands):

Total Units Shipped	2021	2020	# Change	% Change
Handguns	383	455	(72)	-15.8%
Long Guns	109	171	(62)	-36.3%

Sporting Goods Channel Units Shipped	2021	2020	# Change	% Change
Handguns	360	420	(60)	-14.3%
Long Guns	104	166	(62)	-37.3%

Professional Channel Units Shipped	2021	2020	# Change	% Change
Handguns	23	35	(12)	-34.3%
Long Guns	5	5	—	—

Sales of our handguns decreased $3.5 million, or 2.2%, from the comparable quarter last year. The decrease in sales was primarily because of decreased shipments of our M&P branded polymer pistols, partially offset by increased shipments of revolvers and two price increases, one in November 2020 and one in June 2021. Handgun unit shipments into the sporting goods channel decreased by 14.3% from the comparable quarter last year while overall consumer demand decreased 24.2% (as indicated by adjusted background checks reported in the National Instant Criminal Background Check System, or NICS). However, based on data we track internally on distributor and strategic retailer inventory levels in the channel in certain of our handgun products, we believe that a significant portion of our unit shipments were used to replenish inventories in the distribution and retail channels, and after adjusting for this, we believe our market share likely declined in the quarter as compared to NICS. We believe this is due to the significant market share gains we achieved as a result of the historic demand levels during the pandemic, and with demand levels now easing, competitor offerings are more available at retail, which likely resulted in a market share decline for us from our peak levels, although we believe we still maintain our leadership position.

Sales of our long guns decreased $15.7 million, or 20.6%, from the comparable quarter last year. The decrease in sales was primarily because of decreased shipments of our hunting rifles as a result of the planned divestiture of that product line combined with lower shipments of our M&P modern sporting rifles, partially offset by increased shipments of a newly introduced product in the quarter and two price increases. Long gun unit shipments into our sporting goods channel decreased 37.3% from the comparable quarter last year. Excluding shipments of Thompson/Center branded products, long gun units decreased 12.7% as compared with a 16.2% decrease in reported NICS checks. However, based on data we track internally on distributor and strategic retailer inventory levels in the channel in certain of our long gun products, we believe that a significant portion of our unit shipments were used to replenish inventories in the distribution and retail channels, and after adjusting for this, we believe our market share likely declined in the quarter as compared to NICS. We believe this is due to the significant market share gains we achieved as a result of the historic demand levels during the pandemic, and with demand levels now easing, competitor offerings are more available at retail, which likely resulted in a market share decline for us from our peak levels, although we believe we still maintain our leadership position.

Other products and services revenue increased $926,000, or 7.9%, over the comparable quarter last year, primarily because of increased business-to-business services, increased sales of component parts, and increased sales of handcuffs.

New products, defined as any new SKU not shipped in the comparable quarter last year, represented 12.8% of sales for the three months ended October 31, 2021 and included a new M&P branded long gun and many new M&P product line extensions.

Gross margin for the three months ended October 31, 2021 was 44.3%, compared with gross margin of 40.6% for the comparable quarter last year, primarily because of price increases, combined with a shift in mix to higher margin products, and favorable manufacturing fixed-cost absorption, partially offset by expenses recorded related to employee severance and relocation costs associated with the Relocation.

As expected, our inventory balances increased $41.8 million between April 30, 2021 and October 31, 2021, as we replenished stock to provide our customers with a more robust selection of inventory and prepared for the next increase in consumer demand. We increased our finished parts inventory by $18.7 million in an effort to reduce the risk of potential supply chain issues. While inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results, it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors, including seasonality, new product introductions, news events, political events, and consumer tastes. We expect finished goods inventory will continue to increase in the next quarter as we bring our stock to a more desired level in anticipation of future consumer demand.

Net Sales and Gross Profit – For the Six Months Ended October 31, 2021

The following table sets forth certain information regarding net sales and gross profit for the six months ended October 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Handguns	$355,381	$326,211	$29,170	8.9%
Long Guns	128,012	129,834	(1,822)	-1.4%
Other Products & Services	21,695	22,569	(874)	-3.9%
Total Revenue	$505,088	$478,614	$26,474	5.5%
Cost of sales	273,151	285,117	(11,966)	-4.2%
Gross profit	$231,937	$193,497	$38,440	19.9%
% of net sales (gross margin)	45.9%	40.4%

The following table sets forth certain information regarding firearm units shipped by trade channel for the six months ended October 31, 2021 and 2020 (units in thousands):

Total Units Shipped	2021	2020	# Change	% Change
Handguns	890	927	(37)	-4.0%
Long Guns	246	283	(37)	-13.1%

Sporting Goods Channel Units Shipped	2021	2020	# Change	% Change
Handguns	834	861	(27)	-3.1%
Long Guns	235	274	(39)	-14.2%

Professional Channel Units Shipped	2021	2020	# Change	% Change
Handguns	56	66	(10)	-15.2%
Long Guns	11	9	2	22.2%

Sales of our handguns increased $29.2 million, or 8.9%, over the prior year comparable period. The increase in revenue was primarily due to increased shipments of a new concealed carry polymer pistol introduced in the fourth quarter of fiscal 2021 combined with two prices increases, one in November 2020 and one in June 2021. As compared with the prior year, revolver sales were lower due to inventory on hand at the start of the prior fiscal year. During the current period, we did not offer any promotional programs and fulfilled very few older promotional orders, which resulted in an increase in average selling prices compared with the prior period when we fulfilled numerous promotional orders that were offered prior to the increase in demand in March 2020. Unit shipments into the sporting goods channel decreased by 3.1% from the comparable period last year while overall consumer demand decreased 30.4% as indicated by NICS, however, we believe that a significant portion of our unit shipments were used to replenish inventories in the distribution and retail channels, and after adjusting for this, we believe our market share likely declined as compared to NICS. We believe this is due to the significant market share gains we achieved as a result of the historic demand levels during the pandemic, and with demand levels now easing, competitor offerings are more available at retail, which likely resulted in a market share decline for us from our peak levels, although we believe we still maintain our leadership position.

Sales from our long guns decreased $1.8 million, or 1.4%, from the prior year comparable period primarily because of lower shipments of our hunting rifles as a result of the planned divestiture of that product line and decreased shipments of our M&P modern sporting rifles, partially offset by increased shipments of a newly introduced product in the quarter and two price increases. Unit shipments into our sporting goods channel decreased 14.2% compared with a 20.8% decrease in NICS checks versus the prior year comparable period, however, we believe that a significant portion of our unit shipments were used to replenish inventories in the distribution and retail channels, and after adjusting for this, we believe our market share likely declined as compared to NICS. We believe this is due to the significant market share gains we achieved as a result of the historic demand levels during the pandemic, and with demand levels now easing, competitor offerings are more available at retail, which likely resulted in a market share decline for us from our peak levels, although we believe we still maintain our leadership position.

Other products and services revenue decreased $874,000, or 3.9%, from the prior year comparable period, primarily because of decreased sales of component parts and handcuffs, partially offset by an increase in sales for business-to-business services.

New products represented 16.0% of sales for the six months ended October 31, 2021 and included a new M&P branded long gun and many new M&P product line extensions.

Gross margin for the six months ended October 31, 2021 increased 550 basis points over the prior year comparable period primarily because of favorable manufacturing fixed cost absorption, price increases, a shift in mix to higher margin products, and lower promotional product spending. These increases were partially offset by increased manufacturing spending and employee severance and relocation costs associated with the Relocation.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended October 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Research and development	$1,744	$1,855	$(111)	-6.0%
Selling, marketing, and distribution	11,423	11,614	(191)	-1.6%
General and administrative	23,436	23,224	212	0.9%
Total operating expenses	$36,603	$36,693	$(90)	-0.2%
% of net sales	15.9%	14.8%

Research and development expenses decreased $111,000 from the comparable quarter last year, primarily as a result of decreased compensation-related expenses. Selling, marketing, and distribution expenses decreased $191,000, primarily as a result of decreased compensation-related expenses and lower spending on targeted customer promotions, partially offset by increased marketing related expenses and increased travel and entertainment costs. General and administrative expenses increased $212,000, primarily because of $4.2 million in costs associated with the Relocation and $2.9 million of increased legal costs, partially offset by $4.8 million of decreased expenses related to the Separation and $1.6 million of decreased compensation-related costs due to synergy savings realized from the Separation.

The following table sets forth certain information regarding operating expenses for the six months ended October 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Research and development	$3,552	$3,761	$(209)	-5.6%
Selling, marketing, and distribution	22,057	21,609	448	2.1%
General and administrative	41,049	45,007	(3,958)	-8.8%
Total operating expenses	$66,658	$70,377	$(3,719)	-5.3%
% of net sales	13.2%	14.7%

Research and development expenses decreased $209,000 from the prior year comparable period, primarily as a result of decreased depreciation and compensation-related costs. Selling, marketing, and distribution expenses increased $448,000 over the prior year comparable period, primarily because of increased marketing costs, increased compensation-related expense, and increased travel and entertainment expenses, partially offset by decreased spending in targeted customer promotions. General and administrative expenses decreased $4.0 million primarily because of a decrease of $8.4 million related to the Separation and $2.8 million of lower compensation-related expenses due to synergy savings realized from the Separation, partially offset by an increase of $4.2 million of costs associated with the Relocation and $3.1 million of increased legal related expenses.

Operating Income from Continuing Operations

The following table sets forth certain information regarding operating income for the three months ended October 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Operating income from continuing operations	$65,392	$64,380	$1,012	1.6%
% of net sales (operating margin)	28.4%	25.9%

Operating income from continuing operations for the three months ended October 31, 2021 increased $1.0 million over the comparable quarter last year, primarily because of a 370 basis point improvement in gross margin. Operating income from continuing operations was also positively impacted by favorable manufacturing fixed-cost absorption, lower promotional product spending, lower spending related to the Separation, and decreased co-op advertising costs. These favorable impacts were partially offset by increased volume-related manufacturing spending, increased costs associated with the Relocation, and increased legal costs.

The following table sets forth certain information regarding operating income for the six months ended October 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Operating income from continuing operations	$165,279	$123,120	$42,159	34.2%
% of net sales (operating margin)	32.7%	25.7%

Operating income from continuing operations for the six months ended October 31, 2021 increased $42.2 million over the prior year comparable period, primarily because increased revenue and a 550 basis point improvement in gross margin. Operating income from continuing operations was also positively impacted by favorable manufacturing fixed-cost absorption, lower promotional product spending, a decrease in expenses related to the Separation, and a decrease in compensation-related expenses. These increases were partially offset by costs associated with the Relocation, increased legal costs, increased manufacturing spending, and increased profit-sharing expense.

Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended October 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Interest expense	$(466)	$(1,490)	$(1,024)	-68.7%

For the three months ended October 31, 2021, interest expense decreased by $1.0 million from the comparable quarter last year as a result of the repayment of all amounts outstanding on our revolving line of credit during the second quarter of fiscal 2021.

The following table sets forth certain information regarding interest expense for the six months ended October 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Interest expense	$(1,011)	$(2,806)	$(1,795)	-64.0%

During the six months ended October 31, 2021, interest expense decreased by $1.8 million from the prior year comparable period as a result of the repayment of all amounts outstanding on our revolving line of credit during the second quarter of fiscal 2021.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended October 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Income tax expense	$14,824	$14,465	$359	2.5%
% of income from operations (effective tax rate)	22.5%	22.7%		-0.2%

Income tax expense increased $359,000 over the comparable quarter last year as a result of higher operating income for the reasons mentioned above.

The following table sets forth certain information regarding income tax expense for the six months ended October 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Income tax expense	$37,944	$28,657	$9,287	32.4%
% of income from operations (effective tax rate)	22.9%	23.7%		-0.8%

Income tax expense increased $9.3 million over the comparable quarter last year as a result of slightly higher operating income for the reasons mentioned above.

Income from Continuing Operations

The following table sets forth certain information regarding income from continuing operations and the related per share data for the three months ended October 31, 2021 and 2020 (dollars in thousands, except per share data):

	2021	2020	$ Change	% Change
Income from continuing operations	$50,935	$49,118	$1,817	3.7%
Net income per share
Basic - continuing	$1.06	$0.88	$0.18	20.5%
Diluted - continuing	$1.05	$0.87	$0.18	20.7%

Income from continuing operations for the three months ended October 31, 2021 was $50.9 million compared with $49.1 million for the comparable quarter last year for the reasons outlined above.

The following table sets forth certain information regarding income from continuing operations and the related per share data for the six months ended October 31, 2021 and 2020 (dollars in thousands, except per share data):

	2021	2020	$ Change	% Change
Income from continuing operations	$127,817	$92,417	$35,400	38.3%
Net income per share
Basic - continuing	$2.65	$1.66	$0.99	59.6%
Diluted - continuing	$2.63	$1.64	$0.99	60.4%

Income from continuing operations for the six months ended October 31, 2021 was $127.8 million compared with $92.4 million for the comparable quarter last year for the reasons outlined above.

Liquidity and Capital Resources

Our principal cash requirements are to (1) finance the growth of our operations, including working capital and capital expenditures, (2) fund the Relocation, and (3) return capital to stockholders. Capital expenditures for the Relocation, new product development, additional manufacturing capacity, and repair and replacement of equipment represent important cash needs.

The following table sets forth certain cash flow information for the six months ended October 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Operating activities	$105,364	$138,088	$(32,724)	-23.7%
Investing activities	(10,199)	(15,314)	5,115	33.4%
Financing activities	(48,791)	(188,702)	139,911	74.1%
Total cash flow	$46,374	$(65,928)	$112,302	170.3%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow. Cash provided by operating activities was $105.4 million for the six months ended October 31, 2021 compared with $138.1 million of cash generated for the six months ended October 31, 2020. Cash provided by operating activities from continuing operations for the six months ended October 31, 2021 was favorably impacted by income of $143.0 million before depreciation and amortization, a $30.2 million incremental decrease in accounts receivable due to timing of shipments and customer payments, a $15.0 million incremental increase in accrued expenses as a result of the payment of deferred federal excise tax liabilities during the first quarter of fiscal 2021, and the fulfillment of performance obligations relating to sales promotions in the prior year. These favorable impacts were partially offset by an incremental $66.7 million increase in inventory due to increased production capacity offset by reduced consumer demand, an incremental $36.8 million decrease in accounts payable, and an incremental $5.3 million reduction in accrued payroll and incentive accruals due to the payment of management incentive bonuses in the first quarter.

Investing Activities

Cash used in investing activities decreased $5.1 million for the six months ended October 31, 2021 compared with the prior year comparable period. We recorded capital expenditures of $10.1 million for the six months ended October 31, 2021, $4.9 million lower than the prior year comparable period, which included machinery and equipment utilized to increase capacity. Excluding spending related to the Relocation, we currently expect to spend between $20.0 million and $25.0 million on capital expenditures in fiscal 2022, a decrease of $2.1 million to an increase of $2.9 million, as compared with $22.1 million in capital expenditures in fiscal 2021. This is primarily due to lower spending on capacity increases offset by new product development and repair and replacement of equipment.

Additionally, as it relates to the Relocation, we expect to incur capital expenditures in connection with the construction and equipping of the new facility in an aggregate amount of not less than $120.0 million on or before December 31, 2025. We currently expect to spend between $25.0 million and $35.0 million on capital expenditures in fiscal 2022, of which $15.0 million to $20.0 million is expected for the construction of the facility. This spending will be recorded in construction in progress throughout the building construction. Through the six months ended October 31, 2021, we have had no capital expenditures in connection with the Relocation.

Financing Activities

Cash used in financing activities was $48.8 million for the six months ended October 31, 2021 compared with $188.7 million for the six months ended October 31, 2020. Cash used in financing activities during the six months ended October 31, 2021 was primarily the result of a $40.0 million treasury stock repurchase and a $7.7 million dividend distribution. For the six months ended October 31, 2020, cash used in financing activities was primarily a result of a net repayment of $160.0 million of borrowings on our credit facility and funding a distribution of $25.0 million to our discontinued operations.

Finance Lease – We are a party to a $46.2 million lease for our national logistics facility in Columbia, Missouri, which has an effective interest rate of approximately 5.0% and is payable in 240 monthly installments through fiscal 2039. The building is pledged to secure the amounts outstanding. During the six months ending October 31, 2021, we paid $505,500 in principal payments relating to this finance lease. With the completion of the Separation on August 24, 2020, we entered into a sublease for 59.0% of this facility under the same terms as the master lease. We have recorded $1.1 million of income related to this sublease agreement, which is recorded in other income/(expense) in our condensed consolidated statements of income.

Credit Facilities — As of October 31, 2021, we had no outstanding indebtedness. However, we maintain an unsecured revolving line of credit with TD Bank, N.A. and other lenders, or the Lenders, which includes availability up to $100.0 million at any one time. The revolving line provides for availability for general corporate purposes, with borrowings to bear interest at either the Base Rate or LIBOR rate, plus an applicable margin based on our consolidated leverage ratio, as of October 31, 2021. The credit agreement also provides a swingline facility in the maximum amount of $5.0 million at any one time (subject to availability under the revolving line). Each swingline loan bears interest at the Base Rate, plus an applicable margin based on our consolidated leverage ratio. In response to a Springing Lien Triggering Event (as defined in the credit agreement), we would be required to enter into certain documents that create in favor of TD Bank, N.A., as administrative agent, and the lenders party to such documents as legal, valid, and enforceable first priority lien on the collateral described therein. Subject to the satisfaction of certain terms and conditions described in the credit agreement, we have an option to increase the revolving line by an aggregate amount not exceeding $50.0 million. The revolving line matures on the earlier of August 24, 2025, or the date that is six months in advance of the earliest maturity of any Permitted Notes under the credit agreement.

The credit agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. We were in compliance with all debt covenants as of October 31, 2021.

Share Repurchase Programs — On March 2, 2021, our board of directors authorized the repurchase of up to $100.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions. During fiscal 2021, we repurchased 3,380,447 shares of our common stock for $60.0 million under this authorization. During the six months ended October 31, 2021, we completed this stock repurchase program by repurchasing 1,967,420 shares of our common stock for $40.0 million utilizing cash on hand. On June 15, 2021, our board of directors authorized the repurchase of an additional $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions, which authorization is valid through August 2022. As of October 31, 2021, we had not made any purchases under this authorization.

Dividends — In June 2021, our Board of Directors authorized a regular quarterly dividend for stockholders of $0.08 per share. The dividend will be for stockholders of record as of market close on December 16, 2021 and is payable on January 3, 2022.

Our future capital requirements will depend on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, and costs related to the Relocation. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.

As of October 31, 2021, we had $159.4 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our finance leases and other commitments, for the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended October 31, 2021, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2021, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1.A. Risk Factors

We are subject to risks associated with the relocation of our principal offices.

On September 30, 2021, we announced our plan to relocate our headquarters and significant elements of our operations to Maryville, Tennessee in 2023, or the Relocation. In connection with the Relocation, we will build a new facility in Maryville, Tennessee and our corporate headquarters, some of our Springfield manufacturing operations, a portion of our Deep River, Connecticut plastic injection molding facility, and our Columbia, Missouri distribution operations will be relocated to Maryville, Tennessee. There are a number of risks associated with the Relocation, including the following:

•
we may not complete the Relocation during the expected timeframe or within our anticipated budget;
•
we may not have adequate cash resources, borrowing capacity, or other forms of available consideration at favorable pricing that would enable us to pay for the Relocation;
•
a portion of our cash flows from operations will be dedicated to funding the Relocation and will not be available for other purposes;
•
we may not meet the spending, headcount and wage commitments that we are required to meet in order to receive certain incentives associated with the Relocation;
•
we may experience changes in federal, state, and local laws and regulations that prevent the Relocation from proceeding or increase the costs of the Relocation;
•
we may incur capital expenditures for the Relocation in excess of our expected capital expenditures; and
•
we may not effectively transition our workforce as part of the Relocation, in which case we could experience business disruption as a result of a loss of historical knowledge and a lack of business continuity. The market for both hourly workers and professional workers is very competitive and we have experienced, and expect to continue to experience, increased turnover and challenges in recruiting and retaining our employees, which challenges may be exasperated by the Relocation.

Any one or more of these risks could cause us to fail to realize the expected benefits of the Relocation. In addition, we anticipate that the Relocation will require a substantial commitment of our management’s time and attention, which may adversely affect our day-to-day business activities.

The Emergency Temporary Standard for COVID-19 Vaccinations and Testing (the ETS) could have a material adverse impact on our business and results of operations.

On November 5, 2021, the U.S. Department of Labor’s Occupational Safety and Health Administration, or OSHA issued the ETS, which mandates either full vaccination or at least weekly testing of employees for employers with 100 or more employees. On November 12, 2021, the U.S. Court of Appeals for the Fifth Circuit issued an order staying enforcement and implementation of the ETS. We are assessing the anticipated requirements and monitoring future developments. While we cannot currently assess the impact, if any, that the ETS will have on our business or results of operations, it may adversely impact our ability to retain employees and our operations and the cost of compliance may be substantial.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the six months ended October 31, 2021 (dollars in thousands, except per share data):

			Total # of Shares	Maximum Dollar
			Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total # of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs (1)	or Programs
May 1 to May 31, 2021	1,054,550	$18.95	1,054,550	$20,000
June 1 to June 30, 2021	912,870	21.93	912,870	50,000
Total	1,967,420	$20.31	1,967,420	$50,000

—————————

(1) On March 2, 2021, our board of directors authorized the repurchase of up to $100.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions. During fiscal 2021, we repurchased 3,380,447 shares of our common stock for $60.0 million. During the six months ended October 31, 2021, we completed this stock repurchase program by repurchasing 1,967,420 shares of our common stock for $40.0 million utilizing cash on hand. On June 15, 2021, our board of directors authorized the repurchase of an additional $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions, which authorization is valid through August 2022. As of October 31, 2021, we had not made any purchases under this authorization.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (immediately preceding the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

INDEX TO EXHIBITS

10.130*

Project Agreement, dated September 30, 2021, by and among by and among The Industrial Development Board of Blount County and the Cities of Alcoa and Maryville, Tennessee, a public, nonprofit corporation organized and existing under the laws of the State of Tennessee and the Registrant (incorporated by reference to Exhibit 10.130 of the Registrant’s Form 8-K filed with the SEC on September 30, 2021).

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

SMITH & WESSON BRANDS, INC. a Nevada corporation

Date: December 2, 2021	By:	/s/ Mark P. Smith
Mark P. Smith
President and Chief Executive Officer

Date: December 2, 2021	By:	/s/ Deana L. McPherson
Deana L. McPherson
Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary