Form 10-Q
period 2022-01-31
SMITH & WESSON BRANDS, INC.
filed 2022-03-03
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

The registrant had 45,510,515 shares of common stock, par value $0.001, outstanding as of March 1, 2022 .

SMITH & WESSON BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended January 31, 2022 and 2021

Smith & Wesson®, S&W®, M&P®, M&P Shield®, Performance Center®, Airlite®, Airweight®, Armornite®, Bodyguard®, Carry Comp®, Chiefs Special®, Competitor®, E-Series®, EZ®, Governor®, Lever Lock®, Magnum®, SW22 Victory®, T/C®, America’s Master Gunmaker®, Compass®, Contender®, Dimension®, Encore®, Flextech®, Mag Express®, Maxi-Hunter®, Maxima®, Number 13®, Power Rod®, QLA®, Quick Load Accurizer®, Speed Breech®, Speed Breach XT®, Swing Hammer®, T17®, T/CR22®, Triumph®, U-View®, Weather Shield®, Gemtech®, Arrow®, Aurora®, Aurora-II®, Blast Jacket®, Dagger®, G-Core®, GM®, GMT-Halo®, Halo®, Integra®, Lunar®, Mist-22®, Quickmount®, Shield®, Silencer Subsonic®, The Professional’s Choice for Decades®, Trek®, Viper®, World Class Silencers®, Smith & Wesson Precision Components®, and Put A Legend On Your Line® are some of the registered U.S. trademarks of our company or one of our subsidiaries. 460XVR™, American Guardians™, C.O.R.E.™, CSX™, Empowering Americans™, GunSmarts™, M2.0™, S&W500™, SD™, SDVE™, Sport™, SW1911™, The S&W Bench™, Volunteer™, Thompson/Center Arms™, Cheap Shot™, Impact!™, Impact!SB™, Katahdin™, Maxi-Ball™, Natural Lube 1000 Plus™, Pro Hunter™, Pro Hunter FX™, Pro Hunter XT™, Quickshot™, Speed Shot™, Strike™, Super Glide™, Venture™, Alpine™, One™, Patrolman™, and Tracker™ are some of the unregistered trademarks of our company or one of our subsidiaries. This report also may contain trademarks and trade names of other companies.

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding the impact, if any, of recently issued accounting standards on our consolidated financial statements; lease payments for future periods; estimated amortization expense of intangible assets for future periods; our intent to divest our Thompson/Center Arms brand; our belief the sale of our Thompson/Center Arms brand will not have a material impact on our financial statements or results of our operations; the outcome of the lawsuits to which we are subject and their effect on us; our belief that the claims asserted by Gemini (as defined herein), the Mexican Government and plaintiffs in a putative class action in three separate actions against us have no merit and that we intend to aggressively defend these actions; our belief with respect to the various matters described in the Litigation section, that the allegations are unfounded and that any incident and any results from them or any injuries were due to negligence or misuse of the firearm by the claimant or a third party; our belief that our accruals for product liability cases and claims are a reasonable quantitative measure of the cost to us of product liability cases and claims; our belief that we have provided adequate accruals for defense costs; our intention in connection with the Project Agreement (as defined herein) to incur, or cause to be incurred, no less than $120.0 million in aggregate capital expenditures on or before December 31, 2025, create no less than 620 new jobs, and sustain an average hourly wage of at least $25.97 at the facility; our intention, as part of the Relocation (as defined herein), to vacate and sublease our Missouri distribution facility; our belief that we will not incur an impairment associated with the lease associated with our Missouri distribution facility; our intention, with respect to assets associated with our assembly operations in Massachusetts and distribution operations in Missouri, to either move those assets to Tennessee at the appropriate time or sell or sublease those assets that will not be moved; that subsequent to the Relocation, our Massachusetts facility will continue to remain an important part of our manufacturing activities with significant portions of the operations being unaffected by the Relocation; our intention, at or near the conclusion of our Connecticut building lease in May 2024, to relocate a portion of the plastic injection molding operations to Tennessee and evaluate selling the remaining molding operations utilized in our Connecticut operations to a third party; our expectation to incur capital expenditures in connection with the construction and equipping of the new facility in Maryville, Tennessee in an aggregate amount of no less than $120.0 million on or before December 31, 2025; our inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results; our expectation that our inventory levels will continue to increase as we build to our more normalized stocking levels; our current expectation on spending for capital expenditures in fiscal 2022, including spending related to the Relocation; factors affecting our future capital requirements; availability of equity or debt financing on acceptable terms, if at all; the record date and payment date for our dividend; and our belief that our existing capital resources and credit facilities will be adequate to fund our operations, including our finance leases and other commitments, for the next 12 months. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q reflect our views as of the date of this Quarterly Report on Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among other, economic, social, political, legislative, and regulatory factors; the potential for increased regulation of firearms and firearm-related products; actions of social activists that could have an adverse effect on our business; the impact of lawsuits; the demand for our products; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; our competitive environment; the supply, availability, and costs of raw materials and components; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to effectively manage and execute the Relocation; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; our penetration rates in new and existing markets; our strategies; our ability to maintain and enhance brand recognition and reputation; our ability to introduce new products; the success of new products; our ability to expand our markets; our ability to integrate acquired businesses in a successful manner; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2021, or the Fiscal 2021 Form 10-K, and our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2021.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	January 31, 2022	April 30, 2021
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$107,268	$113,017
Accounts receivable, net of allowances for credit losses of $25 on January 31, 2022 and $107 on April 30, 2021	49,386	67,442
Inventories	134,268	78,477
Prepaid expenses and other current assets	7,521	8,408
Income tax receivable	2,233	909
Total current assets	300,676	268,253
Property, plant, and equipment, net	134,540	141,612
Intangibles, net	4,257	4,417
Goodwill	19,024	19,024
Other assets	10,808	13,082
Total assets	$469,305	$446,388
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,060	$57,337
Accrued expenses and deferred revenue	26,857	33,136
Accrued payroll and incentives	16,223	17,381
Accrued income taxes	362	1,157
Accrued profit sharing	11,502	14,445
Accrued warranty	2,040	2,199
Total current liabilities	93,044	125,655
Deferred income taxes	904	904
Finance lease payable, net of current portion	37,930	38,786
Other non-current liabilities	11,118	14,659
Total liabilities	142,996	180,004
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 74,550,885 issued and 45,510,515 shares outstanding on January 31, 2022 and 74,222,127 shares issued and 49,937,329 shares outstanding on April 30, 2021	75	74
Additional paid-in capital	276,389	273,431
Retained earnings	472,147	325,181
Accumulated other comprehensive income	73	73
Treasury stock, at cost (29,040,370 shares on January 31, 2022 and 24,284,798 on April 30, 2021)	(422,375)	(332,375)
Total stockholders’ equity	326,309	266,384
Total liabilities and stockholders' equity	$469,305	$446,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net sales	$177,738	$257,634	$682,826	$736,247
Cost of sales	107,339	147,955	380,490	433,073
Gross profit	70,399	109,679	302,336	303,174
Operating expenses:
Research and development	1,716	1,757	5,269	5,518
Selling, marketing, and distribution	11,518	10,487	33,575	32,095
General and administrative	17,443	17,054	58,491	62,061
Total operating expenses	30,677	29,298	97,335	99,674
Operating income from continuing operations	39,722	80,381	205,001	203,500
Other income/(expense), net:
Other income/(expense), net	751	952	2,244	1,711
Interest expense, net	(594)	(550)	(1,605)	(3,356)
Total other income/(expense), net	157	402	639	(1,645)
Income from continuing operations before income taxes	39,879	80,783	205,640	201,855
Income tax expense	9,337	18,520	47,281	47,176
Income from continuing operations	30,542	62,263	158,359	154,679
Discontinued operations:
Income from discontinued operations, net of tax	—	127	—	8,334
Net income	30,542	62,390	158,359	163,013
Net income per share:
Basic - continuing operations	$0.65	$1.13	$3.32	$2.79
Basic - net income	$0.65	$1.13	$3.32	$2.94
Diluted - continuing operations	$0.65	$1.12	$3.28	$2.75
Diluted - net income	$0.65	$1.12	$3.28	$2.90
Weighted average number of common shares outstanding:
Basic	46,763	55,137	47,769	55,515
Diluted	47,175	55,702	48,307	56,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at October 31, 2020	74,123	$74	$269,911	$179,195	$73	18,167	$(222,375)	$226,878
Proceeds from exercise of employee stock options	10	—	$22	—	—	—	—	$22
Stock-based compensation	—	—	1,317	—	—	—	—	1,317
Issuance of common stock under restricted stock unit awards, net of shares surrendered	20	—	(28)	—	—	—	—	(28)
Repurchase of treasury stock	—	—	—	—	—	2,737	(50,000)	(50,000)
Dividends issued	—	—	—	(2,799)	—	—	—	(2,799)
Spin off of outdoor products and accessories business	—	—	—	(69)	—	—	—	(69)
Other	—	—	—	(2)	—	—	—	(2)
Net income	—	—	—	62,390	—	—	—	62,390
Balance at January 31, 2021	74,153	74	271,222	238,715	73	20,904	(272,375)	237,709

Balance at April 30, 2020	73,527	74	267,630	341,716	73	18,167	(222,375)	387,118
Proceeds from exercise of employee stock options	201	—	1,540	—	—	—	—	1,540
Stock-based compensation - continuing operations	—	—	3,392	—	—	—	—	3,392
Stock-based compensation - discontinued operations	—	—	184	—	—	—	—	184
Shares issued under employee stock purchase plan	136	—	677	—	—	—	—	677
Issuance of common stock under restricted stock unit awards, net of shares surrendered	289	—	(2,201)	—	—	—	—	(2,201)
Repurchase of treasury stock	—	—	—	—	—	2,737	(50,000)	(50,000)
Dividends issued	—	—	—	(5,594)	—	—	—	(5,594)
Spin off of outdoor products and accessories business	—	—	—	(260,420)	—	—	—	(260,420)
Net income	—	—	—	163,013	—	—	—	163,013
Balance at January 31, 2021	74,153	74	271,222	238,715	73	20,904	(272,375)	237,709

Balance at October 31, 2021	74,547	75	275,229	445,306	73	26,252	(372,375)	348,308
Stock-based compensation	—	—	1,199	—	—	—	—	1,199
Shares issued under employee stock purchase plan	—	—	15	—	—	—	—	15
Issuance of common stock under restricted stock unit awards, net of shares surrendered	3	—	(54)	—	—	—	—	(54)
Repurchase of treasury stock	—	—	—	—	—	2,788	(50,000)	(50,000)
Dividends issued	—	—	—	(3,701)	—	—	—	(3,701)
Net income	—	—	—	30,542	—	—	—	30,542
Balance at January 31, 2022	74,550	75	276,389	472,147	73	29,040	(422,375)	326,309

Balance at April 30, 2021	74,222	74	273,431	325,181	73	24,285	(332,375)	266,384
Stock-based compensation	—	—	3,565	—	—	—	—	3,565
Shares issued under employee stock purchase plan	—	—	846	—	—	—	—	846
Issuance of common stock under restricted stock unit awards, net of shares surrendered	328	1	(1,453)	—	—	—	—	(1,452)
Repurchase of treasury stock	—	—	—	—	—	4,755	(90,000)	(90,000)
Dividends issued	—	—	—	(11,393)	—	—	—	(11,393)
Net income	—	—	—	158,359	—	—	—	158,359
Balance at January 31, 2022	74,550	$75	$276,389	$472,147	$73	29,040	$(422,375)	$326,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended January 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Income from continuing operations	$158,359	$154,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,413	24,133
Loss on sale/disposition of assets	31	148
Provision for losses/(recoveries) on notes and accounts receivable	678	(693)
Impairment of long-lived tangible assets	86	—
Deferred income taxes	—	316
Stock-based compensation expense	3,565	3,392
Changes in operating assets and liabilities:
Accounts receivable	17,378	8
Inventories	(55,791)	19,295
Prepaid expenses and other current assets	887	(1,018)
Income taxes	(2,119)	(12,831)
Accounts payable	(21,209)	17,299
Accrued payroll and incentives	(1,158)	2,040
Accrued profit sharing	(2,943)	8,663
Accrued expenses and deferred revenue	(6,322)	(19,950)
Accrued warranty	(159)	421
Other assets	2,188	1,226
Other non-current liabilities	(3,609)	1,309
Cash provided by operating activities - continuing operations	112,275	198,437
Cash used in operating activities - discontinued operations	—	(2,129)
Net cash provided by operating activities	112,275	196,308
Cash flows from investing activities:
Refunds on machinery and equipment	—	310
Payments to acquire patents and software	(218)	(502)
Proceeds from sale of property and equipment	97	—
Payments to acquire property and equipment	(15,090)	(18,378)
Cash used in investing activities - continuing operations	(15,211)	(18,570)
Cash used in investing activities - discontinued operations	—	(1,143)
Net cash used in investing activities	(15,211)	(19,713)
Cash flows from financing activities:
Proceeds from loans and notes payable	—	25,000
Cash paid for debt issuance costs	—	(450)
Payments on finance lease obligation	(813)	(736)
Payments on notes and loans payable	—	(185,000)
Distribution to discontinued operations	—	(25,000)
Payments to acquire treasury stock	(90,000)	(50,000)
Dividend distribution	(11,393)	(5,594)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	846	2,217
Payment of employee withholding tax related to restricted stock units	(1,453)	(2,201)
Cash used in financing activities - continuing operations	(102,813)	(241,764)
Cash used in financing activities - discontinued operations	—	(166)
Net cash used in by financing activities	(102,813)	(241,930)
Net decrease in cash and cash equivalents	(5,749)	(65,335)
Cash and cash equivalents, beginning of period	113,017	125,011
Cash and cash equivalents, end of period	$107,268	$59,676
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,670	$2,745
Income taxes	$49,402	$63,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Supplemental Disclosure of Non-cash Investing Activities:

	For the Nine Months Ended January 31,
	2022	2021
	(In thousands)
Purchases of property and equipment included in accounts payable	$679	$817
Machinery and equipment on deposit placed into service	—	1,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2022 and 2021

(1) Organization:

We are one of the world’s leading manufacturers and designers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, bolt action rifles, and muzzleloaders), handcuffs, suppressors, and other firearm-related products for sale to a wide variety of customers, including firearm enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our products under the Smith & Wesson, M&P, Thompson/Center Arms, and Gemtech brands. We manufacture our products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut. We also sell our manufacturing services to other businesses to level-load our factories. We sell those services under our Smith & Wesson and Smith & Wesson Precision Components brands. We plan to move our headquarters and certain of our manufacturing operations to a new facility being constructed in Maryville, Tennessee. See Note 10 — Commitments and Contingencies, for more information regarding such plan to move.

On May 3, 2021, we announced our intent to divest our Thompson/Center Arms brand. As of January 31, 2022, we continue to evaluate our options to sell this brand. We believe our sale of the brand will not have a material impact on our financial statements or results of our operations.

On November 13, 2019, we announced that we were proceeding with a plan to spin-off our outdoor products and accessories business and create an independent publicly traded company to conduct that business, or the Separation. On August 24, 2020, or the Distribution Date, we completed the Separation. See also Note 3 — Discontinued Operations, for more information.

(2) Basis of Presentation:

Interim Financial Information – The condensed consolidated balance sheet as of January 31, 2022, the condensed consolidated statements of income for the three and nine months ended January 31, 2022 and 2021, the condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended January 31, 2022 and 2021, and the condensed consolidated statements of cash flows for the nine months ended January 31, 2022 and 2021 have been prepared by us without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows for the three and nine months ended January 31, 2022 and for the periods presented, have been included. All intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2021 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Fiscal 2021 Form 10-K. The results of operations for the three and nine months ended January 31, 2022 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2022, or any other period.

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

For the Three and Nine Months Ended January 31, 2022 and 2021

January 31, 2021, we recorded $8.4 million in general and administrative expenses related to the Separation and there was no gain/(loss) recognized for the Separation. In connection with the Separation, we distributed $25.0 million in cash to AOUT.

Our common stock continues to trade on the Nasdaq Global Select Market under the ticker symbol “SWBI,” and AOUT's common stock trades on the Nasdaq Global Select Market under the ticker symbol “AOUT.” The outdoor products and accessories business historical financial data is recorded as discontinued operations. See our Current Report on Form 8-K filed with the SEC on August 26, 2020 for more information regarding the Separation. As a result of the Separation, we divested net assets of $260.4 million, which included a $25.0 million cash distribution to AOUT, in the prior fiscal year.

The results of AOUT were previously reported in our Outdoor Products & Accessories segment. The historical financial data of the outdoor products and accessories business through August 23, 2020 is recorded as discontinued operations in income from discontinued operations in the condensed consolidated financial statements. For the three and nine months ended January 31, 2021, income from discontinued operations, net of tax was $127,000 and $8.3 million, respectively.

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

The following table summarizes the major line items for the outdoor products and accessories business that are included in income from discontinued operations, net of tax, in the condensed consolidated statements of income:

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2022	2021	2022	2021
	(In thousands)
Net revenues	$—	$—	$—	$61,249
Cost of sales	—	—	—	27,147
Operating expenses	—	—	—	23,458
Other income/(expense), net	—	(6)	—	112
Income/(loss) from discontinued operations before income taxes	—	(6)	—	$10,756
Income tax expense/(benefit)	—	(133)	—	2,422
Income from discontinued operations, net of tax	$—	$127	$—	$8,334

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2022 and 2021

The amounts of assets and liabilities related to our operating and financing leases as of January 31, 2022 were as follows (in thousands):

	Balance Sheet Caption	January 31, 2022
Operating Leases
Right-of-use assets		$7,181
Accumulated amortization		(3,291)
Right-of-use assets, net	Other assets	$3,890

Current liabilities	Accrued expenses and deferred revenue	$1,476
Non-current liabilities	Other non-current liabilities	2,685
Total operating lease liabilities		$4,161
Finance Leases
Right-of-use assets		$40,986
Accumulated depreciation		(5,808)
Right-of-use assets, net	Property, plant, and equipment, net	$35,178

Current liabilities	Accrued expenses and deferred revenue	$1,131
Non-current liabilities	Finance lease payable, net of current portion	37,930
Total finance lease liabilities		$39,061

For the three months ended January 31, 2022, we recorded $434,000 of operating lease costs, of which $35,000 related to short-term leases that were not recorded as right-of-use assets. We recorded $525,000 of financing lease amortization and $491,000 of financing lease interest expense for the three months ended January 31, 2022. For the nine months ended January 31, 2022, we recorded $1.3 million of operating lease costs, of which $106,000 related to short-term leases that were not recorded as right-of-use assets. We recorded $1.6 million of financing lease amortization and $1.5 million of financing lease interest expense for the nine months ended January 31, 2022. As of January 31, 2022, our weighted average lease term and weighted average discount rate for our operating leases were 2.1 years and 4.4%, respectively. As of January 31, 2022, our weighted average lease term and weighted average discount rate for our financing leases were 16.7 years and 5.0%, respectively, and consisted primarily of our Missouri distribution facility. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

With the completion of the Separation, we entered into a sublease whereby AOUT subleases from us 59.0% of our Missouri distribution facility under the same terms as the master lease. For the nine months ended January 31, 2022, we recorded $1.6 million of income related to this sublease agreement, which was recorded in other income in our condensed consolidated statements of income.

The following table represents future expected undiscounted cashflows, based on the sublease agreement with AOUT, to be received on an annual basis for the next five years and thereafter, as of January 31, 2022 (in thousands):

Fiscal	Amount
2022	$471
2023	1,897
2024	1,930
2025	1,964
2026	1,998
Thereafter	28,547
Total future sublease receipts	36,807
Less amounts representing interest	(12,408)
Present value of sublease receipts	$24,399

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2022 and 2021

Future lease payments for all our operating and finance leases for succeeding fiscal years is as follows (in thousands):

	Operating	Financing	Total
2022	$416	$761	$1,177
2023	1,675	3,071	4,746
2024	1,617	3,125	4,742
2025	324	3,180	3,504
2026	301	3,235	3,536
Thereafter	397	45,548	45,945
Total future lease payments	4,730	58,920	63,650
Less amounts representing interest	(569)	(19,859)	(20,428)
Present value of lease payments	4,161	39,061	43,222
Less current maturities of lease liabilities	(1,476)	(1,131)	(2,607)
Long-term maturities of lease liabilities	$2,685	$37,930	$40,615

For the three and nine months ended January 31, 2022, the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $1.1 million and $3.3 million, respectively.

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

The Amended and Restated Credit Agreement provides for a revolving line of credit of $100.0 million at any one time, or the Revolving Line. The Revolving Line bears interest at either the Base Rate (as defined in the Amended and Restated Credit Agreement) or LIBOR rate, plus an applicable margin based on our consolidated leverage ratio. The Amended and Restated Credit Agreement also provides a swingline facility in the maximum amount of $5.0 million at any one time (subject to availability under the Revolving Line). Each Swingline Loan (as defined in the Amended and Restated Credit Agreement) bears interest at the Base Rate, plus an applicable margin based on our Adjusted Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement). Subject to the satisfaction of certain terms and conditions described in the Amended and Restated Credit Agreement, we have an option to increase the Revolving Line by an aggregate amount not exceeding $50.0 million. The Revolving Line matures on the earlier of August 24, 2025 or the date that is six months in advance of the earliest maturity of any Permitted Notes (as defined in the Amended and Restated Credit Agreement) under the Amended and Restated Credit Agreement.

As of January 31, 2022, we did not have any borrowings outstanding on the Revolving Line. Had there been borrowings, they would have borne an interest rate of 1.61%, which is equal to the LIBOR rate plus an applicable margin.

The Amended and Restated Credit Agreement contains customary limitations, including limitations on indebtedness, liens, fundamental changes to business or organizational structure, investments, loans, advances, guarantees, and acquisitions, asset sales, dividends, stock repurchases, stock redemptions, and the redemption or prepayment of other debt, and transactions with affiliates. We are also subject to financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of January 31, 2022, we were compliant with all required financial covenants.

Letters of Credit — At January 31, 2022, we had outstanding letters of credit aggregating $2.7 million, which included a $1.5 million letter of credit to collateralize our captive insurance company.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2022 and 2021

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

Financial assets and liabilities recorded on the accompanying condensed consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we have the ability to access at the measurement date (e.g., active exchange-traded equity securities, listed derivatives, and most U.S. Government and agency securities).

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $107.3 million and $113.0 million as of January 31, 2022 and April 30, 2021, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

We did not have any Level 2 or Level 3 financial assets or liabilities as of January 31, 2022.

(7) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or net realizable value, as of January 31, 2022 and April 30, 2021 (in thousands):

	January 31, 2022	April 30, 2021
Finished goods	$50,243	$21,528
Finished parts	64,697	41,738
Work in process	7,717	7,918
Raw material	11,611	7,293
Total inventories	$134,268	$78,477

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2022 and 2021

(8) Accrued Expenses and Deferred Revenue:

The following table sets forth other accrued expenses as of January 31, 2022 and April 30, 2021 (in thousands):

	January 31, 2022	April 30, 2021
Accrued taxes other than income	$8,035	$12,210
Accrued distributor incentives	4,014	2,414
Accrued other	3,824	3,451
Accrued employee benefits	3,697	4,780
Accrued professional fees	2,291	2,804
Accrued rebates and promotions	2,207	2,174
Current portion of operating lease obligation	1,476	1,309
Current portion of finance lease obligation	1,131	1,087
Deferred revenue	182	2,907
Total accrued expenses and deferred revenue	$26,857	$33,136

(9) Stockholders’ Equity:

Treasury Stock

On March 2, 2021, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions. During fiscal 2021, we repurchased 3,380,447 shares of our common stock for $60.0 million under this authorization. During the nine months ended January 31, 2022, we completed this stock repurchase program by repurchasing 1,967,420 shares of our common stock for $40.0 million, utilizing cash on hand. On June 15, 2021, our Board of Directors authorized the repurchase of an additional $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions. During the nine months ended January 31, 2022, we completed this repurchase program by purchasing 2,788,152 shares of our common stock for $50.0 million, utilizing cash on hand.

Earnings per Share

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three and nine months ended January 31, 2022 and 2021 (in thousands, except per share data):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2022	2021	2022	2021
Net income
Income from continuing operations	$30,542	$62,263	$158,359	$154,679
Income from discontinued operations	—	127	—	8,334
Net income	$30,542	$62,390	$158,359	$163,013
Weighted average shares outstanding — Basic	46,763	55,137	47,769	55,515
Effect of dilutive stock awards	412	565	538	743
Weighted average shares outstanding — Diluted	47,175	55,702	48,307	56,258
Earnings per share — Basic
Income from continuing operations	$0.65	$1.13	$3.32	$2.79
Income from discontinued operations	—	—	—	$0.15
Net income	$0.65	$1.13	$3.32	$2.94
Earnings per share — Diluted
Income from continuing operations	$0.65	$1.12	$3.28	$2.75
Income from discontinued operations	—	—	—	$0.15
Net income	$0.65	$1.12	$3.28	$2.90

For the three months ended January 31, 2022 and 2021, the amount of shares excluded from the computation of diluted earnings per share was 11,739 and 14,994, respectively, because the effect would be antidilutive. For the nine months ended January 31, 2022 and 2021, the amount of shares excluded from the computation of diluted earnings per share was 22,720 and 16,724, respectively, because the effect would be antidilutive.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2022 and 2021

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

The total stock-based compensation expense, including stock options, purchases under our ESPP, service-based restricted stock units, or RSUs, and performance-based RSUs, or PSUs, was $3.6 million and $3.4 million for the nine months ended January 31, 2022 and 2021, respectively. We include stock-based compensation expense in cost of sales, sales and marketing, research and development, and general and administrative expenses.

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

During the nine months ended January 31, 2022, we granted an aggregate of 184,767 RSUs, including 76,547 RSUs to non-executive officer employees, 65,518 RSUs to our executive officers, and 42,702 RSUs to our directors. During the nine months ended January 31, 2022, we granted 73,913 PSUs to certain of our executive officers. During the nine months ended January 31, 2022, we cancelled 40,869 PSUs and 44,529 RSUs as a result of the service conditions not being met. In connection with the vesting of RSUs, during the nine months ended January 31, 2022, we delivered common stock to our employees and directors, including our executive officers, with a total market value of $7.1 million. In addition, in connection with a 2018 grant, 86,400 PSUs vested to certain of our executive officers and a former executive officer, which resulted from achieving the maximum performance of 200.0% of target for the original 43,200 PSUs granted.

During the nine months ended January 31, 2021, we granted an aggregate of 234,007 RSUs, including 139,976 RSUs to non-executive officer employees, 68,461 RSUs to our executive officers, and 25,570 RSUs to our directors. During the nine months ended January 31, 2021, we granted 36,308 PSUs to certain of our executive officers. During the nine months ended January 31, 2021, we cancelled 92,500 PSUs as a result of the failure to satisfy the performance metric and 88,219 RSUs as a result of the service conditions not being met. In connection with the vesting of RSUs, during the nine months ended January 31, 2021, we delivered common stock to our employees and directors, including our executive officers, with a total market value of $7.0 million.

A summary of activity for unvested RSUs and PSUs for the nine months ended January 31, 2022 and 2021 is as follows:

	For the Nine Months Ended January 31,
	2022			2021
			Weighted		Weighted
	Total # of		Average	Total # of	Average
	Restricted		Grant Date	Restricted	Grant Date
	Stock Units		Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	995,879		$11.14	1,313,974	$11.65
Awarded	301,880	(a)	18.95	270,315	16.54
Vested	(336,920)		12.52	(404,608)	14.61
Forfeited	(85,398)		11.76	(180,719)	15.19
RSUs and PSUs outstanding, end of period	875,441		$13.25	998,962	$11.13

——————————

(a)
Includes 43,200 PSUs vested in connection with achieving maximum performance targets for the 2018 grant.

As of January 31, 2022, there was $3.5 million of unrecognized compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average remaining contractual term of 1.3 years.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2022 and 2021

(10) Commitments and Contingencies:

Litigation

In January 2018, Gemini Technologies, Incorporated, or Gemini, commenced an action against us in the U.S. District Court for the District of Idaho, or the District Court. The complaint alleges, among other things, that we breached the earn-out and other provisions of the asset purchase agreement and ancillary agreements between the parties in connection with our acquisition of the Gemtech business from Gemini. The complaint seeks a declaratory judgment interpreting various terms of the asset purchase agreement and damages in the sum of $18.6 million. In May 2018, the District Court dismissed the complaint on the grounds of forum non conveniens. In June 2018, Gemini appealed the decision dismissing its complaint to the U.S. Court of Appeals for the Ninth Circuit, or the Ninth Circuit. In July 2019, the Ninth Circuit reversed the dismissal and remanded the case to the District Court to perform a traditional forum non conveniens analysis. In September 2019, the parties stipulated that they do not contest that the venue is proper in the District of Idaho. In November 2019, we filed an answer to Gemini’s complaint and a counterclaim against Gemini and its stockholders at the time of the signing of the asset purchase agreement. Plaintiffs amended their complaint to add a claim of fraud in the inducement. In September 2021, Gemini filed a motion for summary judgment seeking to dismiss our counterclaim. In October 2021, we filed our opposition to Gemini’s motion. No decision has issued to date. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action.

We are a defendant in seven product liability cases and are aware of four other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed in August 1999 by the city of Gary, Indiana, or the City, against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. In January 2018, the Lake Superior Court, County of Lake, Indiana granted defendants’ Motion for Judgment on the Pleadings, dismissing the case in its entirety. In February 2018, plaintiffs appealed the dismissal to the Indiana Court of Appeals. In May 2019, the Indiana Court of Appeals issued a decision, which affirmed in part and reversed in part and remanded for further proceedings, the trial court’s dismissal of the City’s complaint. In July 2019, defendants filed a Petition to Transfer jurisdiction to the Indiana Supreme Court. In November 2019, the Indiana Supreme Court denied our petition to transfer and the case was returned to the trial court. The trial court granted defendants’ motion to sequence discovery, requiring the City to respond to defendants’ discovery requests by December 31, 2021. All discovery requests against the defendants are stayed until 90 days after the City responds to defendants’ discovery requests.

In May 2018, we were named in an action related to the Parkland, Florida shooting that was filed in the Circuit Court, Broward County, Florida seeking a declaratory judgment that a Florida statute that provides firearm manufacturers and dealers immunity from liability when their legally manufactured and lawfully sold firearms are later used in criminal acts applies only to civil actions commenced by governmental agencies, not private litigants. In August 2018, we moved to dismiss the complaint on the grounds that it seeks an impermissible advisory opinion. In December 2018, the court granted defendants’ motion to dismiss without prejudice and granted plaintiffs leave to amend their complaint. Later in December 2018, plaintiffs filed a Second Amended Complaint for Declaratory Relief and defendants filed a Motion to Dismiss Plaintiffs’ Second Amended Complaint. In November 2019, the court granted defendants’ motion to dismiss plaintiffs’ second amended complaint, with prejudice. In June 2021, upon plaintiffs’ motion, the Fourth District Court of Appeal of the State of Florida, or the Court of Appeal, ruled that the Circuit Court’s order dismissing the case was not “final and appealable,” and ordered the Circuit Court to enter a final order of dismissal. In July 2021, plaintiffs Frederic and Jennifer Guttenberg filed a notice of appeal to the Court of Appeal. Plaintiffs’ filed their initial brief in November 2021.

We are a defendant in a putative class proceeding before the Ontario Superior Court of Justice in Toronto, Canada that was filed in December 2019. The action claims CAD$50 million in aggregate general damages, CAD$100 million in aggregate punitive damages, special damages in an unspecified amount, together with interest and legal costs. The named plaintiffs are two victims of a shooting that took place in Toronto in July 2018 and their family members. One victim was shot and injured during the shooting. The other victim suffered unspecified injuries while fleeing the shooting. The plaintiffs are seeking to certify a claim on behalf of classes that include all persons who were killed or injured in the shooting and their immediate family members. The plaintiffs allege negligent design and public nuisance. The case has not been certified as a class action. In July 2020, we filed a Notice of Motion for an order striking the claim and dismissing the action in its entirety. In February 2021, the court granted our motion in part, and dismissed the plaintiffs’ claims in public nuisance and strict liability. The court declined to strike the negligent design claim, and ordered that the claim proceed to a certification motion. In March 2021, we filed a motion for leave to appeal the court’s refusal to strike the negligent design claim with the Divisional Court, Ontario Superior Court of Justice. In July 2021, plaintiffs filed a motion to stay our motion for leave to appeal with the Divisional Court, on grounds that appeal is premature. In November 2021, the Divisional Court granted plaintiffs' motion, staying our motion for leave to appeal until 30 days after the decision on the balance of plaintiffs' certification motion. Plaintiffs’ certification motion is scheduled to be heard in December 2022.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2022 and 2021

In May 2020, we were named in an action related to the Chabad of Poway synagogue shooting that took place in April 2019. The complaint was filed in the Superior Court of the State of California, for the County of San Diego – Central, and asserts claims against us for product liability, unfair competition, negligence, and public nuisance. The plaintiffs allege they were present at the synagogue on the day of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory and punitive damages, attorneys’ fees, and injunctive relief. In September 2020, we filed a demurrer and motion to strike, seeking to dismiss plaintiffs’ complaint. The plaintiffs filed an opposition to our motion in December 2020. Our reply to plaintiffs’ opposition was filed in January 2021. The hearing on our motion was held in June 2021. In July 2021, the court granted our motion in part, and reversed it in part, ruling that: (1) the PLCAA barred plaintiffs’ product liability action; (2) plaintiffs did not have standing to maintain an action under the Unfair Competition Law for personal injury related damages, but giving plaintiffs leave to amend to plead an economic injury; and (3) the PLCAA did not bar plaintiffs’ ordinary negligence and public nuisance actions because plaintiffs had alleged that we violated 18 U.S.C Section 922(b)(4), which generally prohibits the sale of fully automatic “machineguns.” In August 2021, we filed a Petition for Writ of Mandate in the Court of Appeal of the state of California, Fourth Appellate District, Division One. In September 2021, the Court of Appeal denied our appeal. Discovery is ongoing.

We are a defendant in an action filed in the U.S. District Court for the District of Massachusetts. On August 4, 2021, the Mexican Government filed an action against several U.S.-based firearms manufacturers and a firearms distributor, claiming defendants design, market, distribute, and sell firearms in ways they know routinely arm the drug cartels in Mexico. Plaintiff alleges, among other claims, negligence, public nuisance, design defect, unjust enrichment and restitution against all defendants and violation of the Massachusetts Consumer Protection Act against us alone, and is seeking monetary damages and injunctive relief. In November 2021, defendants filed motions to dismiss plaintiff's complaint. On January 31, 2022, plaintiff filed its oppositions to our motions. Several amicus briefs were also filed with the court. A hearing has not yet been scheduled on our motion. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action.

We are a defendant in a putative class action filed on January 12, 2022, in the Circuit Court of the Eighteenth Judicial Circuit Dupage County, Illinois. The action claims damages for alleged violations of consumer protection laws, breach of implied warranty of merchantability, unjust enrichment, and negligence. Plaintiff is seeking to certify a claim on behalf of all persons who purchased an M&P12 shotgun manufactured by us prior to October 15, 2021. The case has not been certified as a class action. We believe the claims asserted in the complaint have no merit and we intend to aggressively defend this action.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2022 and 2021

Commitments

On September 30, 2021, we announced our plan to move our headquarters and significant elements of our operations to Maryville, Tennessee in 2023, or the Relocation. In connection with the Relocation, we entered into a project agreement, or the Project Agreement, with The Industrial Development Board of Blount County and the cities of Alcoa and Maryville, Tennessee, a public, nonprofit corporation organized and existing under the laws of the state of Tennessee, or the IDB. Pursuant to the Project Agreement, we represented to the IDB that we intend to incur, or cause to be incurred, no less than $120.0 million in aggregate capital expenditures on or before December 31, 2025, create no less than 620 new jobs, and sustain an average hourly wage of at least $25.97 at the facility. Further, pursuant to the Project Agreement, we are required to, among other things, (A) execute a facility lease and an equipment lease with the IDB; (B) cause the construction of the new facility at our sole cost and expense to commence on or before May 31, 2022; (C) incur, or cause to be incurred, aggregate capital expenditures in connection with the construction and equipping of the new facility in an aggregate amount of not less than $120.0 million on or before December 31, 2025; (D) cause the construction of the new facility to be substantially completed and for a certificate of occupancy to be issued therefore on or before December 31, 2023; (E) provide the IDB with a written report certified by one of our authorized officers, not later than January 31 of each year during the period between January 31, 2024 and January 31, 2031; and (F) make certain payments to IDB in the event that our actual capital expenditures, number of employees, or average hourly wage of such employees are less than our projections.

As part of the Relocation, we intend to vacate and sublease our Missouri distribution facility. We have received indications of interest from potential third-party sublessees, and we believe that we will not incur an impairment associated with this lease. Assets associated with our assembly operations in Massachusetts and distribution operations in Missouri continue to be fully utilized, and we intend to either move those assets to Tennessee at the appropriate time or sell or sublease those assets that will not be moved. Consequently, as of January 31, 2022, we do not believe we have an impairment with the building or assets. Subsequent to the Relocation, our Massachusetts facility will continue to remain an important part of our manufacturing activities with significant portions of the operations being unaffected by the Relocation.

In addition, at or near the conclusion of our Connecticut building lease in May 2024, we intend to relocate a portion of our plastic injection molding operations to Tennessee and will evaluate selling the remaining molding operations utilized in our Connecticut operations to a third party. As of January 31, 2022, all plastic injection molding machinery and equipment was being utilized and therefore, we could not determine an estimated range of reasonably possible losses associated with any impairment of such assets because we have not yet determined which assets will be sold.

(11) Subsequent Events:

In June 2021, our Board of Directors authorized a regular quarterly dividend for stockholders of $0.08 per share. The dividend will be for stockholders of record as of market close on March 17, 2022 and will be payable on March 31, 2022.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2022 and 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2021 Annual Report and our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. This section sets forth key objectives and performance indicators used by us as well as key industry data tracked by us.

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

Third Quarter Fiscal 2022 Highlights

Our operating results for the three months ended January 31, 2022 included the following:

•
Net sales were $177.7 million, a decrease of $79.9 million, or 31.0%, from the comparable quarter last year.
•
Gross margin was 39.6% compared with gross margin of 42.6% for the comparable quarter last year.
•
Income from continuing operations was $30.5 million, or $0.65 per diluted share, compared with income from continuing operations of $62.3 million, or $1.12 per diluted share, for the comparable quarter last year.
•
During the quarter, we purchased 2,788,152 shares of our common stock for $50.0 million, utilizing cash on hand.

Our operating results for the nine months ended January 31, 2022 included the following:

•
Net sales were $682.8 million, a decrease of $53.4 million, or 7.3%, from the prior year comparable period.
•
Gross margin was 44.3% compared with gross margin of 41.2% for the prior year comparable period.
•
Income from continuing operations was $158.4 million, or $3.28 per diluted share, compared with income from continuing operations of $154.7 million, or $2.75 per diluted share, for the prior year comparable period.
•
In connection with the Relocation, we expect to incur capital expenditures in connection with the construction and equipping of the new facility in an aggregate amount of no less than $120.0 million on or before December 31, 2025. Through January 31, 2022, we have incurred $8.5 million of restructuring charges related to the Relocation.
•
During the nine months ended January 31, 2022, we purchased 4,755,572 shares of our common stock for $90.0 million, utilizing cash on hand.

Results of Operations

Net Sales and Gross Profit – For the Three Months Ended January 31, 2022

The following table sets forth certain information regarding net sales and gross profit for the three months ended January 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Handguns	$132,921	$183,106	$(50,185)	-27.4%
Long Guns	29,459	61,581	(32,122)	-52.2%
Other Products & Services	15,358	12,947	2,411	18.6%
Total sales	$177,738	$257,634	$(79,896)	-31.0%
Cost of sales	107,339	147,955	(40,616)	-27.5%
Gross profit	$70,399	$109,679	$(39,280)	-35.8%
% of net sales (gross margin)	39.6%	42.6%

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2022 and 2021

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended January 31, 2022 and 2021 (units in thousands):

Total Units Shipped	2022	2021	# Change	% Change
Handguns	316	500	(184)	-36.8%
Long Guns	55	123	(68)	-55.3%

Sporting Goods Channel Units Shipped	2022	2021	# Change	% Change
Handguns	299	473	(174)	-36.8%
Long Guns	50	120	(70)	-58.3%

Professional Channel Units Shipped	2022	2021	# Change	% Change
Handguns	17	27	(10)	-37.0%
Long Guns	5	3	2	66.7%

Sales of our handguns decreased $50.2 million, or 27.4%, from the comparable quarter last year. The decrease in sales was primarily because of decreased shipments of our M&P branded polymer pistols, partially offset by the introduction of two new products within the quarter, increased shipments of revolvers, and two price increases, one in June 2021 and one in January 2022. Handgun unit shipments into the sporting goods channel decreased by 36.8% from the comparable quarter last year while overall consumer demand decreased 24.1% (as indicated by adjusted background checks reported in the National Instant Criminal Background Check System, or NICS).

Sales of our long guns decreased $32.1 million, or 52.2%, from the comparable quarter last year. The decrease in sales was primarily because of lower shipments of our M&P modern sporting rifles combined with decreased shipments of our hunting rifles as a result of the planned divestiture of that product line, partially offset by two price increases. Long gun unit shipments into our sporting goods channel decreased 58.3% from the comparable quarter last year. Excluding shipments of Thompson/Center branded products, long gun units decreased 40.8% as compared with a 24.9% decrease in reported NICS checks.

We believe the decrease in overall firearm demand (as indicated by adjusted NICS) versus the prior year comparable quarter was due to heightened demand in the prior year quarter driven by civil unrest, ongoing COVID restrictions, and news events driving increased fear of personal safety and firearm restrictions. We believe our ability to ramp up production to meet surging customer demand in the prior year, at a time when many of our competitors were unable to do so and when overall firearm demand exceeded the industry’s production capacity, enabled us to gain significant market share. As these concerns have become less pressing for consumers more recently, demand has continued to ease, inventory levels in the distribution and retail channels have normalized, and competitor offerings have become more available at retail, our prior year outperformance has likely resulted in a market share decline for us in the short-term in comparison to our peak levels during the surge. We believe, when comparing to levels prior to the surge that, over the long-term, we have gained market share and expanded our leadership position.

Other products and services revenue increased $2.4 million, or 18.6%, over the comparable quarter last year, primarily because of increased sales of component parts and increased business-to-business services, partially offset by a decrease in sales of handcuffs.

New products, defined as any new SKU not shipped in the comparable quarter last year, represented 20.0% of sales for the three months ended January 31, 2022 and included two new pistols, one new modern sporting rifle, and many new product line extensions.

Gross margin for the three months ended January 31, 2022 was 39.6%, compared with gross margin of 42.6% for the comparable quarter last year, primarily because of a combination of reduced sales volumes across nearly all product lines, unfavorable fixed-cost absorption due to lower production volume, and expenses recorded related to employee severance and relocation costs associated with the Relocation, partially offset by price increases.

As expected, our inventory balances increased $55.8 million between April 30, 2021 and January 31, 2022, as we replenished stock to provide our customers with a more robust selection of inventory and positioned ourselves for potential increases in consumer demand. We increased our finished parts inventory by $23.0 million, resulting from our efforts to reduce the risk of potential supply chain issues and the impact of slowly ramping down our outsourced part supply. While inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results, it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors, including seasonality, new product

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2022 and 2021

introductions, news events, political events, and consumer tastes. We expect our inventory levels to continue to increase as we build to our more normalized stocking levels.

Net Sales and Gross Profit – For the Nine Months Ended January 31, 2022

The following table sets forth certain information regarding net sales and gross profit for the nine months ended January 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Handguns	$488,303	$509,315	$(21,012)	-4.1%
Long Guns	157,470	191,416	(33,946)	-17.7%
Other Products & Services	37,053	35,516	1,537	4.3%
Total Revenue	$682,826	$736,247	$(53,421)	-7.3%
Cost of sales	380,490	433,073	(52,583)	-12.1%
Gross profit	$302,336	$303,174	$(838)	-0.3%
% of net sales (gross margin)	44.3%	41.2%

The following table sets forth certain information regarding firearm units shipped by trade channel for the nine months ended January 31, 2022 and 2021 (units in thousands):

Total Units Shipped	2022	2021	# Change	% Change
Handguns	1,205	1,426	(221)	-15.5%
Long Guns	301	407	(106)	-26.0%

Sporting Goods Channel Units Shipped	2022	2021	# Change	% Change
Handguns	1,132	1,334	(202)	-15.1%
Long Guns	285	395	(110)	-27.8%

Professional Channel Units Shipped	2022	2021	# Change	% Change
Handguns	73	92	(19)	-20.7%
Long Guns	16	12	4	33.3%

Sales of our handguns decreased $21.0 million, or 4.1%, from the prior year comparable period. The decrease in revenue was primarily due to lower demand for the majority of our products, partially offset by revenues generated from increased shipments of newly introduced products, combined with two price increases. During the current period, we did not offer any promotional programs and fulfilled very few older promotional orders, which resulted in an increase in average selling prices compared with the prior period when we fulfilled numerous promotional orders that were offered prior to the increase in demand in March 2020. Unit shipments into the sporting goods channel decreased by 15.1% from the comparable period last year while overall consumer demand decreased 28.3% as indicated by NICS, however, we believe that a significant portion of our unit shipments were used to replenish inventories in the distribution and retail channels, and after adjusting for this, we believe our market share likely declined as compared to NICS.

Sales from our long guns decreased $33.9 million, or 17.7%, from the prior year comparable period primarily because of decreased shipments of our M&P modern sporting rifles and lower shipments of our hunting rifles as a result of the planned divestiture of that product line, partially offset by increased shipments of newly introduced products in the fiscal year and two price increases. Unit shipments into our sporting goods channel decreased 27.8% compared with a 22.4% decrease in NICS checks versus the prior year comparable period, however, we believe that a significant portion of our unit shipments were used to replenish inventories in the distribution and retail channels, and after adjusting for this, we believe our market share likely declined as compared to NICS.

We believe the decrease in overall firearm demand (as indicated by adjusted NICS) versus the prior year comparable period was due to heightened demand in the prior year period driven by civil unrest, ongoing COVID restrictions, and news events driving increased fear of personal safety and firearm restrictions. We believe our ability to ramp up production to meet surging customer demand in the prior year, at a time when many of our competitors were unable to do so and when overall firearm demand exceeded the industry’s production capacity, enabled us to gain significant market share. As these concerns have become less pressing for consumers more recently, demand has continued to ease, inventory levels in the distribution and retail channels have normalized, and competitor offerings have become more available at retail, our prior year outperformance has likely resulted in a market share decline for us in the short-term

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2022 and 2021

in comparison to our peak levels during the surge. We believe, when comparing to levels prior to the surge that, over the long-term, we have gained market share and expanded our leadership position.

Other products and services revenue increased $1.5 million, or 4.3%, over the prior year comparable period, primarily because of increased business-to-business services and sales of component parts, partially offset by a decrease in sales of handcuffs.

New products represented 17.0% of sales for the nine months ended January 31, 2022 and included two new long guns, two new handguns, and many new product line extensions.

Gross margin for the nine months ended January 31, 2022 increased 310 basis points over the prior year comparable period primarily because of price increases, favorable manufacturing fixed cost absorption, a shift in mix to higher margin products, decreased manufacturing spend, and lower promotional product spending. These increases were partially offset by increased manufacturing spending and employee severance and relocation costs associated with the Relocation.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended January 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Research and development	$1,716	$1,757	$(41)	-2.3%
Selling, marketing, and distribution	11,518	10,487	1,031	9.8%
General and administrative	17,443	17,054	389	2.3%
Total operating expenses	$30,677	$29,298	$1,379	4.7%
% of net sales	17.3%	11.4%

Research and development expenses remained relatively flat from the comparable quarter last year. Selling, marketing, and distribution expenses increased $1.0 million, primarily as a result of increased expenses relating to industry shows and increased marketing-related expenses, partially offset by decreased freight costs due to lower shipments. General and administrative expenses increased $389,000, primarily as a result of increased costs associated with the Relocation, partially offset by decreased compensation-related costs due to synergy savings realized from the Separation.

The following table sets forth certain information regarding operating expenses for the nine months ended January 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Research and development	$5,269	$5,518	$(249)	-4.5%
Selling, marketing, and distribution	33,575	32,095	1,480	4.6%
General and administrative	58,491	62,061	(3,570)	-5.8%
Total operating expenses	$97,335	$99,674	$(2,339)	-2.3%
% of net sales	14.3%	13.5%

Research and development expenses decreased $249,000 from the prior year comparable period, primarily as a result of decreased depreciation and compensation-related costs. Selling, marketing, and distribution expenses increased $1.5 million over the prior year comparable period, primarily as a result of increased marketing costs and increased expenses relating to industry shows, partially offset by decreased co-op advertising expenses and decreased freight costs due to lower shipments. General and administrative expenses decreased $3.6 million primarily because of a decrease of $7.0 million related to Separation costs incurred in the prior year and $3.7 million of lower compensation-related expenses primarily as a result of synergy savings realized from the Separation, partially offset by an increase of $5.2 million of costs associated with the Relocation and $2.2 million of increased legal-related expenses.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2022 and 2021

Operating Income from Continuing Operations

The following table sets forth certain information regarding operating income for the three months ended January 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Operating income from continuing operations	$39,722	$80,381	$(40,659)	-50.6%
% of net sales (operating margin)	22.3%	31.2%

Operating income from continuing operations for the three months ended January 31, 2022 decreased $40.7 million from the comparable quarter last year, primarily because of reduced sales volumes across nearly all product lines, unfavorable fixed-cost absorption, expenses recorded in relation to the Relocation, and increased legal costs. These unfavorable impacts were partially offset by lower promotional product spending, lower spend related to the Separation, decreased co-op advertising expenses, and decreased freight costs.

The following table sets forth certain information regarding operating income for the nine months ended January 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Operating income from continuing operations	$205,001	$203,500	$1,501	0.7%
% of net sales (operating margin)	30.0%	27.6%

Operating income from continuing operations for the nine months ended January 31, 2022 increased $1.5 million over the prior year comparable period, primarily due to a 310 basis point improvement in gross margin. Operating income from continuing operations was also positively impacted by favorable manufacturing fixed-cost absorption, lower promotional product spending, a decrease in expenses related to the Separation, and a decrease in compensation-related expenses. These increases were partially offset by costs associated with the Relocation, increased marketing-related costs, and increased legal costs.

Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended January 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Interest expense	$(594)	$(550)	$44	8.0%

For the three months ended January 31, 2022, interest expense remained relatively flat from the comparable quarter last year.

The following table sets forth certain information regarding interest expense for the nine months ended January 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Interest expense	$(1,605)	$(3,356)	$(1,751)	-52.2%

During the nine months ended January 31, 2022, interest expense decreased by $1.8 million from the prior year comparable period as a result of the repayment of all amounts outstanding on our revolving line of credit during the second quarter of fiscal 2021.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended January 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Income tax expense	$9,337	$18,520	$(9,183)	-49.6%
% of income from operations (effective tax rate)	23.4%	22.9%		0.5%

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2022 and 2021

Income tax expense decreased $9.2 over the comparable quarter last year as a result of lower operating income for the reasons mentioned above.

The following table sets forth certain information regarding income tax expense for the nine months ended January 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Income tax expense	$47,281	$47,176	$105	0.2%
% of income from operations (effective tax rate)	23.0%	23.4%		-0.4%

Income tax expense remained relatively flat over the comparable quarter last year as a result of comparable operating income for the reasons mentioned above.

Income from Continuing Operations

The following table sets forth certain information regarding income from continuing operations and the related per share data for the three months ended January 31, 2022 and 2021 (dollars in thousands, except per share data):

	2022	2021	$ Change	% Change
Income from continuing operations	$30,542	$62,263	$(31,721)	-50.9%
Net income per share
Basic - continuing	$0.65	$1.13	$(0.48)	-42.5%
Diluted - continuing	$0.65	$1.12	$(0.47)	-42.0%

Income from continuing operations for the three months ended January 31, 2022 was $30.5 million compared with $62.3 million for the comparable quarter last year for the reasons outlined above.

The following table sets forth certain information regarding income from continuing operations and the related per share data for the nine months ended January 31, 2022 and 2021 (dollars in thousands, except per share data):

	2022	2021	$ Change	% Change
Income from continuing operations	$158,359	$154,679	$3,680	2.4%
Net income per share
Basic - continuing	$3.32	$2.79	$0.53	19.0%
Diluted - continuing	$3.28	$2.75	$0.53	19.3%

Income from continuing operations for the nine months ended January 31, 2022 was $158.4 million compared with $154.7 million for the comparable quarter last year for the reasons outlined above.

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

The following table sets forth certain cash flow information for the nine months ended January 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Operating activities	$112,275	$198,437	$(86,162)	-43.4%
Investing activities	(15,211)	(18,570)	3,359	18.1%
Financing activities	(102,813)	(241,764)	138,951	57.5%
Total cash flow	$(5,749)	$(61,897)	$56,148	90.7%

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2022 and 2021

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow. Cash provided by operating activities was $112.3 million for the nine months ended January 31, 2022 compared with $198.4 million of cash generated for the nine months ended January 31, 2021. Cash provided by operating activities from continuing operations for the nine months ended January 31, 2022 was negatively impacted by an incremental $75.1 million increase in inventory due to increased production capacity combined with reduced consumer demand, an incremental $38.5 million decrease in accounts payable, and an incremental $11.6 million decrease in profit sharing as a result of the annual scheduled payment made in the second quarter. These unfavorable impacts were partially offset with a $17.4 million incremental decrease in accounts receivable due to timing of shipments and customer payments, a $13.6 million incremental increase in accrued expenses as a result of the payment of deferred federal excise tax liabilities during the first quarter of fiscal 2021, and the fulfillment of performance obligations relating to sales promotions in the prior year.

Investing Activities

Cash used in investing activities decreased $3.4 million for the nine months ended January 31, 2022 compared with the prior year comparable period. We recorded capital expenditures of $15.1 million for the nine months ended January 31, 2022, $3.3 million lower than the prior year comparable period, which included machinery and equipment utilized to increase capacity. Excluding spending related to the Relocation, we currently expect to spend between $18.0 million and $23.0 million on capital expenditures in fiscal 2022, a decrease of $4.1 million to an increase of nearly $1.0 million, as compared with $22.1 million in capital expenditures in fiscal 2021. This is primarily due to lower spending on capacity increases offset by new product development and repair and replacement of equipment.

Additionally, as it relates to the Relocation, we expect to incur capital expenditures in connection with the construction and equipping of the new facility in an aggregate amount of not less than $120.0 million on or before December 31, 2025. We currently expect to spend between $20.0 million and $25.0 million on capital expenditures in fiscal 2022, of which $10.0 million to $15.0 million is expected for the construction of the facility. This spending will be recorded in construction in progress throughout the building construction. Through the nine months ended January 31, 2022, we have spent $629,000 in capital expenditures in connection with the Relocation.

Financing Activities

Cash used in financing activities was $102.8 million for the nine months ended January 31, 2022 compared with $241.8 million for the nine months ended January 31, 2021. Cash used in financing activities during the nine months ended January 31, 2022 was primarily the result of a $90.0 million treasury stock repurchase and a $11.4 million dividend distribution. For the nine months ended January 31, 2021, cash used in financing activities was primarily a result of a net repayment of $160.0 million of borrowings on our credit facility, a $50.0 million treasury stock repurchase, funding a distribution of $25.0 million to our discontinued operations, and a $5.6 million dividend distribution.

Finance Lease – We are a party to a $46.2 million lease for our Missouri distribution facility, which has an effective interest rate of approximately 5.0% and is payable in 240 monthly installments through fiscal 2039. The building is pledged to secure the amounts outstanding. During the nine months ending January 31, 2022, we paid $776,200 in principal payments relating to this finance lease. With the completion of the Separation on August 24, 2020, we entered into a sublease for 59.0% of this facility under the same terms as the master lease. We have recorded $1.6 million of income related to this sublease agreement, which is recorded in other income/(expense) in our condensed consolidated statements of income.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2022 and 2021

Credit Facilities — As of January 31, 2022, we had no outstanding indebtedness. However, we maintain the Revolving Line, which includes availability up to $100.0 million at any one time. The Revolving Line provides for availability for general corporate purposes, with borrowings to bear interest at either the Base Rate or LIBOR rate, plus an applicable margin based on our consolidated leverage ratio, as of January 31, 2022. The Amended and Restated Credit Agreement also provides a swingline facility in the maximum amount of $5.0 million at any one time (subject to availability under the revolving line). Each Swingline Loan (as defined in the Amended and Restated Credit Agreement) bears interest at the Base Rate, plus an applicable margin based on our consolidated leverage ratio. In response to a Springing Lien Triggering Event (as defined in the Amended and Restated Credit Agreement), we would be required to enter into certain documents that create in favor of the administrative agent, and the lenders party to such documents as legal, valid, and enforceable first priority lien on the collateral described therein. Subject to the satisfaction of certain terms and conditions described in the Amended and Restated Credit Agreement, we have an option to increase the Revolving Line by an aggregate amount not exceeding $50.0 million. The Revolving Line matures on the earlier of August 24, 2025, or the date that is six months in advance of the earliest maturity of any Permitted Notes under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. We were in compliance with all debt covenants as of January 31, 2022.

Share Repurchase Programs — On March 2, 2021, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions. During fiscal 2021, we repurchased 3,380,447 shares of our common stock for $60.0 million under this authorization. During the nine months ended January 31, 2022, we completed this stock repurchase program by repurchasing 1,967,420 shares of our common stock for $40.0 million utilizing cash on hand. On June 15, 2021, our Board of Directors authorized the repurchase of an additional $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions, which authorization is valid through August 2022. During the nine months ended January 31, 2022, we completed this stock repurchase program by repurchasing 2,788,152 shares of our common stock for $50.0 million utilizing cash on hand.

Dividends — In June 2021, our Board of Directors authorized a regular quarterly dividend for stockholders of $0.08 per share. The current dividend will be for stockholders of record as of market close on March 17, 2022 and will be payable on March 31, 2022.

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

As of January 31, 2022, we had $107.3 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our finance leases and other commitments, for the next 12 months.

Other Matters

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant accounting policies are disclosed in Note 2 of the Notes to the Consolidated Financial Statements in our Fiscal 2021 Annual Report. The most significant areas involving our judgments and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2021 Annual Report, to which there have been no material changes. Actual results could differ from our estimates.

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements, if any, is discussed in Note 2—Basis of Presentation to our condensed consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2022 and 2021

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended January 31, 2022, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2022, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2022 and 2021

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
•
we may incur capital expenditures for the Relocation in excess of our expected capital expenditures; and
•
we may not effectively transition our workforce as part of the Relocation, in which case we could experience business disruption as a result of a loss of historical knowledge and a lack of business continuity. The market for both hourly workers and professional workers is very competitive and we have experienced, and expect to continue to experience, increased turnover and challenges in recruiting and retaining our employees, which challenges have been, and may continue to be exasperated by the Relocation.

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

For the Three and Nine Months Ended January 31, 2022 and 2021

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the nine months ended January 31, 2022 (dollars in thousands, except per share data):

			Total # of Shares	Maximum Dollar
			Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total # of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs (1)	or Programs
May 1 to May 31, 2021	1,054,550	$18.95	1,054,550	$20,000
June 1 to June 30, 2021	912,870	21.93	912,870	50,000
December 1 to December 31, 2021	2,788,152	17.75	2,788,152	—
Total	4,755,572	$18.91	4,755,572	$—

—————————

(1) On March 2, 2021, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions. During fiscal 2021, we repurchased 3,380,447 shares of our common stock for $60.0 million. During the nine months ended January 31, 2022, we completed this stock repurchase program by repurchasing 1,967,420 shares of our common stock for $40.0 million utilizing cash on hand. On June 15, 2021, our Board of Directors authorized the repurchase of an additional $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions, which authorization is valid through August 2022. During the nine months ended January 31, 2022, we completed this stock repurchase program by repurchasing 2,788,152 shares of our common stock for $50.0 million utilizing cash on hand.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (immediately preceding the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2022 and 2021

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

For the Three and Nine Months Ended January 31, 2022 and 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH & WESSON BRANDS, INC. a Nevada corporation

Date: March 3, 2022	By:	/s/ Mark P. Smith
Mark P. Smith
President and Chief Executive Officer

Date: March 3, 2022	By:	/s/ Deana L. McPherson
Deana L. McPherson
Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary