Form 10-K
period 2022-04-30
SMITH & WESSON BRANDS, INC.
filed 2022-06-23
CIK 1092796

le

UNITED STATES l

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2022

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

The aggregate market value of Common Stock held by non-affiliates of the registrant (47,796,646 shares) based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on October 29, 2021, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $1,027,627,889. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of June 21, 2022, there were outstanding 45,763,388 shares of the registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Hartford, CT, USA

SMITH & WESSON BRANDS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2022

Smith & Wesson®, S&W®, M&P®, M&P Shield®, Performance Center®, Airlite®, Airweight®, American Guardians®, America’s Master Gunmaker®, Armornite®, Arrow®, Aurora®, Aurora-II®, Blast Jacket®, Bodyguard®, Carry Comp®, Chiefs Special®, Club 1852®, Compass®, Competitor®, Contender®, CSX®, Dagger®, Dimension®, Encore®, E-Series®, EZ®, Flextech®, G-Core®, Gemtech®, Gemtech Suppressors®, GM®, GMT-Halo®, Governor®, Integra®, Lady Smith®, Lever Lock®, LOC®, Lunar®, M2.0®, Mag Express®, Magnum®, Maxi-Hunter®, Mist-22®, Mountain Gun®, Number 13®, PC®, Power Rod®, Protected by Smith & Wesson®, Put A Legend On Your Line®, QLA®, Quick Load Accurizer®, Quickmount®, Shield®, Silencer Subsonic®, Smith & Wesson Collectors Association®, Smith & Wesson Performance Center®, Smith & Wesson Precision Components®, Speed Breech®, Speed Breach XT®, SW22 Victory®, Swing Hammer®, T/C®, T/CR22®, T17®, The Professional’s Choice for Decades®, The S&W Bench®, The Sigma Series®, Thompson/Center®, Trek®, Triumph®, U-View®, Viper®, Weather Shield®, and World Class Silencers®, C.O.R.E.™, Empowering Americans™, GunSmarts™, S&W500™, SD™, SDVE™, Sport™, SW1911™, Volunteer™, Cheap Shot™, Impact!™, Impact!SB™, Katahdin™, Maxi-Ball™, Natural Lube 1000 Plus™, Pro Hunter™, Pro Hunter FX™, Pro Hunter XT™, Quickshot™, Speed Shot™, Strike™, Super Glide™, Venture™, Alpine™, One™, Patrolman™, and Tracker™ are some of the unregistered trademarks of our company or one of our subsidiaries. This report also may contain trademarks and trade names of other companies.

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

Statement Regarding Forward-Looking Information

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained or incorporated herein by reference in this Annual Report on Form 10-K, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Annual Report on Form 10-K include statements regarding the impact, if any, of statements regarding our objectives, goals, strategies, plans, and focus, including our objective to be the undisputed market leader in the firearm industry; our plans to continue to introduce new products in fiscal 2023; our estimation that the annual domestic non-military firearm market based on industry shipments is approximately $4.3 billion for handguns and $1.8 billion for long guns, excluding shotguns, with our market share, based on the latest data provided by the National Shooting Sports Foundation, or NSSF, utilizing Firearms and Ammunition Excise Tax data for calendar year 2021, being approximately 17.0% and 12.7%, respectively; our intention to continue our focus on developing, growing, and protecting our iconic firearm brands and using our cash flow from operations on actions that will maximize our return on invested capital; our intention to utilize cash generated in fiscal 2023 to fund the relocation of our headquarters, distribution operations, and a portion of our manufacturing operations to Maryville, Tennessee; our belief that the loss of one or more of our top five commercial distributors in the United States would not materially impact sales; our belief that we will drive customer satisfaction and loyalty by offering high-quality products and services on a timely and cost-effective basis; our belief that our M&P branded pistol products are the most ergonomic, feature-rich, and innovative products on the market today; our belief that the M&P Shield pistol is one of the most popular firearms in the market; our belief that our manufacturing services provide us with increased flexibility and reduced supply chain risk; our belief that business-to-business sales provide profitable revenue stream diversification and enable us to maximize capacity utilization of our manufacturing assets; our belief that our digital platform supports future sales growth and profitability; our intention, as part of the Relocation, to vacate and sublease or assign to a third party the lease related to our Missouri distribution facility; our intention, at or near the conclusion of our Connecticut building lease in May 2024, to relocate a portion of our plastic injection molding operations to Tennessee and to evaluate selling the remaining molding operations used in our Connecticut operations to a third party; we expect to complete construction of our new facility in Tennessee in line with our original projections; our belief that our business is not materially dependent on any single patent; our belief that our Smith & Wesson, M&P, and Gemtech brands, and our S&W monogram trademarks, are known and recognized by the public worldwide and are important to our firearm business; our intention to vigorously pursue and challenge infringements of our patents, trademarks, service marks, trade dress, and copyrights; our belief that we can effectively compete with all our present competitors; our expectation, based on information known to us, that current environmental regulations or environmental proceedings and claims will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows; our belief that our training and development programs lead to more valuable contributions and satisfaction for our employees within their existing roles and also positions employees for roles they aspire to attain; our expectation that we will continue to incur expenditures in order to comply with environmental requirements; our expectation that we will continue to experience increased turnover and challenges in recruiting and retaining employees; our belief that our employee relations are good and that the high quality of our employee base is instrumental to our success; our anticipation that the Relocation will require a substantial commitment of our management’s time and attention, which may materially and adversely affect our day-to-day business activities; our anticipation that we will continue to incur significant capital and other expenditures with respect to our Massachusetts facility, but we may not be successful in continuing to improve efficiencies; our belief that maintaining a high level of brand recognition and a strong reputation are critical to our success, particularly with respect to retaining existing customers and attracting new customers; our anticipation that our advertising, marketing, public relations, and promotional efforts will increase in the foreseeable future as we continue to seek to enhance our brand recognition and the consumer demand for our products; our expectation that we will increasingly rely on other forms of media advertising, including social media and digital marketing; our belief that the value of our brand depends, in part, on the value consumers place on the quality of our products; our anticipation that we will continue to be involved in litigation, including product liability cases and claims in the future; our belief that period-to-period comparisons of our operating results may not be meaningful in the short term, and our performance in a particular period may not be indicative of our performance in any future period; our belief that an expanding base of consumers combined with our strong brand reputation and attractive price points are important factors in our goal to continue increasing our market share; our expectation that we will incur capital expenditures in connection with the construction and equipping of the new facility in an aggregate amount of no less than $120.0 million on or before December 31, 2025; our anticipation that inventory levels will continue to build in the first quarter of fiscal 2023 as we continue to build to our more normalized stocking levels; our expectation that there will be increased compensation expense in fiscal 2023 as we return to more normalized staffing levels; our current expectation that we will spend between $20.0 million and $25.0 million on capital expenditures in fiscal 2023, excluding spending related to the Relocation; our current expectation that we will spend between $125.0 million and $130.0 million on capital expenditures in fiscal 2023, of which $90.0 million to $95.0 million is expected for the construction of the facility; our belief that, based upon our current working capital position, current operating plans, and expected business conditions, our existing capital resources and credit facilities will be adequate to fund our operations for the next 12 months; our expectation that inflation will continue to impact us in the future estimates of fair value; our expectation that there will be an increased impact from inflation during fiscal 2023; goodwill and intangible assets; the effect of a variety of economic, social, political, legislative, and regulatory factors on our business; the outcome of the lawsuits and claims to which we are subject and their effect on us; future investments for capital expenditures; future products and product developments; the features and performance of our products; the success of particular product or marketing programs; any manufacturing partnerships, strategic alliances, or acquisitions we may enter into or make; future enterprise resource planning implementations and system improvements; future enhancements to our manufacturing capabilities, and liquidity and anticipated cash needs and availability. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Annual Report on Form 10-K reflect our views as of the date of this Annual Report on Form 10-K about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among other, economic, political, social, legislative, regulatory, inflationary and health factors; the potential for increased regulation of firearms and firearms-related products; actions of social activists that could have an adverse effect on our business; the impact of lawsuits; the demand for our products; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; our competitive environment; the supply, availability, and costs of raw materials and components; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; our penetration rates in new and existing markets; our strategies; our ability to maintain and enhance brand recognition and reputation; our ability to introduce new products; the success of new products; our ability to expand our markets; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including the factors discussed under Item 1A, “Risk Factors.”

PART I

Item 1. Business

Introduction

General

We are one of the world’s leading manufacturers and designers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles), handcuffs, suppressors, and other firearm-related products for sale to a wide variety of customers, including firearm enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our products under the Smith & Wesson, M&P, and Gemtech brands. We manufacture our products at our facilities in Springfield, Massachusetts, Houlton, Maine, and Deep River, Connecticut. We store finished good inventory and fulfill customer orders from our distribution center in Columbia, Missouri. We also sell our manufacturing services to other businesses to attempt to level-load our factories. We sell those services under our Smith & Wesson and Smith & Wesson Precision Components brands.

Smith & Wesson was founded in 1852 by Horace Smith and Daniel B. Wesson. Mr. Wesson purchased Mr. Smith’s interest in 1873. The Wesson family sold Smith & Wesson to Bangor Punta Corp. in 1965. Lear Siegler Corporation purchased Bangor Punta in 1984, thereby acquiring ownership of Smith & Wesson. Forstmann Little & Co. purchased Lear Siegler in 1986 and sold Smith & Wesson shortly thereafter to Tomkins Corporation, an affiliate of U.K.-based Tomkins PLC. We purchased Smith & Wesson from Tomkins in May 2001 and renamed our company Smith & Wesson Holding Corporation. In January 2017, we changed the name of our company from Smith & Wesson Holding Corporation to American Outdoor Brands Corporation. In May 2020, in preparation for the spin-off of our outdoor products and accessories business, or the Separation, which was completed on August 24, 2020, we changed our name to Smith & Wesson Brands, Inc. Unless otherwise noted, all discussion below, including amounts and percentages for all periods, reflect the results of operations and financial condition from continuing operations. As such, our former outdoor products and accessories business is reported as discontinued operations and has been excluded.

We maintain our principal executive offices at 2100 Roosevelt Avenue, Springfield, Massachusetts 01104. Our telephone number is (800) 331-0852. Our website is located at www.smith-wesson.com. Through our website, we make available free of charge our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to any of these documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These documents are available as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission, or the SEC. We also post on our website the charters of our Audit; Compensation; Nominations and Corporate Governance; and Environment, Social, and Governance Committees; our Corporate Governance Guidelines, our Code of Conduct, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the regulations of the SEC and the Nasdaq Global Select Market. These documents are also available in print by contacting our corporate secretary at our executive offices.

Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us,” and “our company” refer to Smith & Wesson Brands, Inc. and its consolidated subsidiaries. “Common stock” refers to the common stock, par value $.001 per share, of our company. Our most recently completed fiscal year ended on April 30, 2022.

Our objective is to be the undisputed market leader in the firearm industry. Key elements of our strategy to achieve this objective and deliver long-term stockholder value are as follows:

•
drive organic growth by leveraging our brands and maintaining a robust product pipeline to increase market share in markets in which we participate;
•
design, produce, and market high-quality, innovative firearms and related accessories that meet the needs and desires of our consumer and professional customers and that drive customer satisfaction and loyalty;
•
create a leverageable infrastructure by streamlining and standardizing our business operations; and

•
deploy our cash flow in such a manner so as to maximize return on invested capital.

We estimate that the annual domestic non-military firearm market based on industry shipments is approximately $4.3 billion for handguns and $1.8 billion for long guns, excluding shotguns, with our market share, based on the latest data provided by the National Shooting Sports Foundation, or NSSF, utilizing Firearms and Ammunition Excise Tax data for calendar year 2021, being approximately 17.0% and 12.7%, respectively. According to 2020 reports by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, or ATF, the U.S. firearm manufacturing industry has grown at a 3.4% compound annual growth rate in units from 2015 through 2020, although there has been wide variation among years (e.g., 2019 to 2020 grew 58.0%).

Strategy

Our objective is to be the undisputed market leader in the firearm industry. Key elements of our strategy to achieve this objective are as follows:

Drive Organic Growth by Leveraging Brands and Designing Innovative New Products

We are focused on driving organic growth by ensuring a robust new product pipeline and leveraging our brands to help us to increase market share in markets in which we participate and to expand into adjacent and complementary markets by (1) capitalizing on the goodwill developed through our historic 170 year old “Smith & Wesson” brand; (2) enhancing our relationships with key retailers, distributors, and buying groups; and (3) introducing new products. During the last two fiscal years, we have introduced numerous new products, including variations and product lines around the Smith & Wesson and Gemtech brands. We plan to continue to introduce new products in fiscal 2023.

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

Create a Leverageable Infrastructure by Streamlining and Standardizing our Business Operations

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

Deploy our Cash Flow in Such a Manner so as to Maximize Return on Invested Capital

During fiscal 2022, we generated $137.8 million in cash from operations. We utilized this cash to repurchase $90.0 million of outstanding stock, pay $15.0 million in dividends, and invest in equipment for product enhancements and to improve our efficiency. We intend to continue our focus on developing, growing, and protecting our iconic firearm brands and using our cash flow from operations on actions that will maximize our return on invested capital. In addition to investing, as needed, in organic growth, especially in machinery, equipment, and new product development, we intend to utilize cash generated in fiscal 2023 to fund the relocation of our headquarters, distribution operations, and a portion of our manufacturing operations to Maryville, Tennessee.

Products

Introduction

Our products combine our legacy of 170 years of American manufacturing and engineering expertise with modern technological advances. Driven by the needs of the individual firearm owner, we continually strive to improve the experience of buying, owning, and shooting a firearm. We also strive to leverage our tradition of innovation in materials, performance, and engineering, along with our proven history of reliability, to produce feature-rich, safe, durable, accurate, and high-performing firearms that satisfy the needs of our broad range of customers. Our introduction of new products is intended to enhance our competitive position and broaden our participation in the overall market.

We have substantially enhanced the breadth and quality of our portfolio of products over the years. We have always been a leader in the revolver market. The introduction of our popular M&P pistol in 2005 resulted in our company becoming one of the leaders in the polymer pistol market as well, serving both the consumer sporting goods market and law enforcement agencies. The launch of our M&P modern sporting rifle in 2006 enabled us to capture what we estimate is the leading share of the modern sporting rifle market. The addition of our Gemtech branded suppressor products in 2017 expanded our firearm-related product offerings. Our suppressors are compatible with most pistols and rifles on the market and complement our firearm products. We currently participate in two categories of the long gun market: modern sporting rifles and shotguns and both core categories of the handgun market: semi-automatic pistols and revolvers.

Product Development

All of our firearms and firearm-related products are currently sold under our Smith & Wesson and Gemtech brands. Our customers include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; and retailers.

Our product development strategy is to understand our consumers’ needs and preferences and then design and develop products to uniquely meet those requirements. Throughout this process, we test multiple concepts with firearm owners and potential purchasers. We compare these test results against a growing database of prior concepts to identify those with the greatest market potential. Additional market research is completed to optimize the desired features and benefits. While this development process is ongoing, our launch timing for new products depends on market conditions to maximize sales across the entire product portfolio.

In fiscal 2022, we introduced a number of new products. For example, in August 2021, we introduced the first Smith & Wesson shotgun in 20 years, the M&P 12. Designed for home defense, this award-winning shotgun is adaptable to different 12-gauge shell types. The M&P 12 also features an ergonomic M&P grip, ambidextrous controls and picatinny rail for enhanced maneuverability and adjustability. We also refreshed our modern sporting rifle line with the introduction of the Volunteer rifle series. The Volunteer series includes a number of custom enhancements, including handguards, adjustable stocks, hand grips, and muzzle brakes. On the handgun side, we added the 10mm caliber to our M&P M2.0 line of polymer pistols. We also introduced our Shield EZ and Shield Plus pistols in an a new caliber and the 30 Super Carry, which was a co-launch partnership with Federal Premium Ammunition. The round is designed for the concealed carry market with similar ballistic characteristics to the popular 9mm caliber, but designed to hold almost 20% more magazine capacity in the same firearm footprint. Finally, we introduced the new Smith & Wesson CSX pistol. This all-metal, hammer-fired, single-action platform features a 12-round capacity and ambidextrous controls in a micro compact size with a 3.1 inch barrel.

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

Within our Gemtech line of suppressors, we introduced the Mist 22V, an integrally suppressed barrel designed specifically for the Smith & Wesson Victory series of pistols. We also developed the Lunar 9 3-LUG suppressor, which is compatible with the vast majority of 9mm firearms. This suppressor was developed for the Department of Homeland Security and is now available in limited quantities to consumers.

Our net sales were $864.1 million for the fiscal year ended April 30, 2022; $1.1 billion for the fiscal year ended April 30, 2021; and $529.6 million for the fiscal year ended April 30, 2020. Our gross profit for the fiscal years ended April 30, 2022, 2021, and 2020 totaled $374.6 million, $449.0 million, and $165.7 million, respectively. Total assets as of April 30, 2022 and 2021 were $497.5 million and $446.4 million, respectively.

Handguns

We manufacture an extensive variety of handgun models that includes revolvers and pistols. A revolver is a handgun with a cylinder that holds the ammunition in a series of rotating chambers that are successively aligned with the barrel of the firearm during each firing cycle. There are two general types of revolvers: single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the firearm and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder as it cocks and releases the hammer. A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which is fed ammunition from a magazine contained in the grip. The firing cycle ejects the spent casings and loads a new round into the chamber.

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

Our small-frame revolvers have been carried by law enforcement personnel and personal defense-minded citizens for 170 years. We hold a number of patents on various firearm applications, including the use of scandium, a material that possesses many of the same attributes as titanium but at a more reasonable cost. Our revolvers are available in a variety of models and calibers, with applications in virtually all professional and consumer markets.

We offer pistols under our Smith & Wesson brand. Our full size and compact M&P line of pistol products have been engineered with input from professional users and are designed to offer performance, safety, and durability that meet the standards of global law enforcement and military personnel, as well as features attractive to consumers. We believe that our M&P branded pistol products are the most ergonomic, feature-rich, and innovative products on the market today. Our range of full-size and compact M&P pistol products are made with a polymer frame, a rigid stainless-steel chassis, and a black, through-hardened corrosion resistant finished stainless-steel barrel and slide for durability. Our M&P pistol products feature patented and easily changed palm swell grips in four sizes, allowing the user to customize grips in a matter of seconds; a passive trigger safety to prevent the pistol from firing if dropped; an enlarged trigger guard to accommodate gloved hands; a sear lever release that eliminates the need to press the trigger in order to disassemble the firearm; an ambidextrous slide stop and reversible magazine release to accommodate right- and left-handed shooters; an optional internal locking system and magazine safety; and a universal equipment rail to allow the addition of accessories, including lights and lasers.

In fiscal 2012, we launched the M&P Shield pistol to address the growing personal protection and concealed carry market. The M&P Shield features a slim concealable profile, 9mm, 380 Auto, 40 S&W, and 45 Auto calibers, and M&P ergonomics. Since the launch of the M&P Shield, we have introduced several additional models, most recently, the Shield Plus with enhanced features and capacity. We believe the M&P Shield pistol is one of the most popular firearms in the market, with over five million units having been shipped as of April 30, 2022.

Our Performance Center department has been providing specialized products and services for the most demanding shooting sports enthusiasts since 1990. To meet the requirements of law enforcement professionals, competitive shooters, collectors, and discriminating sport enthusiasts who demand superior products, our Performance Center personnel conceptualize, engineer, and craft products to create enhanced versions of our standard products. Our craftsmen, many of whom are actively involved in competitive shooting, are highly skilled and experienced gunsmiths. Performance Center products are typically made in limited production quantities, although we offer a number of catalog variations in order to increase product availability.

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

Long Guns

Our modern sporting rifles are designed to satisfy the functionality and reliability needs of recreational, personal, defense, and professional users, including global military, law enforcement, and security personnel. These long guns are popular with consumers as hunting, personal protection, and sporting target rifles and are sold through our sporting good distributors, retailers, and dealers. We offer M&P and Volunteer series modern sporting rifles in four different calibers (22LR, 5.56mm NATO (223), 308 Winchester (7.62x51mm), and 6.5 Creedmoor) for multiple recreational and professional uses. We also offer upper assemblies so firearm owners can easily modify their modern sporting rifle to suit the needs and tasks of the various forms of sport shooting and hunting. Our broad product portfolio of modern sporting rifles includes a .22 caliber model, an opening price-point sport model, a hunting caliber model for longer range effectiveness, and several models designed for professional users.

In fiscal 2022, we reentered the shotgun market with the introduction of the M&P12, a bullpup shotgun. Bullpup refers to a firearm whose barrel is bedded well back on the stock so that the end of the receiver is located close to the heel of the butt. The M&P12 is chambered in 12 gauge and developed to accept a combination of standard 2 ¾”, 3” magnum, and mini-shell loads. The M&P12 is designed with an ergonomic, adjustable grip that is similar to our M&P 2.0 pistol line-up, which promotes optimal trigger reach and recoil control.

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

Manufacturing Services: We utilize our substantial manufacturing capabilities to provide services to third-party customers. Our manufacturing services include forging, heat treating, rapid prototyping, tooling, finishing, plating, machining, and custom plastic injection molding. We believe our manufacturing services provide us with increased flexibility and reduced supply chain risk. We also believe that business-to-business sales provide profitable revenue stream diversification and enable us to maximize capacity utilization of our manufacturing assets. We market our manufacturing services under the Smith & Wesson and Smith & Wesson Precision Components brand names.

Marketing, Sales, and Distribution

General

We go to market in a variety of ways, including two-step distribution, strategic retailers, and buying groups consisting of certain large, regional retailers, utilizing direct sales employees to service these customers. We also sell firearms directly to law enforcement agencies and manufacturing services directly to other businesses. We sell internationally primarily through distributors, which, in turn, sell to retail stores and government agencies.

Our top five commercial distributors in the United States accounted for a total of 44.3%, 43.4%, and 40.8% of our net sales for the fiscal years ended April 30, 2022, 2021, and 2020, respectively. Those commercial distributors are not regionally exclusive and have many of the same dealer customers. Therefore, we believe that the loss of one or more of these distributors would not materially impact sales as the remaining distributors would be allocated additional sales.

We sell our products worldwide. International sales accounted for 3%, 2%, and 4% of our net sales for the fiscal years ended April 30, 2022, 2021, and 2020, respectively. Our businesses own tooling that is located at various suppliers in Asia and North America.

For the fiscal years ended April 30, 2022, 2021, and 2020, marketing, advertising, and promotion expenses were $17.5 million, $12.5 million, and $13.6 million, respectively, excluding the cost of rebates and promotions reflected in gross profit.

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

We print various product catalogs that are distributed to our dealers and mailed directly, on a limited basis, to consumers. We also attend various trade shows, such as the Shooting, Hunting, Outdoor Trade (SHOT) Show, the National Association of Sporting Goods Wholesalers Show, the International Association of Chiefs of Police Show, the Association of the United States Army Show, or AUSA Show, the International Weapons Exhibition Show, or IWA Show, in Europe, and various distributor, buying group, and consumer shows.

GUNSMARTS: The SMITH & WESSON GUNSMARTS program is designed to welcome new firearm owners into the firearm community and highlight key resources available to those who have just purchased their first pistol, rifle, or revolver. As a cornerstone of the campaign, we released a new video series devoted to helping inform, educate, and excite those who have recently joined the firearm community. Hosted on YouTube, the SMITH & WESSON GUNSMARTS video series covers a comprehensive set of topics that takes the viewer from the basics of firearm safety through their first trips to the range – all in a simple, inviting manner. In fiscal 2022, we released Season 2 of GUNSMARTS with wider ranging and more advanced content to help gun owners become more knowledgeable, safe, and proficient in firearm handling.

Digital Marketing

We utilize our websites, including www.smith-wesson.com and www.gemtech.com to market our products and services and to provide a wide range of information regarding our company to customers, consumers, dealers, distributors, investors, and government and law enforcement agencies worldwide. Social media platforms, such as Facebook, Instagram, YouTube, LinkedIn, and Twitter, are effective ways for us to communicate the features and benefits of our products. Our direct-to-consumer e-mail marketing helps us to further engage our consumers and communicate the value of our brands. We continue to invest in new digital marketing capabilities to provide best-in-class customer experiences. Our websites are designed to inform, inspire, and prepare our customers for the next step in their firearms journey. We believe our digital platform supports future sales growth and profitability.

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

Suppliers

We manufacture most of the components for our firearms, but purchase certain components and parts, including bolt carriers, rifle receivers, magazines, small parts, and rifle stocks, from third parties. We also purchase ammunition for product testing. Most of our major suppliers for our products are U.S. based and provide materials, components, and parts, such as steel, polymer components, and metal-injected-molded components. The costs of these materials, components, and parts are at competitive rates. We have become less dependent on any particular supplier by strategically sourcing parts and raw material from multiple suppliers based on quality, cost, and risk. Whenever appropriate, we ensure that we have primary and secondary sources of supply for critical parts and components. We are also able to leverage our supply base to supplement our internal capacity and provide flexibility in our response to changes in market conditions. We use numerous raw materials, such as steel, wood, lead, brass, and plastics, in producing and testing our products. We have alternative sources for these raw materials.

Facilities

We have three manufacturing facilities at which we produce our products: a 575,000 square-foot facility located in Springfield, Massachusetts; two facilities totaling 44,000 square-feet located in Houlton, Maine; and a 150,000 square-foot facility located in Deep River, Connecticut. We conduct our handgun and long gun manufacturing and some of our manufacturing service activities at our Springfield facility. Our Houlton facility is a machining center only with no assembly, finishing, or small parts operations for our firearms. We also produce handcuffs and other restraint devices at our Houlton facility. We use our Deep River facility for custom plastic injection molding services, rapid prototyping, and tooling. All of these facilities are ISO 9001 certified.

We perform in our own facilities most of the machining and all of the assembly, inspection, and testing of the firearms that we sell. We produce our major firearm components utilizing computer-assisted machines. Our skilled employees use sophisticated automated testing equipment to ensure the proper functioning of our firearms. Every firearm is test fired before shipment. Our Springfield and Houlton facilities operate primarily on two shift patterns: a seven day, 12-hour rotating shift schedule and a five day, 8-hour shift schedule.

In Columbia, Missouri, we lease a 633,000 square foot facility, which was constructed for us, completed in 2018, and then sold and leased back to us. This facility serves as our distribution center and operates two shifts of four 10-hour days. We sublease 59% of this facility to our former outdoor products and accessories subsidiary under the same terms as the master lease.

In fiscal 2022, we announced our plan to move our headquarters and significant elements of our operations to Maryville, Tennessee in 2023, or the Relocation. As part of the Relocation, we intend to vacate and sublease or assign to a third party the lease related to our Missouri distribution facility. In addition, at or near the conclusion of our Connecticut building lease in May 2024, we intend to relocate a portion of our plastic injection molding operations to Tennessee and will evaluate selling the remaining molding operations used in our Connecticut operations to a third party. As of April 30, 2022, we had begun the construction of our new facility in Tennessee and expect to complete construction in line with our original projections.

We seek to minimize inventory costs through an integrated planning and production system. All facilities operate under SAP, a fully integrated ERP system.

Research and Development

Through our advanced products engineering departments, we enhance existing products and develop new products for all our businesses. Through our research and development personnel, we conceive, design, and develop potential products that we believe will be attractive to our customers and help address the needs, wants, and desires of our target consumer base. In so doing, we must seek to anticipate and respond to trends and shifts in consumer preferences by continually adjusting our product mix with innovative features and designs and marketing them in an effective manner. Prior to introducing any product, we assess its cost of production and delivery, estimate its potential sales volume and margin, and conduct vigorous prototype and production-quality sample testing. In fiscal 2022, 2021, and 2020, our gross spending on research activities relating to the development of new products was $7.3 million, $7.5 million, and $7.4 million, respectively. As of April 30, 2022, we had 42 employees at our various facilities engaged in ongoing research and development activities for all of our brands.

Patents, Trademarks, and Copyrights

We recognize the importance of innovation and protecting our intellectual property. Accordingly, we own numerous patents related to our products. We apply for patents whenever we develop innovative new products, unique designs, or processes of commercial importance. We do not believe that our business is materially dependent on any single patent.

Because of the significance of our brand names, our trademarks, service marks, trade dress, and copyrights are also important to our business. We have an active global program of trademark registration, monitoring, and enforcement. We believe that our Smith & Wesson and Gemtech brands, and our S&W monogram trademarks are known and recognized by the public worldwide and are important to our firearm business.

We intend to vigorously pursue and challenge infringements of our patents, trademarks, service marks, trade dress, and copyrights, as we believe the goodwill associated with them is a cornerstone of our branding strategy.

Competition

We encounter competition in the firearms industry from both domestic and foreign manufacturers. Although some competitors manufacture as wide a variety of firearms as we do, most of our competitors manufacture only certain types of firearms. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States. We compete primarily based upon innovation, quality, reliability, durability, price, performance, consumer brand awareness, and customer service and support. Our customer service organization is proactive in offering timely responses to customer inquiries. We believe we can effectively compete with all our present competitors. Our primary competitors are Ruger and Taurus in the revolver market; Glock, Ruger, Sig Sauer, Springfield Armory, and Taurus in the pistol market; and Sig Sauer, Ruger, Springfield Armory, Savage, and Daniel Defense in the modern sporting rifle market.

Customers

We sell our products through a variety of federally licensed distribution channels. Depending upon the product or service, our customers include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; and retailers.

We grant payment terms to most commercial customers ranging from 20 to 60 days. However, in some instances, we provide longer payment terms.

During fiscal 2022, sales into our professional channel accounted for approximately 7.0% of our net sales, which included state and local law enforcement agencies, the federal government, and international customers. The remaining 93.0% of our net sales was through federal firearm licensees to domestic consumers.

Seasonality

Our business is seasonal with sales generally peaking in our fourth fiscal quarter, which ends April 30, as a result of most industry events and distributor shows normally scheduled during the early spring months. In addition, because of our operating schedule, which includes a summer and a winter shutdown of our manufacturing facilities, we have an increased number of operating days in our fourth fiscal quarter, which allows our shipping and production volumes to exceed other quarters. Seasonality, however, can be disrupted by external events, such as COVID-19 and the social unrest experienced in the United States during 2020 and 2021, that may drive sales or impact channel inventories, which may slow or accelerate our sales.

Governmental Regulations of Firearms

Our business is primarily regulated by the ATF, which licenses the manufacture, sale, and import of firearms and suppressors in the United States. The ATF conducts periodic audits of our facilities that hold Federal Firearms Licenses.

There are also various state laws, regulations, and local ordinances relating to firearm characteristics, features, and sales, as well as firearm magazine capacities. Local firearm dealers must comply with state and local laws, regulations, and ordinances pertaining to firearm, suppressor, and magazine sales within their jurisdictions. We manufacture several firearm models and magazines in various capacities that comply with those laws, regulations, and ordinances for sales in those states and localities. In Massachusetts, for example, there are regulations related to the weight of the trigger pull, barrel length, material strength, and independent testing of handguns. California, Connecticut, Maryland, New Jersey, and New York, as well as other states, the District of Columbia, and other localities, have similar laws, ordinances, and restrictions. In addition, California and the District of Columbia require any new pistols to contain a microstamping mechanism, which must be able to etch or imprint, in two locations, a microstamp array of characters that identify the make, model, and serial number of the pistols onto each cartridge case when the pistol is fired, and New York adopted a similar requirement in June 2022. No commercially produced firearm has utilized the microstamping process, which is considered by most to be unfeasible, and we have no plans to utilize any microstamping feature in our firearms. Therefore, we will not sell into California or the District of Columbia any pistol that is subject to the microstamping feature requirement, and we will need to comply with applicable requirements in New York under the new law.

Warnings and instructions concerning the safe operation of our firearms and suppressors are contained in Safety & Instruction Manuals included in all boxes in which firearms and suppressors are shipped and are also available for download from our Smith & Wesson and Gemtech websites.

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

In our efforts to satisfy our environmental responsibilities and to comply with environmental laws and regulations, we have established, and periodically update, policies relating to the environmental standards of performance for our operations. We have in place programs that monitor compliance with various federal, state, and local environmental regulations. However, in the normal course of our manufacturing operations, we are subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges from our operations into the environment. We regularly incur substantial capital and operating costs to comply with environmental laws, including remediation of known environmental conditions which we fund through cash flows from operations. We spent $1.3 million and $1.4 million in fiscal 2021 and fiscal 2022, respectively, on environmental compliance, primarily related to disposal fees and containers.

In the normal course of our business, we may become involved in various proceedings relating to environmental health and safety matters, and we are currently engaged in an environmental investigation and remediation. Our manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. We have identified soil and groundwater contamination at our Springfield, Massachusetts plant that we continue to monitor and remediate, as appropriate. Based on the situation, an environmental reserve may be recorded based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. As of April 30, 2022, we do not have an open environmental reserve recorded in our consolidated balance sheet.

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
•
wastewater treatment operator training leading to licensure;
•
leadership effectiveness training for manufacturing managers in conjunction with a state-funded program;
•
reimbursement for continuing professional education for our professionally licensed employees; and
•
other in-house and cross-functional training to aid with career advancement.

We believe that this training and development leads to more valuable contributions and satisfaction for our employees within their existing roles and also positions employees for roles they aspire to attain. In addition, we offer a “high potential” development program for top performers with the intention that they can be developed, mentored, and ultimately be promoted into higher level roles. Finally, we conduct periodic compliance and industry training for all employees on various topics that are important to our business, including sexual harassment, bribery, anti-corruption, and cybersecurity, among others.

Equal Opportunity

Our Talent Acquisition team focuses on ensuring that our workforce is representative of the local communities in which we operate and that our business is open and welcoming to everyone. This commitment extends to all levels of our organization, including within senior management and our Board of Directors. We are committed to hiring qualified candidates without regard to race, religion, color, sex, sexual orientation, pregnancy, gender identity, age, national origin, ancestry, physical or mental disability, genetic information, or any other status.

As of April 30, 2022, our workforce consisted of the following:

•
75% male and 25% female;
•
50% female executive officers;
•
8% under 25 years old, 28% between 25-35 years old, 23% between 35-45 years old, 19% between 45-55 years old, 18% between 55-65 years old, and 3% over 65 years old; and
•
58% Caucasian, 27% Hispanic/Latino/Latina, 9% Black, 3% Asian, 2% undisclosed, and 1% that identify as two or more races.

Our Talent Acquisition team emphasizes recruiting and retaining a talented and diverse workforce with special focus on hiring veterans, whenever possible. Annual voluntary turnover for fiscal 2022, 2021, and 2020 was approximately 21%, 18%, and 11%, respectively. As compared to fiscal 2020, fiscal 2021 was significantly impacted by our attempt to increase headcount to match our increase in volume, while we believe turnover for fiscal 2022 was impacted by our announcement of the Relocation.

We contract with a third party to review compensation practices on an annual basis to ensure we pay all employees equitably. We also partner with various recruiting services to expand our ability to attract a qualified workforce, as needed.

Health and Safety

Our Employee Assistance Program is supplemented by Cigna behavioral health tools in order to support employees’ mental, as well as physical health, needs.

We have a documented education and training plan to ensure employees are well trained on safety measures throughout the organization. We offer more than 55 different types of training, including lecture, classroom setting, and hands-on training to ensure our employees have the knowledge needed to ensure their safety, as well as the safety of others. The success of our training program has allowed us to maintain a relatively low level of safety claims and reduce lost work hours. Our calendar year 2021 and 2020 total recordable incident rate, or TRIR, of 2.2 and 1.1, respectively, and lost time incident rate, or LTIR, of 1.0 and 0.4 respectively, compares favorably to the latest OSHA industry data. According to OSHA, for our NAICS industry code, the calendar year 2020 and 2019 TRIR was 3.1 and 2.1, and the LTIR was 1.0 and 0.8, respectively. Our calendar year 2021 and 2020 near miss frequency rate was 0.44 and 0.13, respectively, and we did not have any fatalities in either year.

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
•
a profit-sharing plan, in which employees can earn up to 15% of their eligible earnings based on company profits;
•
twelve annual holidays and a paid time off program, including paid sick and vacation time;
•
paid and unpaid leaves of absence, including paid family and medical leave for employees working in qualified states;
•
flexible spending and health savings accounts;
•
life and disability insurance coverage;
•
employee stock purchase plan;
•
a dedicated health and wellness clinic for employees and their dependents;
•
on-site cafeteria and fitness center;
•
Employee Assistance Programs;
•
product discounts; and

•
license-to-carry subsidies.

Annual increases and incentive compensation for salaried and non-operations hourly employees are based on merit, which is communicated to employees upon hire and documented through our talent management program as part of the annual performance review process. Annual increases for hourly operations employees are based on a yearly market analysis for comparable jobs.

Headcount

As of May 31, 2022, we had 1,723 employees, including eight part-time employees. None of our employees are represented by a union in collective bargaining with us. Of our employees, 29% have 10 or more years of service with our company and 5% have greater than 25 years of service with our company. We believe that our employee relations are good and that the high quality of our employee base is instrumental to our success.

Information About our Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position
Mark P. Smith	46	President and Chief Executive Officer
Deana L. McPherson	51	Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary
Kevin A. Maxwell	46	Senior Vice President, General Counsel, Chief Compliance Officer, and Secretary
Susan J. Cupero	62	Vice President, Sales

Mark P. Smith has served as President and Chief Executive Officer since 2020. Mr. Smith served as Co-President and Co-Chief Executive Officer from 2020 to 2020. Mr. Smith served as President, Manufacturing Services of our company and as President of Manufacturing Services for Smith & Wesson Sales Company (formerly known as American Outdoor Brands Sales Company and Smith & Wesson Corp.), a subsidiary of our company, from 2016 until 2020. Mr. Smith served as Vice President of Manufacturing and Supply Chain Management from 2011 until 2016 and served as Vice President of Supply Chain Management from 2010 until 2011. He was Director Supply Chain Solutions for Alvarez & Marsal Business Consulting, LLC from 2007 until 2010. Mr. Smith held various positions for Ecolab, Inc., a developer and marketer of programs, products, and services for the hospitality, foodservice, healthcare, industrial, and energy markets, from 2001 until 2007, including Program Manager, Acquisition Integration Manager, Senior Manufacturing Planner, Plant Engineer, and Senior Production / Quality Supervisor. Mr. Smith was a Production Supervisor for Bell Aromatics, a manufacturer of flavors and fragrances, from 1999 until 2001.

Deana L. McPherson has served as Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary since 2020. Ms. McPherson served as Vice President, Chief Accounting Officer, Corporate Controller, and Assistant Treasurer from 2017 to 2020. Ms. McPherson served as Vice President, Corporate Controller, and Assistant Treasurer from 2009 to 2017. Ms. McPherson served as Corporate Controller from 2007 to 2009. From 2001 to 2007, Ms. McPherson held a number of increasingly responsible positions for Wood Group PLC, a $5.0 billion international energy services company, including, at her departure, Vice President of Finance for the Heavy Industrial Turbines division. From 1995 to 2001, she served as Accounting Manager of FiberMark DSI, Inc. (formerly Rexam DSI, Inc.), a producer of specialty fiber-based materials in the paper and packaging industry. From 1992 to 1995 she was employed as an auditor at Deloitte & Touche LLP. Ms. McPherson is a Certified Public Accountant registered with the Commonwealth of Massachusetts and a Chartered Global Management Accountant.

Kevin A. Maxwell has served as Senior Vice President, General Counsel, Chief Compliance Officer, and Secretary since November 2021. From 2016 to 2021, he served in leadership positions within the legal department of WestRock Company, a publicly traded paper and packaging company, including as Vice President – Associate General Counsel and Assistant Secretary. From 2010 to 2016, Mr. Maxwell held a number of increasingly responsible positions with Mueller Water Products, Inc., a publicly traded water infrastructure company, including, Vice President – Assistant General Counsel and Assistant Secretary. From 2004 to 2010, he served as a corporate associate in the London and Washington, DC offices of Skadden, Arps, Slate, Meagher & Flom.

Susan J. Cupero has served as Vice President of Sales of our company since 2021. Ms. Cupero has held increasingly higher positions with our company during her 43 years of service, including Director of Independent Distributors from 2017 until assuming her current position, and Director of Sales Administration from 2015 until 2017.

Item 1A. Risk Factors:

The following summarizes the material risks of purchasing or owning our common stock. Additional unknown risks may also adversely impact our business, operating results, and financial condition. Our business, operating results, and financial condition may be materially and adversely affected by the nature and impact of the risks discussed below, as well as additional unknown risks, in which case the trading price of our common stock could be adversely affected, and investors may lose part or all of the value of their investment. You should carefully consider the risks and uncertainties described below.

We have grouped these risk factors into the following general categories:

•
Risks relating to economic, political, social, legislative, regulatory, inflationary, and health factors.
•
Risks relating to manufacturing, the Relocation, raw materials and component supply, product development and performance, customer demand, and brand recognition.
•
Risks related to legal proceedings, product recalls, and other product liabilities.
•
Risks relating to intellectual property, information systems, and cybersecurity.
•
Risks relating to certain business matters and securities markets.

Risks Relating to Economic, Political, Social, Legislative, Regulatory, Inflationary, and Health Factors

Our performance is impacted by a variety of economic, political, social, legislative, and regulatory factors.

A variety of economic, political, social, legislative, and regulatory factors could materially and adversely affect our business, operating results, and financial condition.

Our business may be adversely impacted by general economic conditions and consumer spending patterns. Economic uncertainty, high levels of unemployment, declines in consumer confidence and discretionary income, lack of consumer credit, increases in consumer debt levels, stock market declines, poor weather conditions, high energy prices, increased commodity prices, high levels of tax, interest rates, inflationary conditions, and other economic factors may adversely impact consumer spending on discretionary items and demand for our products. Economic conditions also affect governmental and budgetary policies, which may adversely affect our ability to sell our products to law enforcement, government, and military customers.

Our business may be adversely impacted by political, social, and other factors. Concerns about presidential, congressional, and state elections, and legislative and public policy shifts resulting from those elections, can adversely affect the demand for our products. For example, demand for our products was negatively impacted by unified Republican control of the Executive and Legislative branches of the federal government during the first two years of the Trump administration, and demand for our products may be negatively impacted by the results of the 2022 congressional midterm elections. In addition, speculation surrounding increased gun control at the federal, state, and local level and heightened fears of terrorism and crime can affect consumer demand for our products. Often, these concerns result in an increase in near-term consumer demand for our products and subsequent softening of demand when these concerns subside. For example, we experienced historic levels of demand for our products in parts of fiscal 2021 and fiscal 2022 as a result of the impact of COVID-19 and the social unrest experienced in the United States during the summer of 2020. Since then, demand for our products has begun to return to more normalized levels. As a result of these significant fluctuations in demand, our operating results can vary significantly from period to period and we may build and maintain inventory levels that are significantly in excess of customer demand.

Federal and state legislatures frequently consider legislation relating to the regulation of firearms, including the amendment or repeal of existing legislation. Existing laws may also be affected by future judicial rulings and interpretations. These possible changes to existing legislation or the enactment of new legislation may seek to restrict the makeup of a firearm, including limitations on magazine capacity; mandate the use of certain technologies in a firearm; remove existing legal defenses in lawsuits; set minimum age limits to purchase certain firearms, or ban the sale and, in some cases, the ownership of various types of firearms and accessories. For example, eight states and the District of Columbia currently ban large capacity ammunition magazines for use with any firearm, and a similar law is scheduled to go into effect in Washington in July 2022. Further, in 2021, New York amended its public nuisance law to allow government agencies and private individuals to file civil lawsuits against those involved in the sale, production, distribution, import, or marketing of firearms for failing to prevent illegal gun use, and other states are considering adopting similar laws. Interest in gun control legislation among federal and state legislatures tends to intensify following significant events, such as mass shootings. If restrictive legislation or restrictive changes to existing legislation are adopted, we could find it difficult, expensive, or even impossible to comply with such legislation, which could impede our ability to develop new products and distribute existing products. In addition, gun-control activists may succeed in imposing restrictions or an outright ban on private firearm ownership or particular models of firearms, such as modern sporting rifles. Such restrictions or bans could have a material adverse effect on our business, operating results, and financial condition.

In addition to the matters addressed above, which are largely beyond our control, demand for our products may also be adversely impacted by shortages of ammunition since potential purchasers of our products may choose not to purchase our products unless supplies of ammunition to use with our products are available. Since we do not manufacture ammunition, the supply of ammunition is beyond our control.

Our business is subject to extensive regulation.

Firearms Compliance.

Our business, as well as the business of all manufacturers and marketers of firearms and firearm parts, is subject to numerous federal, state, local, and foreign laws, regulations, and protocols, including the rules and regulations of the ATF. If we fail to comply with ATF rules and regulations, the ATF may limit our activities or growth, fine us, or, ultimately, put us out of business.

The manufacture, sale, and purchase of firearms are subject to extensive federal, state, and local governmental regulation. The primary federal laws are the National Firearms Act of 1934, or NFA, the Gun Control Act of 1968, or GCA, and the Firearms Owners’ Protection Act of 1986, or FOPA, which have been amended from time to time. The NFA severely restricts the private ownership of fully automatic weapons and heavily regulates other firearms defined in that law and accompanying regulations, including firearm suppressors. The GCA places certain restrictions on the interstate sales of firearms, among other things. Most of our products are governed by U.S. Department of Commerce and are regulated by Department of Commerce’s Bureau of Industry and Security, or BIS, under the Export Administration Regulations, or EAR. Certain of our products are governed by the U.S. Department of State and are subject to the International Traffic in Arms Regulations, or ITAR. We are required to obtain U.S. government authorization for exports, including licensure or other similar authorization prior to engaging in international transactions. The U.S. Government has discretion as to whether to grant a license. In addition, Congress may block a proposed sale of firearms that are export controlled by the Department of State valued at $1 million or more. Consequently, we may not be able to obtain export licenses, or to complete profitable contracts as a result of political or other reasons that are outside our control. Failure to receive required licenses or authorizations, or the termination or suspension of our export privileges, could have a material adverse effect on our business, operating results, and financial condition. Export control laws also impact who is allowed to work in our facilities in most positions. Further, because our manufacturing process includes certain toxic, flammable, and explosive chemicals, we are subject to the Chemical Facility Anti-Terrorism Standards, as administered by the Department of Homeland Security, which requires that we take additional reporting and security measures related to our manufacturing process.

In addition to federal requirements, state and local laws and regulations may place additional restrictions or prohibitions on firearm ownership and transfer. These laws and regulations vary significantly from jurisdiction to jurisdiction. Some states or other governmental entities have enacted, and others are considering, legislation restricting or prohibiting the ownership, use, or sale of certain categories of firearms, firearm suppressors, ammunition, ammunition feeding devices, or all of these products. Several states require internal or external locking mechanisms for firearms sold in their jurisdictions. Some states mandate, or are considering mandating, certain design features based on safety or other grounds. Such legislation could have a material adverse effect on our business, operating results, and financial condition. In particular, California maintains a roster of handguns that are certified for sale in the state. From time to time, certain of our products have been removed from the roster (meaning that they can no longer lawfully be sold by retailers) and certain of our products may be removed from the roster in the future. Finally, our ability to sell our products in international markets is impacted by local laws, rules, and regulations in those markets. For example, we may not be able to sell handguns in Canada if a proposed national freeze on the sale of handguns in Canada were to be adopted.

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

Environmental Compliance.

We are subject to numerous federal, state, and local laws that regulate or otherwise relate to the protection of the environment, including the Clean Air Act, the Clean Water Act, CERCLA, and the Solid Waste Disposal Act, as amended by RCRA. CERCLA and RCRA and related state laws subject us to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at our manufacturing facilities and at third-party or formerly owned sites at which contaminants generated by us may be located. We have incurred and expect to continue to incur expenditures in order to comply with these requirements. Further, we may become subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges.

We may not have identified all existing contamination on our properties, and our operations may cause contamination in the future. As a result, we could incur additional costs to clean up contamination that exceed the amount of our reserves, and our reserves may increase from time to time. Furthermore, it is not possible to predict with certainty the impact on us of future environmental compliance requirements or the cost to satisfy future regulatory proceedings and claims.

We could also be adversely affected by future laws and regulations related to climate change, including laws related to greenhouse gas emissions. These laws and regulations could lead to increased environmental compliance costs and increased energy and raw materials costs, in addition to other impacts.

Employment and Occupational Health and Safety Compliance.

We are subject to a number of employment and occupational health and safety laws and regulations, including the Fair Labor Standards Act and the Occupational Safety and Health Act and the rules and regulations promulgated thereunder, that could significantly increase our operating costs and reduce our operational flexibility.

Corruption Compliance.

The Foreign Corrupt Practices Act of 1977, or FCPA, and local anti-corruption laws, among other things, prohibit companies and their intermediaries from making improper payments to government officials for the purpose of influencing official decisions. Our efforts to comply with the FCPA, or other applicable anti-corruption laws and regulations, may cause us to limit our international business activities, or result in reducing or impeding our sales growth in numerous foreign countries. Further, our internal control policies and procedures, or those of our vendors, may not adequately protect us from reckless or criminal acts committed or alleged to have been committed by our employees, agents, or vendors. Any such violations could lead to civil or criminal monetary and non-monetary penalties and/or could damage our reputation.

Privacy Compliance.

Changing privacy laws in the United States (where, among others, the California Consumer Privacy Act became effective in 2020 and its successor, the California Privacy Rights Act, which will be effective January 1, 2023), Europe (where the General Data Protection Regulation became effective in 2018), and elsewhere have created new individual privacy rights, imposed increased obligations on companies handling personal data, and increased potential exposure to fines and penalties.

Compliance with laws, regulations, and other requirements, including those discussed above, is costly and time consuming, and our failure to comply could cause us to incur fines and penalties, lead to restrictions on our ability to manufacture and sell our products and services, or impact our ability to import or export the products that we sell. In addition, these laws, regulations, and other requirements may change or be applied or interpreted in ways that will require us to modify our products, subject us to enforcement risk, expose us to reputational harm, or impose on, or require us to incur, additional costs, including substantial compliance costs, which may materially and adversely affect our business, operating results, and financial condition.

We face risks associated with international activities.

Our foreign sales and purchases of certain components expose us to various economic, political, and other risks, including the following:

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

Any one or more of these risks could materially and adversely affect our business, operating results, and financial condition.

We are exposed to protectionist trade restrictions, including tariffs and potential trade laws.

The federal government has, at times, put in place tariffs and other trade restrictions with respect to other countries, including limiting trade and imposing tariffs on imports from foreign countries. In addition, other countries have, at times, threatened or put in place retaliatory tariffs of their own.

We are currently subject to tariffs on certain of our products. Protectionist trade restrictions, such as changes in tariff structures, export or import compliance laws, or other trade policies in the United States or foreign countries could reduce our ability to sell our products in foreign markets, the ability of foreign customers to purchase our products, and our ability to import products, components, and raw materials from foreign suppliers. Tariffs that result in increased costs or adversely impact the availability of imported products, components, or raw materials used in the production of our products could materially and adversely impact our business, operating results, and financial condition. In particular, increased input costs may require us to increase the prices of our products, which may result in lower demand for our products or lower gross margins on such products if we are unable to increase the price of such products to our customers. In addition, the imposition of tariffs on products that we export to international markets could make those products more expensive compared to those of our competitors if we pass the additional costs on to our customers, which may also adversely impact our business.

Rising inflation may adversely affect us by increasing costs of materials, labor, and other costs beyond what we can recover through price increases.

Inflation can adversely affect us by increasing the costs of materials, labor, and other costs required to operate and grow our business. Many of the markets in which we sell our products, including our primary market in the United States, are experiencing high levels of inflation, which may depress consumer demand for our products and reduce our profitability if we are unable to raise prices enough to keep up with increases in our costs. Inflationary pressures have resulted in increases in the cost of certain of the components, parts, raw materials, and other supplies necessary for the production of our products, and such increases may continue to impact us in the future. Because we typically purchase these supplies based on short-term commitments from our suppliers, we are exposed to risks associated with significant levels of cost inflation. If we are unable to increase our prices to offset the effects of inflation, our business, operating results, and financial condition could be materially and adversely affected.

Our business has been, and will continue to be, impacted by the coronavirus, or COVID-19.

The impact of COVID-19 continues to evolve. The virus was declared a pandemic by the World Health Organization in 2020. The impact of this pandemic has been, and will likely continue to be, extensive in many aspects of society, which has resulted in, and could continue to result in, significant disruptions to the global economy, as well as businesses and capital markets around the world. The facilities of certain of our contract manufacturers and other suppliers are subject to the same and additional risks, especially since some of them are located in Europe and India, where the pandemic remains a significant concern. COVID-19 has impacted our operations and financial performance to varying degrees and the extent of its effect on our operational and financial performance in future periods will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration, scope, and severity of the pandemic (including due to new variants, such as Omicron), the actions taken to contain or mitigate its impact (including the distribution and effectiveness of vaccines), and the direct and indirect economic effects of the pandemic and related containment measures and government responses, among others. For example, we have incurred additional costs to address the pandemic, including costs associated with paid leave and additional cleaning, disinfectants, and sanitation materials for our employees and at our facilities, and have experienced challenges staffing our operations at times primarily as a result of the impact of certain government programs, including the COVID-19 Temporary Emergency Paid Sick Leave Program in Massachusetts. A reduction or interruption in any of our manufacturing processes could adversely impact us. Our business has been, and will continue to be, impacted by COVID-19, and these impacts may materially and adversely affect our business, operating results, and financial condition.

Risks Relating to Manufacturing, the Relocation, Raw Materials and Component Supply, Product Development and Performance, Customer Demand, and Brand Recognition

We must continue to introduce new products that are successful in the marketplace.

Our success depends on our ability to continue to conceive, design, produce or source, and market in a timely manner a continuing stream of innovative new products that appeal to consumers, achieve market acceptance, and drive customer satisfaction and loyalty. The development of new products is a lengthy and costly process. Any new products that we develop and introduce to the marketplace may be unsuccessful in achieving customer or market acceptance or may achieve success that does not meet our expectations for a variety of reasons, including delays in introduction, unfavorable cost comparisons with alternative products, unfavorable customer or consumer acceptance, and unfavorable performance. Our business, operating results, and financial condition could be materially and adversely affected if we fail to introduce new products that consumers want to buy or we incur significant expenses related to proposed new products that prove to be unsuccessful for any reason.

We are subject to risks associated with the relocation of our principal offices.

On September 30, 2021, we announced our plan to relocate our headquarters and significant elements of our operations to Maryville, Tennessee in 2023, or the Relocation. In connection with the Relocation, we will build a new facility in Tennessee and our corporate headquarters, some of our Springfield, Massachusetts manufacturing operations, a portion of our Deep River, Connecticut plastic injection molding operations, and our Columbia, Missouri distribution operations will be relocated to Tennessee. There are a number of significant risks associated with the Relocation, including the following:

•
we may not complete the Relocation during the expected timeframe or within our anticipated budget;
•
we may not have adequate cash resources, borrowing capacity, or other forms of available consideration at favorable terms that would enable us to pay for the Relocation;
•
a portion of our cash flows from operations will be dedicated to funding the Relocation and will not be available for other purposes;
•
we may not meet the spending, headcount, and wage commitments that we are required to meet in order to receive certain governmental incentives associated with the Relocation;
•
we may experience changes in federal, state, and local laws and regulations that prevent or delay the Relocation from proceeding or increase the cost of the Relocation;
•
we may incur capital expenditures for the Relocation in excess of our expected capital expenditures; and
•
we may not effectively transition our workforce as part of the Relocation, in which case we could experience business disruption as a result of a loss of historical knowledge and a lack of business continuity. We have experienced, and expect to continue to experience, increased turnover and challenges in recruiting additional employees and retaining existing employees. In particular, we may be unable to recruit employees with the requisite skills to work at our future Tennessee facility, and we may struggle to recruit and retain employees to work in our existing facilities that are being impacted by the Relocation, namely, our facilities in Massachusetts, Missouri, and Connecticut.

Any one or more of these risks could cause us to fail to realize the expected benefits of the Relocation. In addition, we anticipate that the Relocation will require a substantial commitment of our management’s time and attention, which may materially and adversely affect our day-to-day business activities.

Our operating facilities are critical to our success, and we may incur business disruptions.

We operate in only four facilities and our success depends on our ability to efficiently operate each facility.

We currently produce most of our products at our Springfield, Massachusetts facility. This facility also currently houses our principal research, development, engineering, design, sales, marketing, finance, and management functions. We frequently make certain changes in our manufacturing operations to modernize the facility and associated equipment and systems as a result of the age of the facility and the continued need to introduce certain efficiencies in manufacturing and other processes in order to produce our anticipated volume of products in a more efficient and cost-effective manner. We anticipate that we will continue to incur significant capital and other expenditures with respect to the facility, but we may not be successful in continuing to improve efficiencies. A disruption of the operation of this facility would adversely affect our ability to produce many of our products and to provide service to our customers.

Substantially all of our products are currently distributed from our distribution center in Columbia, Missouri. This facility includes computer controlled and automated equipment, which are complex and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, electronic or power interruptions, and other system failures. Our ability to successfully operate the facility depends on numerous factors, including the proper design of the facility, the ability to employ an adequate number of skilled workers to operate the facility, the design and operation of computer controlled and automated systems, the design of software systems to operate the facility, and the integration of the facility into our ERP system. Difficulties or delays in performing any of these critical tasks could negatively impact our operating results, and a disruption of the operation of this facility would adversely affect our ability to distribute our products to our customers.

We also depend on our Houlton, Maine facility, which is used primarily as a machining facility for our firearms, as well as the manufacturing of all of our handcuffs and restraints, and our Deep River, Connecticut facility, which is used primarily for custom plastic injection molding services, rapid prototyping, and tooling. A disruption in the activities of these facilities could adversely affect our firearm manufacturing operations.

The operations at our facilities may be interrupted or impaired by various operating risks, including, but not limited to, risks associated with the following:

•
catastrophic events, such as fires, floods, earthquakes, explosions, natural disasters, severe weather, including hurricanes, tornados and droughts, and pandemics, including COVID-19, or other similar occurrences;
•
interruptions in the delivery of raw materials or other manufacturing inputs;
•
adverse government regulations;
•
equipment breakdowns or failures;
•
prolonged power failures;
•
unscheduled maintenance outages;
•
telecommunication and information system disruptions or failures due to any number of causes, including cyber-attacks;
•
violations of our permit or licensing requirements or revocation of permits or licenses;
•
releases of pollutants and hazardous substances;
•
disruptions in transportation infrastructure, including roads, bridges, railroad tracks, and tunnels;
•
human errors;
•
criminal acts;
•
shortages of equipment and spare parts; and
•
labor shortages and disputes.

Business disruptions may impair our production and distribution capabilities and materially and adversely affect our business, operating results, and financial condition. The casualty and business interruption insurance that we maintain may not be adequate to protect us from the types and amounts of losses we may incur or from the adverse effects that may be caused by disruptions in our operations, such as the long-term loss of customers or an erosion of our brand image.

We rely on our supply chain for our production and any interruptions in these arrangements could disrupt our ability to fill our customers’ orders.

We utilize contract manufacturers for a portion of our production requirements, particularly during periods of very high customer demand, in order to increase our manufacturing capacity and reduce our capital expenditures for facilities that may not always operate at peak capacity. Qualifying new contract manufacturers is time consuming and may result in unforeseen disruptions in our manufacturing and operations. The loss of our relationships with our contract manufacturers or their inability to conduct their services for us as anticipated in terms of capacity, cost, quality, and timeliness could adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements. If this were to occur, the resulting decline in net sales could harm our business.

The ability of our suppliers to effectively satisfy our production requirements could be impacted by their financial difficulty or various operating risks, including catastrophic events, pandemics such as COVID-19, terrorist attacks, and natural disasters, interruptions in the delivery of raw materials or other manufacturing supplies, adverse government regulations, or equipment breakdowns or failures. The failure of any supplier to perform to our expectations could result in supply shortages or delays for certain products and product components and harm our business. If we experience significantly increased demand for our products, or if we need to replace an existing supplier, we may be unable to supplement or replace our production capacity on a timely basis or on terms that are acceptable to us, which may increase our costs, reduce our profitability, and harm our ability to deliver our products on time. For certain of our products, it may take a significant amount of time to identify and qualify a supplier that has the capability and resources to meet our product specifications in sufficient volume and satisfy our service and quality control standards. A number of factors related to our suppliers are beyond our control, including political and economic instability in the countries in which they operate, their financial and managerial instability, their failure to meet our standards or production deadlines, their lack of adequate quality control, problems they encounter with production capacity, their labor problems, the availability of raw materials, product quality issues, currency exchange rates, transport availability and cost, inflation, and other factors. Although we have insurance to cover potential loss from most of our suppliers for these events, we could experience losses in excess of our insured limits and any claims for various losses could be denied. In addition, failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could have a material adverse effect on us, as well as require additional resources to restore our supply chain.

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

We have occasionally received, and may receive in the future, product deliveries from suppliers that fail to conform to our quality control standards. In such circumstances, our inability to utilize those products in production could have a negative effect on our net sales and increase our administrative and shipping costs if we are unable to obtain replacement products in a timely manner.

We may be unable to forecast demand for our products accurately.

We often schedule internal production and place orders for product components and raw materials with third-party suppliers before receiving firm orders from our customers. Demand for our products can vary significantly from period to period. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include the following:

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
•
general market conditions, economic conditions, and consumer confidence levels, which could reduce demand for discretionary items, such as our products; and
•
the domestic political environment, including debates over the regulation of various consumer products related to our industry.

Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have a material adverse effect on our business, operating results, and financial condition. If we underestimate demand for our products, we and our third-party suppliers may not be able to produce products to meet customer demand, and this could result in delays in the shipment of products and lost net sales, as well as damage to our reputation and customer relationships. Our business, operating results, and financial condition could be materially and adversely impacted if we are unable to forecast demand for our products accurately.

We may fail to align our capacity with demand for our products.

From time to time, we have been capacity constrained and have been unable to satisfy on a timely basis the demand for some of our products. Recently, we believe that we have improved our manufacturing productivity by adding capacity, increasing daily production quantities, increasing operational availability of equipment, reducing machinery down time, extending machinery useful life, and increasing manufacturing efficiency. Future significant increases in demand for our products, if any, may require us to further expand our manufacturing capacity, particularly through the purchase of additional manufacturing equipment and the addition of manufacturing space, and we may not be able to increase our capacity in time to satisfy these increases. Capacity constraints may prevent us from satisfying customer orders and result in a loss of market share to competitors that are not capacity constrained. At other times, we may suffer excess capacity and increased overhead costs, particularly if we increase our capacity to meet actual or anticipated demand, which decreases or does not materialize. Our business, operating results, and financial condition could be materially and adversely impacted if we fail to align our capacity with demand for our products.

Shortages of and price increases for components, parts, raw materials, and other supplies may delay or reduce our sales and increase our costs.

Although we manufacture most of the components for our firearms, we purchase certain components and parts from third parties, including bolt carriers, rifle receivers, magazines, slides, small parts, barrels, and rifle stocks. We also purchase ammunition for product testing. Most of the major suppliers for our products are U.S.-based and provide materials, components, and parts, such as raw steel, polymer components, and metal-injected-molded components. We have become increasingly dependent on a small number of key vendors that supply components and parts for our firearms as a result of our decision to increase our manufacturing flexibility by using third parties that can supplement our internal capacity to better react to changes in market conditions. We also use numerous raw materials, including steel, wood, lead, brass, and plastics, that we purchase from third-party suppliers to produce and test our products. The price of these raw materials may fluctuate substantially, depending on a variety of factors, including demand, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation, environmental protection, and other unpredictable factors. Any and all of these factors may be exacerbated by global climate change. Inflationary pressures have resulted in increases in the cost of certain of the components, parts, raw materials, and other supplies necessary for the production of our products, and such increases may continue to impact us in the future. In addition, uncertainties related to governmental fiscal policies, including increased duties, tariffs, or other trade restrictions, could result in an increase in the price of components, parts, raw materials, and other supplies we purchase from third-party suppliers. In an inflationary environment, we may be unable to raise the price of our products sufficiently to keep up with the rate of inflation, which would reduce our profitability and cash flows.

Our inability to obtain sufficient quantities of components, parts, raw materials, and other supplies from independent sources necessary for the production of our products could result in reduced or delayed sales or lost orders. Any delay in or loss of sales could materially and adversely impact our operating results. Many of the components, parts, raw materials, and other supplies used in the production of our products are available only from a limited number of suppliers. In most cases, we do not have long-term supply contracts with these suppliers. As a result, we could be subject to increased costs, supply interruptions, and difficulties in obtaining materials and finished products. Our suppliers also may encounter difficulties or increased costs in obtaining the materials necessary to produce the components and parts that we use in our products. The time lost in seeking and acquiring new sources of supply or our inability to locate alternative sources of supply of comparable quality at an acceptable price, or at all, could negatively impact our net sales and profitability.

Our business is highly dependent upon our brand recognition and reputation.

We believe that maintaining a high level of brand recognition and a strong reputation are critical to our success, particularly with respect to retaining existing customers and attracting new customers.

We anticipate that our advertising, marketing, public relations, and promotional efforts will increase in the foreseeable future as we continue to seek to enhance our brand recognition and the consumer demand for our products. Historically, we have relied on print and electronic media advertising to increase consumer awareness of our brands to increase purchasing intent and conversation. We expect that we will increasingly rely on other forms of media advertising, including social media and digital marketing. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising, marketing, public relations, and promotional programs. These brand promotion activities may not be effective, and their efficacy will depend on a number of factors, including our ability to do the following:

•
determine the appropriate creative message and media mix and markets for advertising, marketing, and promotional expenditures;
•
select the appropriate markets, media, and specific media vehicles in which to advertise;
•
identify the most effective and efficient level of spending in each market, media, and specific media vehicle; and
•
effectively manage marketing costs, including creative and media expenses, in order to maintain acceptable customer acquisition costs.

Increases in the pricing of one or more of our marketing and advertising channels could increase our marketing and advertising expenses or cause us to choose less expensive, but possibly less effective, marketing and advertising channels. If we implement new marketing and advertising strategies, we may incur significantly higher costs than our current costs, which in turn could materially and adversely affect our operating results. Implementing new marketing and advertising strategies also could increase the risk of devoting significant capital and other resources to endeavors that do not prove to be cost effective. We also may incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenue associated with such expenses, and our marketing and advertising expenditures may not generate sufficient levels of brand awareness and conversation or result in increased net sales. Even if our marketing and advertising expenses result in increased net sales, the increase might not offset our related expenditures. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace or supplement existing marketing and advertising channels with similarly or more effective channels, our marketing and advertising expenses could increase substantially, our customer base could be adversely affected, and our business, operating results, financial condition, and reputation could suffer.

Consumers are increasingly using online platforms to learn about firearms and we face pressure to reach our customers through social media platforms. We plan to continue to expand our brand recognition and product loyalty through social media and our websites, with generation of original content. These efforts are intended to yield greater traffic to our websites and increase our consumer demand. We are subject to de-platforming, whereby our ability to share information on social platforms or websites could be blocked, limiting our ability to reach our customers. In addition, we may determine that certain of our products and brands benefit from endorsements and support from particular sporting enthusiasts, athletes, or other celebrities, and those products and brands may become personally associated with those individuals. As a result, sales of the endorsed products could be adversely affected if any of those individuals’ images, reputations, or popularity were to be negatively impacted. Also, in 2021, we were one of a number of companies that received a notice from the FTC concerning deceptive or unfair conduct around endorsements and testimonials, which recommended that we take any steps necessary to ensure that our practices do not violate the law. Our internal policies and procedures may not adequately protect us from inappropriate acts committed or alleged to have been committed by our employees or social media partners, in which case we could be exposed to penalties and other sanctions by the FTC or other regulatory bodies.

Poor product quality or performance, or defects in our products, could harm us.

We believe that the value of our brand depends, in part, on the value consumers place on the quality of our products. Poor product quality or performance could adversely impact the value of our brand and materially and adversely impact our business, operating results, and financial condition. In particular, we have experienced manufacturing and design issues with respect to certain of our firearms and have initiated product recalls and safety alerts in the past, and may experience similar issues in the future, which may result in the initiation of product recalls and safety alerts in the future. For example, in October 2021, we issued a safety recall notice for certain of our new M&P 12 shotguns that were manufactured prior to October 15, 2021 and, in January 2022, a purported class action matter was filed against us in Illinois related to the recall. Based on the volume of products we have shipped into the market, any future recalls, safety alerts, or product liability claims could result in us incurring significant warranty, support, and repair costs. Such incidents could harm our reputation, damage the value of our brands, and cause us to lose business, all of which could materially and adversely affect our business, operating results, and financial condition. We generally provide a limited one-year warranty and a lifetime service policy to the original purchaser of our new firearm products.

We face intense competition.

We operate in highly competitive consumer markets. Our competitors include major domestic and international companies. Competitive conditions could result in pricing pressures, lower sales, reduced profitability, and lower market share. Some of our competitors may have greater financial, technical, marketing, distribution, and other resources and, in certain cases, may have lower cost structures than we have that may afford them competitive advantages. As a result, they may be able to devote greater resources to the promotion and sale of products, negotiate lower prices on raw materials and components, deliver competitive products at lower prices, and introduce new products and respond to customer requirements more effectively and quickly than we can.

Competition is primarily based on innovation, quality, reliability, durability, price, performance, consumer brand awareness, and customer service and support. Our inability to compete in one or more of these areas could materially and adversely impact our business, operating results, and financial condition.

We may be unsuccessful in making and integrating mergers, acquisitions, and investments, and completing divestitures.

We may seek to acquire, invest in, or sell companies, assets, or businesses, or enter into joint ventures with third parties. We may not be able to identify suitable targets or purchasers or successfully complete suitable transactions in the future, and completed transactions may not be successful. These transactions create risks, including the following:

•
disrupting our ongoing business, including distracting management from our existing businesses;
•
integrating acquired businesses and personnel into our business, including integrating information technology systems and operations across different cultures and languages, and addressing the economic, political, and regulatory risks associated with specific countries;
•
working with partners or other ownership structures with shared decision-making authority;
•
obtaining and verifying relevant information regarding a business prior to the consummation of the transaction, including the identification and assessment of liabilities, claims, or other circumstances that could result in litigation or regulatory risk exposure;
•
obtaining required regulatory approvals and financing on favorable terms;
•
retaining key employees, contractual relationships, and customers;
•
the potential impairment of assets;
•
the additional operating losses and expenses of businesses we acquire or in which we invest;
•
incurring substantial indebtedness to finance an acquisition or investment;
•
implementing controls, procedures, and policies at companies we acquire; and

•
the dilution of interests of holders of our common stock through the issuance of equity securities.

Mergers, acquisitions, investments, and divestitures may not be successful and may materially and adversely affect our business, operating results, and financial condition. Among the benefits we expect from potential, as well as completed, acquisitions and joint ventures are synergies, cost savings, growth opportunities, or access to new markets (or a combination thereof) and, in the case of divestitures, the realization of proceeds from the sale of businesses and assets to purchasers that place higher strategic value on these businesses and assets than we do. In 2021, we announced our intention to dispose of the external customer portion of our plastic injection molding business located in our Deep River, Connecticut facility. We may not identify a suitable purchaser of the business or realize sale proceeds that meet our expectations even if we are able to complete a sale transaction.

We may have difficulty collecting amounts owed to us.

Certain of our customers have experienced, and may in the future experience, credit-related issues. We perform ongoing credit evaluations of customers, but these evaluations may not be completely effective. We generally grant payment terms to most customers ranging from 20 to 60 days and do not generally require collateral. Should more customers than we anticipate experience liquidity issues, or if payment is not received on a timely basis, we may have difficulty collecting amounts owed to us by such customers and our business, operating results, and financial condition could be materially and adversely impacted.

For the year ended April 30, 2022, sales to one of our customers exceeded 10% of our net sales and two of our customers accounted for approximately 36.8% of our accounts receivable. For the fiscal year ended April 30, 2021, four of our customers exceeded 10% of our net sales and accounted for approximately 28.4% of our accounts receivable. For the fiscal year ended April 30, 2020, four of our customers exceeded 10% of our net sales and accounted for approximately 42.2% our accounts receivable.

Liability insurance coverage is expensive and may be difficult to obtain at commercially reasonable rates, or at all.

Our insurance policies are subject to periodic review by our insurers and may not be renewed at all or on similar or favorable terms. Because we manufacture and sell firearms, a number of insurance carriers have decided in the past, and may decide in the future, not to insure us. For example, in recent years, certain insurance carriers chose either to cancel our insurance coverage or not to submit proposals to insure us in areas such as auto, general liability, and products liability insurance, among others. In addition, if we or other firearm manufacturers sustain significant losses or make significant insurance claims, our ability to obtain future insurance coverage at commercially reasonable rates could be materially and adversely affected. For example, our ability to obtain liability insurance on commercially reasonable terms may be adversely impacted by the $73 million settlement that was announced in February 2022 between insurance carriers representing Remington Outdoor Company and plaintiffs in the Soto v. Bushmaster Firearms International, LLC case. Our liability insurance costs were $8.3 million, $5.9 million, and $3.9 million in fiscal 2022, 2021, and 2020, respectively.

An inability to obtain liability insurance, significant increases in the cost of insurance we obtain, or losses in excess of our liability insurance coverage, could have a material adverse effect on our business, operating results, and financial condition. In fiscal 2020, we established a wholly owned captive insurance company to help mitigate these risks, but our funding of the insurance company may not adequately cover the cost of claims against us, if any.

Risks Related to Legal Proceedings, Product Recalls, and Other Product Liabilities

We are subject to lawsuits and governmental investigations and inquiries.

We are vigorously defending ourselves in a number of lawsuits. As a result of these or future lawsuits, we may have to pay significant damages or amounts in settlement above insurance coverage. An unfavorable outcome or prolonged litigation could materially and adversely impact our business, operating results, and financial condition. Defending litigation of this nature is also expensive and time consuming and may divert the time and attention of our management.

Our products expose us to potential product liability, warranty liability, and personal injury claims, as well as litigation relating to the use or misuse of our products. These include allegations of defects in manufacturing and design, failure to warn of inherent dangers in the product itself or activities associated with the product, product performance issues, and negligence and strict liability. In addition, we could be subject to future litigation arising out of the criminal misuse of our firearms. If successful, such claims could have a material adverse effect on our business, operating results, and financial condition. Although we maintain product liability insurance in amounts that we believe are reasonable, we may not be able to maintain such insurance on acceptable terms, if at all, and product liability claims may exceed the amount of insurance coverage available to us. Because we manufacture and sell firearms, insurance carriers may decide not to insure our products or our company in the future. In addition, our reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about our products. Due to the nature of our products, we anticipate that we will continue to be involved in litigation, including product liability cases and claims in the future.

We have been and may continue to be subject to governmental investigations and inquiries. Such investigations and inquiries could subject us to various sanctions, including significant civil and criminal penalties, the indictment of our company or various of our officers and employees, our being prevented from bidding on domestic military and government contracts, restriction by the U.S. Government, including by the U.S. Department of State or U.S. Department of Commerce on exporting our products, private civil litigation arising out of the outcome of the investigations or inquiries, the diversion of time and attention of our management from normal business operations, and a negative impact on the perception of our company by investors, customers, and others. For example, in 2020 the office of the attorney general of New Jersey issued a subpoena to us requesting certain business records as part of an investigation into potential violations of the New Jersey Consumer Fraud Act. In addition, in April 2022, certain gun control groups submitted a petition to the FTC suggesting that the FTC investigate and regulate our industry’s alleged unfair and deceptive advertising. Responding to inquiries and investigations, including through litigation, is time consuming and costly, may disrupt our ongoing business and distract management from operating our business, and may expose us to litigation, including claims raised by private plaintiffs.

Our business involves the potential for product recalls and product liability and other claims against us.

As a distributor of non-firearm consumer products, such as handcuffs, we are subject to the U.S. Consumer Products Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act of 2008, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous, and similar laws under foreign jurisdictions. Under certain circumstances, the Consumer Products Safety Commission or comparable foreign agency could require us to repurchase or recall one or more of our products. Additionally, other laws and agencies regulate certain consumer products sold by us and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products could be costly and damage our reputation. If we were required to remove, or we voluntarily remove, our products from the market, our reputation could be tarnished, and we might have large quantities of finished products that we could not sell. We also face exposure to product liability claims in the event that one of our products is alleged to have resulted in property damage, bodily injury, or other adverse effects. In addition to the risk of substantial monetary judgments, fines, or penalties that may result from any governmental investigations, product liability claims, or regulatory actions, such events could result in negative publicity that could harm our reputation, adversely impact the value of our brands, and result in an increase in the cost of producing our products. Similar to product liability claims, we face exposure to class action lawsuits related to the performance, safety, or advertising of our products. Such class action lawsuits could result in substantial monetary judgments, injunctions related to the sale of products, and potentially harm our reputation.

In fiscal 2020, we formed a wholly owned captive insurance company, which provides product liability insurance to us and our subsidiaries. The product liability insurance that we carry is, in most cases, subject to large self-insured retentions for which we are responsible, and we may not be able to maintain such insurance on acceptable terms, if at all. Further, product liability claims may exceed the amount of insurance coverage. As a result, product recalls or product liability claims could have a material adverse effect on our business, operating results, and financial condition. In addition, we face other types of litigation arising out of alleged defects in our products or otherwise, such as class action lawsuits. We do not maintain insurance that will cover us in connection with two purported class action matters that were filed against us in 2022. Further, we do not maintain insurance against many types of claims involving alleged defects in our products that do not involve personal injury or property damage.

Our product liability insurance program is an occurrence-based program based on our current and historical claims experience and the availability and cost of insurance. Our future product liability experience may not be consistent with our past experience and future claims and awards may substantially impact the costs of our insurance programs in the future.

We produce or source and sell products that create exposure to potential product liability, warranty liability, and personal injury claims and litigation.

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

Risks Relating to Intellectual Property, Information Systems, and Cybersecurity

We may be unable to protect our intellectual property or obtain the right to use intellectual property from third parties.

Our success depends, in part, on our ability to protect our intellectual property. We rely on a combination of patents, copyrights, trade secrets, trademarks, trade dress, customer records, monitoring, brand protection services, confidentiality agreements, and other contractual provisions to protect our intellectual property, but these measures may provide only limited protection. Our failure to enforce and protect our intellectual property rights or obtain the right to use necessary intellectual property from third parties may lead to our loss of trademark and service mark rights, brand loyalty, and notoriety among our customers and prospective customers. The scope of any intellectual property to which we have or may obtain rights may not prevent others from developing and selling competing products. In addition, our intellectual property may be held invalid upon challenge, or others may claim rights in, or ownership of, our intellectual property. Moreover, we may become subject to litigation with parties that claim, among other things, that we infringed their patents or other intellectual property rights. The defense and prosecution of patent and other intellectual property claims are costly and time-consuming and could materially and adversely affect our business, operating results, and financial condition.

Patents may not be issued for the patent applications that we have filed or may file in the future. Our issued patents may be challenged, invalidated, or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage. We have registered certain of our trademarks and trade dress in the United States and other countries. We have also recorded certain of our registered trademarks with customs officials in the United States and other countries. We may be unable to enforce existing, or obtain new, registrations of principle or other trademarks in key markets. Our failure to obtain or enforce such registrations could compromise our ability to protect fully our trademarks and brands and could increase the risk of challenges from third parties to our use of our trademarks and brands.

In addition to intellectual property that we own, some of our products and services may use or include intellectual property owned by third parties. As a result, it may be necessary in the future to seek or renew licenses relating to various aspects of our products, processes, and services. We may be unable to obtain or renew such licenses in the future on reasonable terms or at all. In the past, we did not consistently require our employees and consultants to enter into confidentiality agreements, employment agreements, or proprietary information and invention agreements. Therefore, our former employees and consultants may try to claim some ownership interest in our intellectual property and may use our intellectual property competitively and without appropriate limitations. In addition, our acquired businesses may not have consistently required their employees and consultants to enter into confidentiality agreements, employment agreements, or proprietary information and invention agreements. Claims by such individuals may affect our business, operating results, and financial condition.

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

Should any of our competitors file patent applications or obtain patents that claim inventions also claimed by us, we may choose to participate in an interference proceeding to determine the right to a patent for these inventions because our business would be harmed if we fail to enforce and protect our intellectual property rights. Even if the outcome is favorable, this proceeding could be costly and disrupt our business.

We may file lawsuits to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. This litigation, whether successful or unsuccessful, could be costly and divert valuable resources, which could materially and adversely impact our business, financial condition, and results of operation.

Interruptions in the proper functioning of our information systems or other issues with our ERP systems could disrupt our operations.

We rely on our information systems to manage our business, data, communications, supply chain, ordering, pricing, billing, inventory replenishment, accounting functions, and other processes. Our systems are subject to damage or interruption from various sources, including computer and telecommunications failures, computer viruses, cyber security breaches, attacks by hackers and other breaches, introduction of malware or ransomware, phishing attacks, denial of service attacks, blocking of authorized service attacks, vandalism, severe weather conditions, power outages, catastrophic events, terrorism, and human error, and our disaster recovery planning cannot account for all eventualities. If our systems are damaged, fail to function properly, or otherwise become compromised or unavailable, we may incur substantial costs to repair or replace them, and we may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could materially and adversely affect our business, operating results, and financial condition.

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

We operate our business utilizing SAP, which is a fully integrated ERP system. We continue to implement various modules and additional usages of SAP, including in connection with the Relocation. Any new implementations or usages of SAP, including those related to the Relocation, could result in a significant disruption to our business, and any disruption could materially and adversely impact our business, operating results, and financial condition. In addition, utilizing SAP has required and will continue to require significant resources and refinement to fully realize the expected benefits of the system.

We are subject to cyber-security risks, including risks related to customer, employee, vendor, and other company data.

We use information technologies to securely manage operations and various business functions. We rely on various technologies, some of which are managed by third parties, to process, transmit, and store electronic information. In addition, we facilitate a variety of business processes and activities, including reporting on our business and interacting with customers, vendors, and employees. We also collect and store data, including proprietary business information, and may have access to confidential or personal information that is subject to privacy and security laws, regulations, and customer-imposed controls. Our systems are subject to recurring attempts by third parties to access information, manipulate data, or disrupt our operations. Despite our security design and controls and those of our third-party providers, we have in the past experienced, and may in the future become subject to, system damage, disruptions, or shutdowns due to any number of causes, including cyber-attacks, data breaches, employee error or malfeasance, power outages, telecommunication or utility failures, systems failures, service provider failures, natural disasters, or other catastrophic events.

The cyber-security-related vulnerabilities that we face may also remain undetected for an extended period of time. We maintain contingency plans and processes to prevent or mitigate the impact of these events; however, these events could result in operational disruptions or the misappropriation of sensitive data and, depending on their nature and scope, could lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes, operational disruptions, and exposure to liability. Such disruptions or misappropriations and the resulting repercussions, including reputational damage and legal claims or proceedings, may materially and adversely affect our business, operating results, and financial condition.

Risks Relating to Certain Business Matters and Securities Markets

Our operating results may involve significant fluctuations.

Various factors contribute to significant periodic and seasonal fluctuations in our operating results. These factors may include the following:

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
transportation disruptions;
•
changes in cost and availability of labor and finished products, product components, and raw materials;

•
ability to manage inventory and inventory obsolescence;
•
pricing and other competitive pressures;
•
the effects of climate change;
•
changes or anticipated changes in economic, political, social, legislative, regulatory, inflationary, and health factors;
•
a material change in federal or state income tax regulations;
•
the outcome of any litigation;
•
adverse publicity surrounding our products, the safety of our products, or the use of our products;
•
changes in amount and or timing of our operating expenses; and
•
changes in laws and regulations that may affect the marketability of our products.

As a result of these and other factors, we believe that period-to-period comparisons of our operating results may not be meaningful in the short term and our performance in a particular period may not be indicative of our performance in any future period.

For example, we experienced historic levels of demand for our products in parts of fiscal 2020, fiscal 2021, and fiscal 2022 as a result of the impact of COVID-19 and the social unrest experienced in the United States during the summer of 2020, which positively impacted our operating results. As overall market demand has returned to more normalized levels, year-over-year comparisons of our operating results have become, and may continue to become, more challenging and may not be meaningful in the short term.

The market price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.

The market price of our common stock has fluctuated widely in the past and may fluctuate widely in the future. For example, the trading price of our common stock closed at $35.40 per share on July 1, 2021 and closed at $13.73 on April 30, 2022. Many factors could affect the market price of our common stock, including the following:

•
variations in our operating results;
•
the relatively small public float of our common stock;
•
introductions of new products and services by us or our competitors;
•
the performance of our customers;
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

In addition, market demand for small-capitalization stocks like ours, and price and volume fluctuations in the stock market unrelated to our performance, could result in significant fluctuations in the market price of our common stock. The performance of our common stock could adversely affect our ability to raise equity in the public markets and adversely affect the growth of our business.

Actions of social activists could cause us to incur substantial costs and divert management’s attention and our resources.

We have been, and may be in the future, subject to informal private or public inquiries and formal proxy proposals by activists urging us to take certain corporate actions, many of which we believe may not be aligned with our best interests. These activities may adversely affect our business in a number of ways, since responding to inquiries or proposals can be costly, time consuming, and disruptive to our operations and could meaningfully divert the attention of our resources, including those of our management team and our employees. For example, in response to these activities, we may be required to engage third-party service professionals, including legal, financial, and communications advisors, to advise us, which could be costly. In addition, certain stockholder inquiries and proposals could create perceived uncertainties or concerns as to our future operating environment, legislative environment, strategy direction, or leadership, and could (i) result in the loss of potential business opportunities; (ii) harm our ability to attract or retain investors, customers, and employees; (iii) harm or disrupt our business and financial relationships; (iv) result in consumer boycotts of our products; and (iv) cause the trading price of our common stock to experience periods of decline, volatility, or stagnation. For example, activists have pressured and may continue to pressure our financial institutions, insurance carriers, customers, vendors, or other businesses and institutions with whom we maintain relationships to cease doing business with us or adopt actions that are not in our best interests, inconsistent with the legal operation of our business, or contrary to the beliefs of our core consumers. In addition, our reputation could be damaged if our core consumers believe that we have adopted the gun control agenda of certain activists. Finally, the actions of social activists may strengthen our competitors, particularly those that are privately held and not subject to these types of gun-control-focused stockholder activism. The actions of social activists could materially and adversely impact our business, operating results, and financial condition.

Our ability to operate our business efficiently may be adversely impacted if service providers refuse to work with us.

In recent years, gun control activists have sought to engineer boycotts of firearm products by service providers to our industry. Certain service providers have announced plans to discriminate against companies involved with the firearm industry. For example, some financial institutions and insurance companies no longer provide certain services to firearm manufacturers. Gun control groups have also targeted credit card companies and trucking and logistics companies, among others. In May 2022, a group of U.S. Senators delivered an information request to a number of trucking and logistics companies seeking information about firearm shipment data. Further, in recent years, certain law firms have announced that they will no longer provide services to firearm manufacturers, and we have been notified by certain law firms that they will no longer provide legal services to us. If service providers refuse to work with us, we would need to locate alternative service providers, which may adversely impact the delivery of important services to us and increase our costs. Further, we may be unable to locate suitable alternative service providers. The refusal of service providers to work with us could have a material adverse effect on our business, operating results, and financial condition.

We operate in a challenging market for talent and may fail to attract, motivate, train, and retain qualified personnel, including key personnel.

Our success depends on our ability to attract, motivate, train, and retain employees with the skills necessary to understand and adapt to the continuously developing needs of our customers. The increasing demand for qualified personnel makes it more difficult for us to attract and retain employees with requisite skill sets, particularly employees with specialized technical and trade experience. Changing demographics and labor work force trends also may result in a loss of knowledge and skills as workers with more tenure and experience retire. The market for both hourly workers and professional workers was particularly challenging in fiscal 2022. In certain locations where we operate, the demand for labor has exceeded the supply of labor, resulting in higher costs. Despite our focused efforts to attract and retain employees, we experienced higher attrition rates in fiscal 2022, resulting in higher operating costs at some of our facilities in the form of higher levels of overtime pay. We believe that the Relocation was a significant contributing factor to these higher rates of attrition in fiscal 2022, as certain employees, particularly those based in our Springfield, Massachusetts headquarters and Deep River, Connecticut facility, left to work for employers that will allow them to continue working near their homes or to work remotely. We expect that the market for both hourly workers and professional workers will remain challenging at least through fiscal 2023 and that the Relocation will continue to adversely impact our hiring and retention efforts. In addition to challenges associated with a competitive labor market, we may also struggle to identify qualified candidates who are comfortable or enthusiastic to work for a firearm business. If we fail to attract, motivate, train, and retain qualified personnel, or if we experience excessive turnover, we may experience declining sales, manufacturing delays or other operating inefficiencies, increased recruiting, training, and relocation costs, or other difficulties, and our business, financial condition, and results of operations may be materially and adversely impacted.

We rely on key executive and management personnel to manage our business efficiently and effectively. The loss of these employees, particularly during a challenging market for attracting and retaining employees, could materially and adversely affect our business, financial condition, and results of operations.

Nevada law could make it more difficult for a third party to acquire us and discourage a takeover.

We are incorporated in Nevada. Certain provisions of Nevada law and our articles of incorporation and bylaws make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in our stockholders’ interest or might result in a premium over the market price for the shares held by our stockholders.

We identified a material weakness in our internal control over financial reporting in the past and may identify material weaknesses in our internal control over financial reporting in the future that could result in material misstatements in our financial statements.

In fiscal 2020, we identified a material weakness in our control over financial reporting that was remediated in fiscal 2021. A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements might not be prevented or detected on a timely basis. If our remedial measures related to the material weakness that we identified in fiscal 2020 are insufficient to address the material weakness, or if additional material weaknesses in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial statements.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth information regarding our principal operating properties and other significant properties as of April 30, 2022. In general, our operating properties are well maintained, suitably equipped, and in good operating condition.

Location	Facility	Ownership Status
Connecticut
Deep River	Plant	Leased
Maine
Houlton	Plant	Owned
Massachusetts
Springfield	Executive Offices & Plant	Owned
Missouri
Columbia	Office & Warehouse	Leased - We sublease 59% of this facility
Tennessee
Maryville	Office	Leased

Item 3. Legal Proceedings

Information regarding our legal proceedings is discussed in Note 16 to our consolidated financial statements, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Global Select Market under the symbol “SWBI.” Our common stock was previously traded on the Nasdaq Global Select Market under the symbol “AOBC” from January 1, 2017 to June 1, 2020 and under the symbol “SWHC” from July 20, 2006 to January 1, 2017. The holders of our common stock are entitled to one vote per share on any matter to be voted upon by our stockholders. All shares of common stock rank equally as to voting and all other matters. The shares of common stock have no preemptive or conversion rights, no redemption or sinking fund provisions, are not liable for further call or assessment, and are not entitled to cumulative voting rights.

Holders

On June 21, 2022, there were 866 record holders of our common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividend Policy

SWBI has paid dividends on a quarterly basis since the Separation. Quarterly dividends, when declared, are paid approximately three weeks after earnings are announced. Payment of any cash dividends depends on our financial condition, operating results, and capital requirements as well as other factors deemed relevant by our board of directors. We paid dividends totaling $15.0 and $8.2 million during fiscal 2022 and 2021, respectively.

Securities Authorized for Issuance under Equity Compensation Plans

For equity compensation plan information, refer to Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) in Part III of this Annual Report on Form 10-K.

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended April 30, 2022 for (i) our common stock; (ii) the Russell 2000 Index; (iii) the S&P Composite 1500 Leisure Products Index (S&P 1500 Leisure Products on the graph below, our new peer group); and (iv) a peer group consisting of Sturm, Ruger & Company, Inc., Vista Outdoor, Inc., and National Presto Industries, Inc., (Old Peer Group on the graph below).

For the year ended April 30, 2022, we changed our peer group index from Old Peer Group to S&P 1500 Leisure Products because we believe S&P 1500 Leisure Products represents an index of issuers with similar market capitalization within a broad range of leisure industries, while, at the same time, including two of the three constituent companies from Old Peer Group. Therefore, for the years following fiscal 2022, we will no longer provide a comparison of our stock performance with Old Peer Group. We are utilizing market capitalization and a broad industry peer group index because we do not believe that it is feasible to assemble a peer group based on industry or line of business as there is only one other publicly traded firearm company.

The graph assumes an investment of $100 on April 30, 2017, with dividends reinvested. The performance shown is not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

Among Smith & Wesson Brands, Inc., The Russell 2000 Index,

And Peer Group

* $100 invested on April 30, 2017 in stock or index — including reinvestment of dividends. Fiscal year ending April 30.

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Securities Act.

Repurchases of Common Stock

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the fiscal year ended April 30, 2022 (dollars in thousands, except per share data):

			Total # of Shares	Maximum Dollar
			Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total # of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share (2)	Programs (1)	or Programs
May 1 to May 31, 2021	1,054,550	$18.95	1,054,550	$20,000
June 1 to June 30, 2021	912,870	21.93	912,870	50,000
December 1 to April 30, 2022	2,788,152	17.75	2,788,152	—
Total	4,755,572	$18.91	4,755,572	$—

(1)
On March 2, 2021, our board of directors authorized the repurchase of $100.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until March 1, 2022. Pursuant to this authorization, during fiscal 2021, we purchased 3,380,447 shares of our common stock for $60.0 million, utilizing cash on hand. During fiscal 2022, we completed this stock repurchase program by purchasing 1,967,420 of our common stock for $40.0 million, utilizing cash on hand. On June 15, 2021, our board of directors authorized the repurchase of an additional $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until August 2022. Pursuant to this authorization, during fiscal 2022, we completed this repurchase program by purchasing 2,788,152 shares of our common stock for $50.0 million, utilizing cash on hand.
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

2022 Highlights

Our operating results for fiscal 2022 included the following:

•
Net sales of $864.1 million represented a decrease of $195.1 million, or 18.4%, from our fiscal 2021 net sales. The decrease in net sales was primarily driven by decreased consumer demand following a significant increase in demand in the prior fiscal year.
•
Gross profit decreased 16.6% from the prior fiscal year as a result of lower sales volume. Gross margin increased 0.9% over the prior fiscal year, primarily because of price increases, lower promotional spending, and favorable product mix. These favorable impacts were partially offset by unfavorable fixed-cost absorption due to lower production volume and expenses relating to employee severance and relocation costs associated with the Relocation.
•
Net income was $194.5 million, or $4.08 per diluted share, compared with net income of $243.6 million, or $4.40 per diluted share for the prior fiscal year.
•
During the fiscal year, we purchased 4,755,572 shares of our common stock for $90.0 million, utilizing cash on hand.
•
During the fiscal year, we paid $15.0 million in dividends compared with $8.2 million in fiscal 2021.
•
On September 30, 2021, we announced the Relocation. In connection with the Relocation, we will build a new facility in Maryville, Tennessee. Our corporate headquarters, some of our Springfield, Massachusetts manufacturing operations, a portion of our Deep River, Connecticut plastic injection molding facility, and our Columbia, Missouri distribution operations will be relocated to Maryville, Tennessee. We expect to incur capital expenditures in connection with the construction and equipping of the new facility in an aggregate amount of no less than $120.0 million on or before December 31, 2025. Through April 30, 2022, we had incurred $5.5 million of capital expenditures and $10.2 million of other restructuring charges related to the Relocation.

Key Performance Indicators

We evaluate the performance of our business based upon operating profit, which includes net sales, cost of sales, selling and administrative expenses, and certain components of other income and expense. We also track our return on invested capital, and we use adjusted EBITDAS (earnings before interest, taxes, depreciation, amortization, and stock-based compensation expense, excluding certain non-operational items), which is a non-GAAP financial metric, as a supplemental measure of our performance in order to provide investors with an improved understanding of underlying performance trends. We evaluate the performance of our products using measurements such as gross margin per unit produced, units produced per day, revenue by trade channel, and incoming orders per day.

External Factors that Impact the Firearm Industry

The firearm industry has been subject to many external factors in the past that have significantly increased the volatility of revenue generated for all companies within the industry. These factors include, among others, fears surrounding crime and terrorism; significant news events, such as those related to mass shootings; potential restrictions on the sale or makeup of firearms; actual and potential legislative, judicial, and regulatory actions; economic changes; and changes in the social and political environment, including congressional and presidential elections. See Item IA, Risk Factors, for further discussion of external factors that impact the firearm industry. Although these external factors have created demand surges and volatility in the firearm market, and often make it difficult to predict demand, we believe that those external factors have also likely contributed to a long-term increase in consumer interest in firearms. From 2011 through 2020, this increased consumer interest helped the firearm industry generate a ten-year compound annual growth rate in units of approximately 6.0% according to the ATF. We believe that this expanding base of consumers combined with our strong brand reputation and attractive price points are important factors in our goal to continue increasing our market share. Based on data from calendar 2021, we estimate that we have an approximately 16.0% share of the U.S. consumer market for firearms.

Results of Operations

Net Sales and Gross Profit

The following table sets forth certain information regarding net sales and gross profit for the fiscal years ended April 30, 2022, 2021, and 2020 (dollars in thousands):

	2022	2021	$ Change	% Change	2020
Handguns	$624,219	$755,735	$(131,516)	-17.4%	$390,711
Long Guns	189,467	253,340	(63,873)	-25.2%	101,540
Other Products & Services	50,440	50,120	320	0.6%	37,367
Total net sales	$864,126	$1,059,195	$(195,069)	-18.4%	$529,618
Cost of sales	489,562	610,212	(120,650)	-19.8%	363,929
Gross profit	$374,564	$448,983	$(74,419)	-16.6%	$165,689
% of net sales (gross margin)	43.3%	42.4%			31.3%

The following table sets forth certain information regarding units shipped by trade channel for the fiscal years ended April 30, 2022, 2021, and 2020 (units in thousands):

Total Units Shipped	2022	2021	# Change	% Change	2020
Handguns	1,518	2,079	(561)	-27.0%	1,253
Long Guns	363	524	(161)	-30.7%	295

Sporting Goods Channel Units Shipped	2022	2021	# Change	% Change	2020
Handguns	1,422	1,953	(531)	-27.2%	1,170
Long Guns	342	508	(166)	-32.7%	281

Professional Channel Units Shipped	2022	2021	# Change	% Change	2020
Handguns	96	126	(30)	-23.8%	83
Long Guns	21	16	5	31.3%	14

Fiscal 2022 Net Sales and Gross Profit Compared with Fiscal 2021

Sales of our handguns decreased $131.5 million, or 17.4%, from fiscal 2021, primarily as a result of lower demand for the majority of our products, partially offset by net sales generated from increased shipments of newly introduced products, combined with two price increases. Handgun unit shipments into the sporting goods channel decreased 27.2% from fiscal 2021, while overall consumer demand decreased 25.5%, (as indicated by adjusted background checks for handguns reported to the National Instant Criminal Background Check System, or NICS).

Sales of our long guns decreased $63.9 million, or 25.2%, from fiscal 2021 as a result of decreased shipments of our M&P modern sporting rifles and lower shipments of our hunting rifles, as a result of our discontinuation of that product line, partially offset by increased shipments of newly introduced products in the fiscal year, combined with two price increases. Unit shipments into the sporting goods channel decreased 32.7% from fiscal 2021. Excluding Thompson/Center branded products, long gun unit shipments decreased 22.4% as compared with a 20.6% decrease in reported long gun NICS checks from the prior year.

We believe the decrease in overall firearm demand (as indicated by adjusted NICS) versus the prior fiscal year was due to heightened demand in the prior year driven by civil unrest, ongoing COVID restrictions, and news events driving increased concern for personal safety and fear of potential firearm restrictions. We believe our ability to ramp up production to meet surging consumer demand in the prior year, at a time when many of our competitors were unable to do so and when overall firearm demand exceeded the industry’s production capacity, enabled us to gain significant market share. As these concerns have become less pressing for consumers, demand has eased, inventory levels in the distribution and retail channels have normalized, and competitor offerings have become more available at retail, our prior year outperformance has likely resulted in a market share decline for us in the short-term in comparison to our peak levels during the surge. We believe, when comparing to levels prior to the surge that, over the long-term, we have gained market share and expanded our leadership position.

Other products and services sales increased $320,000, or 0.6%, over fiscal 2021, primarily because of increased business-to-business sales, partially offset by decreased sales of handcuffs and component parts.

New products, defined as any new SKU not shipped in the prior year, represented 19.8% of net sales for the 12 months ended April 30, 2022 and included two new pistols, one new modern sporting rifle, and many new product line extensions.

Gross margin for fiscal 2022 increased by 1.0% over the prior fiscal year, primarily as a result of two price increases, lower promotional spending, and favorable product mix. This increase was partially offset by unfavorable fixed-cost absorption due to lower production volume in the second half of the year and expenses relating to employee severance and relocation costs associated with the Relocation.

Our inventory levels increased $58.2 million during fiscal 2022, as we replenished stock to provide our customers with a more robust selection of inventory and positioned ourselves for potential future increases in consumer demand. Our fiscal year 2021 ending inventory levels were at historically low levels due to the unprecedented consumer demand during fiscal 2021. We anticipate that inventory levels will continue to build in the first quarter of fiscal 2023 as we continue to build to our more normalized stocking levels.

A discussion of our results of net sales and gross profit for the year ended April 30, 2021 compared to the year ended April 30, 2020 is included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended April 30, 2021, filed with the SEC on June 17, 2021.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the fiscal years ended April 30, 2022, 2021, and 2020 (dollars in thousands):

	2022	2021	$ Change	% Change	2020
Research and development	$7,262	$7,480	$(218)	-2.9%	$7,364
Selling, marketing, and distribution	43,156	42,603	553	1.3%	41,987
General and administrative	72,493	79,268	(6,775)	-8.5%	66,033
Total operating expenses	$122,911	$129,351	$(6,440)	-5.0%	$115,384
% of net sales	14.2%	12.2%			21.8%

Fiscal 2022 Operating Expenses Compared with Fiscal 2021

Operating expenses decreased $6.4 million from the prior fiscal year. Research and development expenses decreased $218,000, primarily because of decreased compensation-related costs, driven by temporarily unfilled positions, we believe as a result of the Relocation. Selling, marketing, and distribution expenses increased $553,000, primarily as a result of increased digital advertising costs and expenses relating to industry shows, partially offset by decreased co-op advertising expenses on lower sales and decreased freight costs due to lower shipments. General and administrative expenses decreased $6.8 million, primarily because of a decrease of $7.0 million related to Separation costs incurred in the prior year, $5.2 million of lower compensation-related expenses primarily as a result of the synergy savings realized from the Separation, and a decrease of $1.5 million in depreciation expenses, partially offset by an increase of $5.6 million of costs associated with the Relocation and $1.4 million of increased legal-related expenses.

We expect that there will be increased compensation expense in fiscal 2023 as we return to more normalized staffing levels.

Fiscal 2021 Operating Expenses Compared with Fiscal 2020

Operating expenses increased $14.0 million over the prior fiscal year. Selling, marketing, and distribution expenses increased $616,000, primarily because of increased freight-related expenses and expenses related to temporary labor, as a result of increased shipments, additional expenses for a consumer firearm safety program, increased co-op advertising expenses for strategic customers, and compensation-related expenses. These increased expenses were partially offset by lower travel and entertainment expenses as a result of COVID-19 and decreased spending on targeted customer promotions. General and administrative expenses increased $13.2 million, primarily because of $3.2 million of increased expenses related to the Separation, $12.6 million of increased profit-sharing expense, and $1.0 million in donations to the National Shooting Sports Foundation. These increased expenses were partially offset by lower travel and entertainment expensed due to COVID-19, and decreased compensation-related expenses.

Operating Income from Operations

The following table sets forth certain information regarding operating income for the fiscal years ended April 30, 2022, 2021, and 2020 (dollars in thousands):

	2022	2021	$ Change	% Change	2020
Operating income from operations	$251,653	$319,632	$(67,979)	-21.3%	$50,305
% of net sales (operating margin)	29.1%	30.2%			9.5%

Fiscal 2022 Operating Income from Operations Compared with Fiscal 2021

Operating income from operations for fiscal 2022 decreased $68.0 million, or 21.3%, from the prior fiscal year, primarily because of reduced sales volumes across nearly all product lines, unfavorable fixed-cost absorption, expenses incurred in relation to the Relocation, and increased legal costs. These unfavorable impacts were partially offset by lower promotional product spending, lower spend related to the Separation, decreased co-op advertising expenses, and decreased freight costs.

Fiscal 2021 Operating Income from Operations Compared with Fiscal 2020

Operating income from operations for fiscal 2021 increased $269.3 million, or 535.4%, over the prior fiscal year, primarily because of increased sales and the resulting improvements in gross margins. Operating income from operations was also favorably impacted by lower promotional product spending, favorable manufacturing fixed-cost absorption, lower travel and entertainment expenses because of COVID-19, and decreased advertising costs. These favorable impacts were partially offset by increased volume-related spending, increased freight-related expenses, and increased profit-sharing expense.

Other Income

The following table sets forth certain information regarding operating income for the fiscal years ended April 30, 2022, 2021, and 2020 (dollars in thousands):

	2022	2021	$ Change	% Change	2020
Other income	$2,868	$2,252	$616	27.4%	$495

Other income for fiscal 2022 increased $616,000, or 27.4%, over the prior fiscal year, primarily as a result of the sublease of the distribution center to AOUT, whereby AOUT subleases from us 59.0% of our distribution center under the same terms as the master lease.

Interest (Expense)

The following table sets forth certain information regarding interest expense for the fiscal years ended April 30, 2022, 2021, and 2020 (dollars in thousands):

	2022	2021	$ Change	% Change	2020
Interest expense	$(2,135)	$(3,919)	$(1,784)	-45.5%	$(11,625)

Interest expense decreased by $1.8 million from the prior fiscal year as we maintained a zero balance on our revolving line following our debt repayment in fiscal 2021.

Income Tax Expense

The following table sets forth certain information regarding income tax expense for the fiscal years ended April 30, 2022, 2021, and 2020 (dollars in thousands):

	2022	2021	$ Change	% Change	2020
Income tax expense	$57,892	$74,394	$(16,502)	-22.2%	$11,522
% of income from operations (effective tax rate)	22.9%	23.4%		-0.5%	29.4%

We recorded income tax expense of $57.9 million for fiscal 2022, $16.5 million lower than the prior fiscal year, primarily because of decreased profitability. The effective tax rates were 22.9% and 23.4% for fiscal 2022 and 2021, respectively.

We recorded income tax expense of $74.4 million for fiscal 2021, $62.9 million higher than the prior fiscal year, primarily because of increased profitability. The effective tax rates were 23.4% and 29.4% for fiscal 2021 and 2020, respectively. The effective tax rate decreased by 6.0% as a result of non-deductible expenses impacting taxable income to a lesser extent as taxable income rises. In addition, prior year income tax expense included higher non-deductible Separation-related transaction costs.

Income from Operations

The following table sets forth certain information regarding net income and the related per share data for the fiscal years ended April 30, 2022, 2021, and 2020 (dollars in thousands, except per share data):

	2022	2021	$ Change	% Change	2020
Income from operations	$194,494	$243,571	$(49,077)	-20.1%	$27,653
Net income per share
Basic - continuing	$4.12	$4.46	$(0.34)	-7.6%	$0.50
Diluted - continuing	$4.08	$4.40	$(0.32)	-7.3%	$0.50

Fiscal 2022 Income from Operations Compared with Fiscal 2021

Net income decreased $49.1 million, or $0.34 per diluted share, from the prior fiscal year for reasons outlined above.

Fiscal 2021 Income from Operations Compared with Fiscal 2020

Net income increased $215.9 million, or $3.9 per diluted share, over the prior fiscal year for reasons outlined above.

Liquidity and Capital Resources

Our principal cash requirements are to (1) finance the growth of our operations, including working capital and capital expenditures, (2) fund the Relocation, and (3) return capital to our stockholders. Capital expenditures for the Relocation, new product development, additional manufacturing capacity, and repair and replacement of equipment represent important cash needs.

The following table sets forth certain cash flow information for the fiscal years ended April 30, 2022, 2021, and 2020 (dollars in thousands):

	2022	2021	$ Change	% Change	2020
Operating activities	$137,814	$317,260	$(179,446)	-56.6%	$80,835
Investing activities	(24,116)	(22,261)	(1,855)	-8.3%	(12,084)
Financing activities	(105,987)	(303,758)	197,771	65.1%	3,380
Total cash flow	$7,711	$(8,759)	$16,470	188.0%	$72,131

Operating Activities

Operating activities represent the principal source of our cash flow.

Cash provided by operating activities was $137.8 million in fiscal 2022, or $179.4 million lower than the prior fiscal year. The fiscal 2022 cash from operating activities was negatively impacted by an incremental $83.4 million increase in inventory due to increased production capacity combined with reduced consumer demand, an incremental $52.5 million decrease in accounts payable due to lower operating activities, and the impact of paying the fiscal 2021 profit sharing in fiscal 2022. These unfavorable impacts were partially offset by an incremental $14.9 million increase in accrued expenses as a result of the payment of deferred federal excise tax liabilities during the first quarter of 2021, the fulfillment of performance obligations relating to sales promotions in the prior year, and a $9.9 million decrease in accounts receivable due to timing of shipments and customer payments.

Cash provided by operating activities was $317.3 million in fiscal 2021, or $236.4 million higher than the prior fiscal year. Cash provided by operating activities was favorably impacted by net income of $274.3 million before depreciation and amortization, an incremental $26.2 million decrease in inventory from the prior year due to increased shipments to meet consumer demand, an incremental $21.5 million increase in accounts payable due to increased manufacturing purchases and timing of payments, an incremental $12.6 million increase in profit sharing, and a $10.8 million increase in management incentive bonus accruals due to higher income from continuing operations. These favorable impacts were partially offset by an incremental $46.7 million of decreased accrued expenses, primarily due to lower promotional product discount accruals and the payment of deferred federal excise tax liabilities allowed by the Tax and Trade Bureau as a result of the COVID-19 pandemic, and a $5.6 million incremental increase in accounts receivable due to timing of shipments.

Investing Activities

Cash used in investing activities in fiscal 2022 was $24.1 million, or $1.9 million higher than fiscal 2021. We recorded capital expenditures of $24.0 million for fiscal 2022, $1.9 million higher than fiscal 2021. Excluding spending related to the Relocation, we currently expect to spend between $20.0 million and $25.0 million on capital expenditures in fiscal 2023.

Additionally, as it relates to the Relocation, we currently expect to spend between $125.0 million and $130.0 million on capital expenditures in fiscal 2023, of which $90.0 million to $95.0 million is expected for the construction of the facility.

Cash used in investing activities in fiscal 2021 was $22.3 million, or $10.2 million higher than fiscal 2020. We recorded capital expenditures of $22.1 million for fiscal 2021, $9.6 million higher than fiscal 2020 due to expenditures required to increase manufacturing capacity.

Financing Activities

Cash used in financing activities was $106.0 million in fiscal 2022, or $197.8 million lower than fiscal 2021. Cash used in financing activities during the fiscal year primarily included $90.0 million of share repurchases and $15.0 million in dividend distributions.

Cash used in financing activities was $303.8 million in fiscal 2021 compared with cash provided by financing activities of $3.4 million in fiscal 2020. Cash used in financing activities during the fiscal year was primarily a result of a net repayment of $160.0 million of borrowings on our credit facility, funding a distribution of $25.0 million in connection with the Separation, and $110.0 million of share repurchases.

Finance Lease – We are party to a $46.2 million lease for our distribution center in Columbia, Missouri, which has an effective rate of approximately 5.0% and is payable in 240 monthly installments through fiscal 2039. The building is pledged to secure the amounts outstanding. During the fiscal year, we paid $1.1 million in principal payments relating to this finance lease. In connection with the completion of the Separation on August 24, 2020, we entered into an agreement with AOUT, pursuant to which AOUT subleases 59.0% of this facility under the same terms as the master lease. We recorded $2.1 million of income related to this sublease agreement, which is recorded in other income/(expense) in our condensed consolidated statement of income/(loss) and comprehensive income/(loss).

Credit Facilities - As of April 30, 2022, we had no outstanding indebtedness. However, we maintain an unsecured revolving line of credit with TD Bank, N.A. and other lenders, or the Lenders, which includes availability up to $100.0 million at any one time. The revolving line provides for availability for general corporate purposes, with borrowings to bear interest at either the Base Rate or LIBOR rate, plus an applicable margin based on our consolidated leverage ratio, as of April 30, 2022. The credit agreement also provides a swingline facility in the maximum amount of $5.0 million at any one time (subject to availability under the revolving line). Each swingline loan bears interest at the Base Rate, plus an applicable margin based on our consolidated leverage ratio. In response to a Springing Lien Triggering Event (as defined in the credit agreement), we would be required to enter into certain documents that create in favor of TD Bank, N.A., as administrative agent, and the lenders party to such documents as legal, valid, and enforceable first priority lien on the collateral described therein. Subject to the satisfaction of certain terms and conditions described in the credit agreement, we have an option to increase the revolving line by an aggregate amount not exceeding $50.0 million. The revolving line matures on the earlier of August 24, 2025, or the date that is six months in advance of the earliest maturity of any permitted notes under the credit agreement.

The credit agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. We were in compliance with all debt covenants as of April 30, 2022.

Share Repurchase Programs - On March 2, 2021, our board of directors authorized the repurchase of $100.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until March 1, 2022. Pursuant to this authorization, during fiscal 2021, we purchased 3,380,447 shares of our common stock for $60.0 million, utilizing cash on hand. During fiscal 2022, we completed this stock repurchase program by purchasing 1,967,420 of our common stock for $40.0 million, utilizing cash on hand. On June 15, 2021, our board of directors authorized the repurchase of an additional $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions, until August 2022. Pursuant to this authorization, during fiscal 2022, we completed this repurchase program by purchasing 2,788,152 shares of our common stock for $50.0 million, utilizing cash on hand.

At April 30, 2022, we had $120.7 million in cash and cash equivalents on hand.

Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations for the next 12 months.

Our future capital requirements will depend on many factors, including net sales, the timing of the construction of the new facility in Tennessee, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, and costs to enhance the equipment and software at our distribution center.

Inflation

We do not believe that inflation had a material impact on us during fiscal 2022, 2021, or 2020; however, during the fourth fiscal quarter, we began to see inflationary increases in both hourly wages and raw materials. We expect that there will be an increased impact from inflation during fiscal 2023.

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

Our product sales are generally sold free on board, or FOB, shipping point and provide payment terms to most commercial customers ranging from 20 to 60 days of product shipment with a discount available in certain cases for early payment. For contracts with discounted terms, we determine the transaction price upon establishment of the contract that contains the final terms of the sale, including the description, quantity, and price of each product purchased. We estimate variable consideration relative to the amount of cash discounts to which customers are likely to be entitled. In some instances, we provide longer payment terms, particularly as it relates to our hunting dating programs, which represent payment terms due in the fall for certain orders of hunting products received in the spring and summer. We do not consider these extended terms to be a significant financing component of the contract because the payment terms are less than one year. In all cases, we consider our costs related to shipping and handling to be a cost of fulfilling the contract with the customer.

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

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements is discussed in Note 2 — Significant Accounting Policies to our consolidated financial statements, which is incorporated herein by reference.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to the variable interest rate associated with our credit agreement, which consists of a $100.0 million revolving line of credit that bears interest at a variable rate equal to LIBOR or prime, at our election, plus an applicable margin based on our consolidated leverage ratio. For more information regarding our financing arrangements, see Note 5 — Notes, Loans Payable, and Financing Arrangements. As of April 30, 2022, we did not have any borrowings outstanding on the revolving line. Had there been borrowings, they would have borne an interest rate of 2.1%, which is equal to the LIBOR rate plus an applicable margin.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of April 30, 2022, the end of the period covered by this Annual Report on Form-10-K. Based on that evaluation, we have concluded that, as of the end of the period covered by this Annual Report on Form-10-K, our disclosure controls and procedures were effective to provide such reasonable assurance.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on that evaluation, management believes that our internal control over financial reporting was effective as of April 30, 2022.

The effectiveness of our internal control over financial reporting as of April 30, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which also audited our consolidated financial statements for the year ended April 30, 2022. Deloitte & Touche LLP's report on our internal control over financial reporting is included herein.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

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
(b)
Exhibits

Exhibit Number	Exhibit

2.13***	Separation and Distribution Agreement, dated as of August 21, 2020, by and between the Registrant and American Out Brands, Inc. (1)

3.1	Amended and Restated Bylaws (2)

3.4	Second Amended and Restated Articles of Incorporation (3)

3.9(a)	Certificate of Withdrawal of Certificate of Designation (4)

4.1	Form of Common Stock Certificate (5)

4.2	Description of Securities (12)

10.51**	Agreement with Respect to Defense of Smith & Wesson: Firearms Litigation, dated as of November 11, 2004 (6)

10.72*

Form of Indemnity Agreement entered into with the following directors and executive officers: As of June 4, 2007 with Deana L. McPherson; and as of June 29, 2009 with Barry M. Monheit, Michael F. Golden, Robert L. Scott and John B. Furman; as of December 14, 2011 with Mark P. Smith; as of February 5, 2016 with Anita Britt; as of June 23, 2020 with Susan J. Cupero; as of May 3, 2021 with Fred M. Diaz and Denis G. Suggs; and as of June 8, 2022 with Kevin A. Maxwell (7)

10.107(a)*	Smith & Wesson Brands, Inc. Executive Severance Pay Plan (8)

10.108*	Adoption Agreement to the Smith & Wesson Nonqualified Supplemental Deferred Compensation Plan (9)

10.109*	Smith & Wesson Nonqualified Supplemental Deferred Compensation Plan Document (9)

10.110*	2013 Incentive Stock Plan (10)

10.111(b)*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2015 (11)

10.111(c)*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2020 (12)

10.112(b)*	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made in 2020 (12)

10.112(c)*	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in 2021 (12)

10.114	Lease Agreement, dated October 26, 2017, by and between Ryan Boone County, LLC and Smith & Wesson Corp. (13)

10.115	Guaranty, dated October 26, 2017, entered into by the Registrant (13)

10.117*	Separation Agreement and Release, dated February 26, 2020, by and between the Registrant and P. James Debney (14)

10.119*	Employment Agreement, executed April 4, 2020 and effective as of January 15, 2020, by and between Mark P. Smith and the Registrant (15)

10.121	Transition Services Agreement dated as of August 21, 2020, by and between the Registrant and American Outdoor Brands, Inc (1)

10.122	Tax Matters Agreement, dated as of August 21, 2020, by and between the Registrant and American Outdoor Brands, Inc. (1)

10.123	Employee Matters Agreement, dated as of August 21, 2020, by and between the Registrant and American Outdoor Brands, Inc. (1)
10.124***	Trademark License Agreement, dated as of August 24, 2020, by and between Smith & Wesson Inc. and AOB Products Company (1)
10.125***	Sublease, dated as of August 24, 2020, by and between the Smith & Wesson Sales Company and American Outdoor Brands, Inc. (1)
10.126***	Supply Agreement, dated as of August 24, 2020, by and between Crimson Trace Corporation, as Supplier, and Smith & Wesson Inc. (1)
10.127***	Supply Agreement, dated as of August 24, 2020, by and between AOB Products Company, as Supplier, and Smith & Wesson Inc. (1)

10.128***	Amended and Restated Credit Agreement, dated as of August 24, 2020, by and among the Registrant, Smith & Wesson Sales Company, Smith & Wesson, Inc., the Guarantors, the Lenders, and TD Bank, N.A. (1)
10.129*	Separation and Release Agreement, dated as of May 24, 2021, by and between Robert J. Cicero and the Registrant (16)

10.130

Project Agreement, dated September 30, 2021, by and among The Industrial Development Board of Blount County and the cities of Alcoa and Maryville, Tennessee, a public, nonprofit corporation organized and existing under the laws of the State of Tennessee and the Registrant (17)

10.131*	2021 Employee Stock Purchase Plan (18)

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(7)
Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 30, 2009.
(8)
Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 9, 2020.
(9)
Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 20, 2013.
(10)
Incorporated by reference to the Registrant’s Form S-8 filed with the SEC on December 20, 2013.
(11)
Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 22, 2015.
(12)
Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 17, 2021.
(13)
Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 31, 2017.
(14)
Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 28, 2020.
(15)
Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on April 9, 2020.
(16)
Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 24, 2021.
(17)
Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 30, 2021.
(18)
Incorporated by reference to the Registrant’s Form S-8 filed with the SEC on March 30, 2022.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH & WESSON BRANDS, INC.
/s/ Mark P. Smith
Mark P. Smith President and Chief Executive Officer

Date: June 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Mark P. Smith	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 23, 2022
Mark P. Smith

/s/ Deana L. McPherson	Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary (Principal Financial and Accounting Officer)	June 23, 2022
Deana L. McPherson

/s/ Robert L. Scott	Chairman of the Board	June 23, 2022
Robert L. Scott

/s/ Michael F. Golden	Vice Chairman of the Board	June 23, 2022
Michael F. Golden

/s/ Anita D. Britt	Director	June 23, 2022
Anita D. Britt

/s/ Fred M. Diaz	Director	June 23, 2022
Fred M. Diaz

/s/ John B. Furman	Director	June 23, 2022
John B. Furman

/s/ Barry M. Monheit	Director	June 23, 2022
Barry M. Monheit

/s/ Denis G. Suggs	Director	June 23, 2022
Denis G. Suggs

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Smith & Wesson Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Smith & Wesson Brands, Inc. and subsidiaries (the "Company") as of April 30, 2022 and 2021, the related consolidated statements of income/(loss) and comprehensive income/(loss), changes in stockholders' equity, and cash flows, for each of the three years in the period ended April 30, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Property, Plant, and Equipment – Evaluation of Impairment as a result of the Relocation (Refer to Notes 4 and 16)

Critical Audit Matter Description

On September 30, 2021, the Company announced their plan to move their headquarters and significant elements of their operations to Maryville, Tennessee in 2023, or the Relocation. As part of the Relocation, the Company intends to vacate and sublease their Missouri distribution facility. In addition, at or near the conclusion of their Connecticut building lease in May 2024, the Company intends to relocate a portion of their plastic injection molding operations to Tennessee and will evaluate selling the remaining molding operations utilized in their Connecticut operations to a third party.

We identified accounting implications of the Relocation as a critical audit matter because it is an impairment indictor for Property, Plant, and Equipment, including right of use assets because of the significant assumptions and judgements management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts may not be recoverable. This required a high degree of auditor judgment when performing audit procedures to evaluate whether management appropriately identified impairment indicators and determined the recoverability of the assets.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of Property, Plant, and Equipment for impairment included the following, among others:

•
We tested the effectiveness of the controls over management’s identification of possible impairment indicators and their analysis of whether the carrying amounts of Property, Plant, and Equipment are no longer recoverable.
•
We evaluated management’s impairment analysis by:
•
Reviewing contracts, indicators of interest, and draft term sheets to determine potential impairment indicators and compare those with management’s identified indicators and analysis.
•
Inspecting Board of Director’s minutes to determine Management’s plans including determination of Property, Plant, and Equipment to be relocated or sold.
•
Obtaining written representations from Management regarding the Management’s plans and assumptions used in their impairment analysis.
•
Independently comparing market lease payments and rates to the Company’s lease obligations.

Operating Expenses - Determination of Applicable Severance Charges as a result of the Relocation (Refer to Note 17)

Critical Audit Matter Description

On September 30, 2021, the Company announced their plan to move their headquarters and significant elements of their operations to Maryville, Tennessee in 2023, or the Relocation. As part of the Relocation, the Company intends to vacate and sublease their Missouri distribution facility. In addition, at or near the conclusion of their Connecticut building lease in May 2024, the Company intends to relocate a portion of their plastic injection molding operations to

Tennessee and will evaluate selling the remaining molding operations utilized in their Connecticut operations to a third party.

We identified the accounting for the Company’s severance and relocation package as a critical audit matter because of the high degree of auditor judgment when performing audit procedures to evaluate the assumptions and judgements management utilized in determining its obligation.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of Property, Plant, and Equipment for possible indications of impairment included the following, among others:

•
We tested the effectiveness of the controls over management’s calculation and assumptions of the Relocation charges.
•
We tested management’s calculation of Relocation charges by:
•
Reviewing management’s communications to understand the terms and conditions of the relocation package.
•
Agreeing inputs to source documents.
•
Challenging management’s assumptions of which employees are affected by the Relocation and who will be eligible for a Relocation package.
•
Verifying the mathematical accuracy of management’s calculation.

/s/ Deloitte & Touche LLP

Hartford, Connecticut

June 23, 2022

We have served as the Company's auditor since 2014.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of:
	April 30, 2022	April 30, 2021
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$120,728	$113,017
Accounts receivable, net of allowances for credit losses of $36 on April 30, 2022 and $107 on April 30, 2021	62,695	67,442
Inventories	136,660	78,477
Prepaid expenses and other current assets	5,569	8,408
Income tax receivable	1,945	909
Total current assets	327,597	268,253
Property, plant, and equipment, net	135,591	141,612
Intangibles, net	3,608	4,417
Goodwill	19,024	19,024
Deferred income taxes	1,221	—
Other assets	10,435	13,082
Total assets	$497,476	$446,388
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,042	$57,337
Accrued expenses and deferred revenue	23,482	33,136
Accrued payroll and incentives	17,371	17,381
Accrued income taxes	2,673	1,157
Accrued profit sharing	13,543	14,445
Accrued warranty	1,838	2,199
Total current liabilities	88,949	125,655
Deferred income taxes	—	904
Finance lease payable, net of current portion	37,628	38,786
Other non-current liabilities	10,385	14,659
Total liabilities	136,962	180,004
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 74,641,439 issued and 45,601,069 shares outstanding on April 30, 2022 and 74,222,127 shares issued and 49,937,329 shares outstanding on April 30, 2021	75	74
Additional paid-in capital	278,101	273,431
Retained earnings	504,640	325,181
Accumulated other comprehensive income	73	73
Treasury stock, at cost (29,040,370 shares on April 30, 2022 and 24,284,798 on April 30, 2021)	(422,375)	(332,375)
Total stockholders’ equity	360,514	266,384
Total liabilities and stockholders' equity	$497,476	$446,388

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

	For the Year Ended April 30,
	2022	2021	2020
	(In thousands, except per share data)
Net sales	$864,126	$1,059,195	$529,618
Cost of sales	489,562	610,212	363,929
Gross profit	374,564	448,983	165,689
Operating expenses:
Research and development	7,262	7,480	7,364
Selling, marketing, and distribution	43,156	42,603	41,987
General and administrative	72,493	79,268	66,033
Total operating expenses	122,911	129,351	115,384
Operating income from continuing operations	251,653	319,632	50,305
Other income/(expense), net:
Other income/(expense), net	2,868	2,252	495
Interest expense, net	(2,135)	(3,919)	(11,625)
Total other income/(expense), net	733	(1,667)	(11,130)
Income from continuing operations before income taxes	252,386	317,965	39,175
Income tax expense	57,892	74,394	11,522
Income from continuing operations	194,494	243,571	27,653
Discontinued operations:
Income/(loss) from discontinued operations, net of tax	—	8,478	(88,883)
Net income/(loss)	194,494	252,049	(61,230)
Comprehensive income/(loss):
Other comprehensive loss, net of tax	—	—	(547)
Comprehensive income/(loss):	$194,494	$252,049	$(61,777)
Net income/(loss) per share:
Basic - continuing operations	$4.12	$4.46	$0.50
Basic - net income	$4.12	$4.62	$(1.11)
Diluted - continuing operations	$4.08	$4.40	$0.50
Diluted - net income	$4.08	$4.55	$(1.10)
Weighted average number of common shares outstanding:
Basic	47,227	54,613	54,983
Diluted	47,728	55,352	55,665

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income/(Loss)	Shares	Amount	Equity
Balance at April 30, 2019	72,864	$73	$263,180	$402,946	$620	18,167	$(222,375)	$444,444
Proceeds from exercise of employee stock options	67	—	254	—	—	—	—	254
Stock-based compensation - continuing operations	—	—	2,357	—	—	—	—	2,357
Stock-based compensation - discontinued operations	—	—	564	—	—	—	—	564
Shares issued under employee stock purchase plan	380	—	1,873	—	—	—	—	1,873
Change in unrealized loss on interest rate swap, net of tax effect	—	—	—	—	(547)	—	—	(547)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	216	1	(598)	—	—	—	—	(597)
Net loss	—	—	—	(61,230)	—	—	—	(61,230)
Balance at April, 2020	73,527	74	267,630	341,716	73	18,167	(222,375)	387,118
Proceeds from exercise of employee stock options	201	—	1,540	—	—	—	—	1,540
Stock-based compensation - continuing operations	—	—	4,706	—	—	—	—	4,706
Stock-based compensation - discontinued operations			184					184
Shares issued under employee stock purchase plan	205	—	1,614	—	—	—	—	1,614
Issuance of common stock under restricted stock unit awards, net of shares surrendered	289	—	(2,243)	—	—	—	—	(2,243)
Repurchase of treasury stock	—	—	—	—	—	6,118	(110,000)	(110,000)
Dividends issued	—	—	—	(8,223)	—	—	—	(8,223)
Spin-off of outdoor products and accessories business	—	—	—	(260,361)	—	—	—	(260,361)
Net income	—	—	—	252,049	—	—	—	252,049
Balance at April, 2021	74,222	74	273,431	325,181	73	24,285	(332,375)	266,384
Stock-based compensation	—	—	4,536	—	—	—	—	4,536
Shares issued under employee stock purchase plan		—	1,719	—	—	—	—	1,719
Issuance of common stock under restricted stock unit awards, net of shares surrendered	419	1	(1,585)	—	—	—	—	(1,584)
Repurchase of treasury stock	—	—	—	—	—	4,755	(90,000)	(90,000)
Dividends issued	—	—	—	(15,035)	—	—	—	(15,035)
Net income	—	—	—	194,494	—	—	—	194,494
Balance at April, 2022	74,641	$75	$278,101	$504,640	$73	29,040	$(422,375)	$360,514

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended April 30,
	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Income from continuing operations	$194,494	$243,571	$27,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,073	31,575	31,972
Loss on sale/disposition of assets	625	154	419
Provision for losses/(recoveries) on notes and accounts receivable	689	(739)	(585)
Impairment of long-lived tangible assets	86	—	—
Deferred income taxes	(2,125)	447	(260)
Change in fair value of contingent consideration	—	—	100
Stock-based compensation expense	4,536	4,706	2,357
Changes in operating assets and liabilities:
Accounts receivable	4,058	(5,824)	(198)
Inventories	(58,183)	25,264	(911)
Prepaid expenses and other current assets	2,839	(852)	(3,124)
Income taxes	480	(3,643)	6,196
Accounts payable	(26,957)	25,540	4,043
Accrued payroll and incentives	(10)	4,933	(5,831)
Accrued profit sharing	(902)	12,248	(355)
Accrued expenses and deferred revenue	(9,725)	(24,633)	21,755
Accrued warranty	(361)	(1,098)	(1,126)
Other assets	2,561	1,579	1,131
Other non-current liabilities	(4,364)	4,032	(2,401)
Cash provided by operating activities - continuing operations	137,814	317,260	80,835
Cash (used in)/provided by operating activities - discontinued operations	—	(1,926)	13,901
Net cash provided by operating activities	137,814	315,334	94,736
Cash flows from investing activities:
Refunds on machinery and equipment	—	310	—
Receipts from note receivable	—	—	786
Payments to acquire patents and software	(283)	(632)	(429)
Proceeds from sale of property and equipment	139	113	—
Payments to acquire property and equipment	(23,972)	(22,052)	(12,441)
Cash used in investing activities - continuing operations	(24,116)	(22,261)	(12,084)
Cash used in investing activities - discontinued operations	—	(1,143)	(1,874)
Net cash used in investing activities	(24,116)	(23,404)	(13,958)
Cash flows from financing activities:
Proceeds from loans and notes payable	—	25,000	228,225
Cash paid for debt issuance costs	—	(450)	(875)
Payments on finance lease obligation	(1,087)	(996)	(900)
Payments on notes and loans payable	—	(185,000)	(224,600)
Distribution to discontinued operations	—	(25,000)	—
Payments to acquire treasury stock	(90,000)	(110,000)	—
Dividend distribution	(15,035)	(8,223)	—
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	1,719	3,154	2,127
Payment of employee withholding tax related to restricted stock units	(1,584)	(2,243)	(597)
Cash used in financing activities - continuing operations	(105,987)	(303,758)	3,380
Cash used in financing activities - discontinued operations	—	(166)	—
Net cash (used in)/provided by financing activities	(105,987)	(303,924)	3,380
Net increase/(decrease) in cash and cash equivalents	7,711	(11,994)	84,158
Cash and cash equivalents, beginning of period	113,017	125,011	40,853
Cash and cash equivalents, end of period	$120,728	$113,017	$125,011
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$2,219	$3,306	$11,103
Income taxes	$59,183	$80,874	$6,935

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Year Ended April 30,
	2022	2021	2020
	(In thousands)
Purchases of property and equipment included in accounts payable	$408	$746	$436
Machinery and equipment on deposit placed into service	—	1,855	—
Adoption of ASU 2016-02:
Changes in other assets for operating lease obligations	—	—	11,821
Change in property and equipment	—	—	3,276
Changes in finance lease liabilities	—	—	(4,245)
Changes in lease liabilities for operating lease obligations	—	—	12,790

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

We are one of the world’s leading manufacturers and designers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles), handcuffs, suppressors, and other firearm-related products for sale to a wide variety of customers, including firearm enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our products under the Smith & Wesson, M&P, and Gemtech brands. We manufacture our products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut. We also sell our manufacturing services to other businesses to attempt to level-load our factories. We sell those services under our Smith & Wesson and Smith & Wesson Precision Components brands. We plan to move our headquarters and certain of our manufacturing operations to a new facility being constructed in Maryville, Tennessee. See Note 16 — Commitments and Contingencies, for more information regarding this plan.

On May 3, 2021, we announced our intent to divest our Thompson/Center Arms brand. After careful consideration and evaluation of offers received, we have decided that we will no longer market the Thompson/Center brand for sale. This decision had no material impact to our financial statements for the fiscal year ended April 30, 2022.

On November 13, 2019, we announced that we were proceeding with a plan to spin-off our outdoor products and accessories business and create an independent publicly traded company to conduct that business, or the Separation. On August 24, 2020, or the Distribution Date, we completed the Separation. See also Note 3 — Discontinued Operations, for more information.

2. Significant Accounting Policies

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenue and expenses during the reporting periods. Our significant estimates include the accrual for warranty, reserves for excess and obsolete inventory, rebates and other promotions, valuation of intangible assets, and costs associated with the Relocation. Actual results could differ from those estimates.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Smith & Wesson Brands, Inc. and its wholly owned subsidiaries, including Smith & Wesson Inc., Smith & Wesson Sales Company, and SWPC Plastics, LLC. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at April 30, 2022 and 2021 and for the periods presented, have been included. All intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments — Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments not held for trading purposes, approximate the carrying values of such amounts because of their short-term nature or market rates of interest.

Cash and Cash Equivalents — We consider all highly liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts. As of April 30, 2022, all of our accounts exceeded federally insured limits.

Financial Instruments — We account for derivative instruments under Accounting Standards Codification (“ASC”) 815-10, Fair Value Measurements and Disclosure Topic, which establishes accounting and reporting

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

standards for derivative instruments and hedging activities and requires us to recognize these instruments as either assets or liabilities on the balance sheet and measure them at fair value. As of April 30, 2022, we did not have any Level 2 or Level 3 financial instruments within the hierarchy. See Note 5 – Notes, Loans Payable, and Financing Arrangements for more information regarding our financial instruments.

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

For the year ended April 30, 2022, one of our customers accounted for 16.9% of our net sales. Two of our customers each accounted for more than 10% of our accounts receivable, for a total of 36.8%. For the fiscal year ended April 30, 2021, four of our customers each accounted for more than 10% of our net sales, totaling 45.0% of our net sales. Two of these customers each accounted for more than 10% of our accounts receivable, for a total of 28.4%. For the fiscal year ended April 30, 2020, four of our customers accounted for more than 10% of our net sales, totaling 43.9% of our net sales. Three of our customers each accounted for more than 10% of our accounts receivable, for a total of 45.3%.

Inventories — We value inventories at the lower of cost, using the first-in, first-out, or FIFO method, or net realizable value. An allowance for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory, past history, and expected future usage.

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

We generally sell our products free on board, or FOB, shipping point and provide payment terms to most commercial customers ranging from 20 to 60 days of product shipment with a discount available to some customers for early payment. Generally, framework contracts define the general terms of sales, including payment terms, freight terms, insurance requirements, and cancelation provisions. Purchase orders define the terms for specific sales, including description, quantity, and price of each product purchased. We estimate variable consideration relative to the amount of cash discounts to which customers are likely to be entitled. In some instances, we provide longer payment terms, particularly as it relates to our fall dating programs for hunting sales, which represent payment terms due in the fall for certain orders of hunting products received in the spring and summer. As a result of utilizing practical expedience upon the adoption of ASC 606, we do not consider these extended terms to be a significant financing component of the contract because the payment terms are less than one year. In all cases, we consider our costs related to shipping and handling to be a cost of fulfilling the contract with the customer.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the net income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings/(loss) per common share (in thousands, except per share data):

	For the Year Ended April 30,
	2022	2021	2020
Net income/(loss)
Income from continuing operations	$194,494	$243,571	$27,653
Income/(loss) from discontinued operations	—	8,478	(88,883)
Net income/(loss)	$194,494	$252,049	$(61,230)
Weighted average shares outstanding — Basic	47,227	54,613	54,983
Effect of dilutive stock awards	501	739	682
Weighted average shares outstanding — Diluted	47,728	55,352	55,665
Earnings/(loss) per share — Basic
Income from continuing operations	$4.12	$4.46	$0.50
Income/(loss) from discontinued operations	—	$0.16	$(1.62)
Net income/(loss)	$4.12	$4.62	$(1.11)
Earnings/(loss) per share — Diluted
Income from continuing operations	$4.08	$4.40	$0.50
Income/(loss) from discontinued operations	—	$0.15	$(1.60)
Net income/(loss)	$4.08	$4.55	$(1.10)

For the fiscal year ended April 30, 2022, 2021, and 2020, the number of shares excluded from the computation of diluted earnings per share was 43,530, 9,301, and 28,642, respectively, because the effect would be antidilutive.

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

We have significant long-lived tangible and intangible assets, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and intangible assets, other than goodwill, are property, plant, and equipment, right of use assets, developed technology, customer relationships, patents, trademarks, and trade names. We amortize all finite-lived intangible assets either on a straight-line basis or based upon patterns in which we expect to utilize the economic benefits of such assets. We initially determine the values of intangible assets by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable and at least annually. Factors we consider important, which could trigger an impairment of such assets, include the following:

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

We review the fair value of our goodwill based on financial performance annually. As of our last valuation date, February 1, 2022, we had $19.0 million of goodwill and its fair value significantly exceeded its carrying value, based on EBITDAS, cashflow, and market capitalization. Our assumptions related to the development of fair value could deviate materially from actual results and forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our financial results of operations.

The re-measurement of goodwill is classified as a Level 3 fair value assessment as described in Note 11 - Fair Value Measurement, due to the significance of unobservable inputs developed using company-specific information.

Income Taxes – We use the asset and liability approach for financial accounting and reporting income taxes. The provision for income taxes is based upon income reported in the accompanying consolidated financial statements as required by ASC 740, Income Taxes. We determine our deferred tax assets and liabilities based on temporary differences between financial reporting and tax bases in assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We recognize the effect on deferred taxes of a change in tax rates in the period that includes the enactment date. In assessing the realization of our deferred tax assets, we consider whether it is more likely that not that the deferred tax assets will be realized. The ultimate realization of our deferred tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our net operating loss carryforwards expire. We evaluate the recoverability of our deferred tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred tax assets will not be recovered, we establish a valuation allowance against some or all of our deferred tax assets. Recording or reversing a valuation allowance could have a significant effect on our future results of operations and financial position.

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

From time to time, we have experienced certain manufacturing and design issues with respect to some of our firearms and have initiated some product recalls and safety alerts. In October 2020, we initiated a recall for certain models of our M&P Shield EZ pistols manufactured between March 1, 2020 and October 31, 2020, because some hammers manufactured by our supplier were cracked and could potentially cause a discharge without depressing the trigger. In October 2021, we initiated a safety recall for M&P 12 shotguns manufactured prior to October 15, 2021 as a result of two field reports related to cracked barrels. This safety recall is limited to only M&P 12 shotguns manufactured prior to October 15, 2021 to ensure there are no barrel anomalies or conditions that might adversely affect the safety, function, or performance of these shotguns. The remaining estimated cost of all recalls, safety alerts, and consumer advisories is $51,000, which is recorded in accrued warranty on our consolidated balance sheet as of April 30, 2022. The remaining balance relates to a general accrual related to standard warranty costs for products shipped in the ordinary course of business.

Warranty expense for the fiscal years ended April 30, 2022, 2021, and 2020 amounted to $1.9 million, $5.2 million, and $1.8 million, respectively.

The following table sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the fiscal years ended April 30, 2022, 2021, and 2020 (in thousands):

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance as of April 30, 2020	3,896
Warranties issued and adjustments to provisions	5,163
Warranty claims	(3,366)
Balance as of April 30, 2021	5,693
Warranties issued and adjustments to provisions	1,910
Warranty claims	(2,730)
Balance as of April 30, 2022	$4,873

Sales and Promotional Related Expenses — We present product sales in our consolidated financial statements, net of customer promotional program costs that depend upon the volume of sales. For promotional program costs that do not depend on the volume of sales, we record promotional costs in cost of goods sold. The total of all our promotional programs amounted to $6.6 million, $10.5 million, and $43.6 million for the fiscal years ended April 30, 2022, 2021, and 2020, respectively. We have a co-op advertising program at the retail level. We expensed sales and promotional related costs amounting to $4.3 million, $15.2 million, and $9.2 million for fiscal 2022, 2021, and 2020, respectively, as selling and marketing expenses.

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

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize credit losses to be incurred over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. The requirements of ASU 2016-13 are effective for financial statements for annual periods beginning after December 15, 2019, and early adoption is permitted. We adopted ASU 2016-13 on May 1, 2020, which did not have a material impact on our consolidated financial statements.

In December 2019, the Financial Accounting Standards Board issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," an update that amends and simplifies the accounting for income taxes by removing certain exceptions in the existing guidance and providing new guidance to reduce complexity in certain areas. The guidance went into effect at the start of this fiscal year ending April 30, 2022 with early adoption permitted. We adopted ASU 2019-12 on May 1, 2021, which did not have a material impact on our consolidated financial statements.
3. Discontinued Operations

On August 24, 2020, at 12:01 a.m. Eastern Time, we completed the Separation of our wholly owned subsidiary, American Outdoor Brands, Inc., or AOUT. The Separation was treated as tax free for U.S. federal income tax purposes and was achieved through the transfer of all the assets and legal entities, subject to any related liabilities, associated with our outdoor products and accessories business to AOUT, or the Transfer, and the distribution of 100% of the AOUT outstanding capital stock to holders of our common stock, or the Distribution, as of the close of business on August 10, 2020, or the Record Date. In connection with the Distribution, our stockholders received one share of AOUT common stock for every four shares of our common stock held as of the close of business on the Record Date.

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

Our common stock continues to trade on the Nasdaq Global Select Market under the ticker symbol “SWBI,” and AOUT's common stock trades on the Nasdaq Global Select Market under the ticker symbol “AOUT.” See our Current Report on Form 8-K filed with the SEC on August 26, 2020 for more information regarding the Separation. As a result of the Separation, we divested net assets of $260.4 million, which included a $25.0 million cash distribution to AOUT, in the prior fiscal year.

The results of AOUT were previously reported in our Outdoor Products & Accessories segment. The historical financial data of the outdoor products and accessories business through August 23, 2020 is recorded as discontinued operations in income from discontinued operations in the condensed consolidated financial statements. During the fiscal year ended April 30, 2021 and 2020, income/(loss) from discontinued operations, net of tax was $8.5 million and ($88.9) million, respectively.

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

The following table summarizes the major line items for the outdoor products and accessories business that are included in income from discontinued operations, net of tax, in the condensed consolidated statements of income:

	For the Year Ended April 30,
	2022	2021	2020
	(In thousands)
Net sales	$—	$61,249	$148,776
Cost of sales	—	27,147	79,760
Operating expenses	—	23,458	168,140
Other income/(expense), net	—	112	—
Income/(loss) from discontinued operations before income taxes	—	10,756	(99,124)
Income tax expense/(benefit)	—	2,278	(10,241)
Income/(loss) from discontinued operations, net of tax	$—	$8,478	$(88,883)

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

The amounts of assets and liabilities related to our operating and financing leases as of April 30, 2022 were as follows (in thousands):

	Balance Sheet Caption	April 30, 2022
Operating Leases
Right-of-use assets		$7,180
Accumulated amortization		(3,645)
Right-of-use assets, net	Other assets	$3,535

Current liabilities	Accrued expenses and deferred revenue	$1,495
Non-current liabilities	Other non-current liabilities	2,304
Total operating lease liabilities		$3,799
Finance Leases
Right-of-use assets		$40,986
Accumulated depreciation		(6,333)
Right-of-use assets, net	Property, plant, and equipment, net	$34,653

Current liabilities	Accrued expenses and deferred revenue	$1,158
Non-current liabilities	Finance lease payable, net of current portion	37,628
Total finance lease liabilities		$38,786

During the fiscal year ended April 30, 2022, we recorded $1.7 million of operating lease costs, of which $124,000 related to short-term leases that were not recorded as right-of-use assets. We recorded $2.1 million of finance lease amortization and $2.0 million of financing lease interest expense during fiscal 2022. As of April 30, 2022, our weighted average lease term and weighted average discount rate for our operating leases was 2.1 years and 4.4%, respectively. As of April 30, 2022, our weighted average lease term and weighted average discount rate for our financing leases were 16.5 years and 5.0%, respectively, and consisted primarily of our distribution center located in Columbia, Missouri. The building is pledged to secure the amounts outstanding. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

With the completion of the Separation, we entered into a sublease under which AOUT subleases from us 59.0% of our distribution center under the same terms applicable to us under the master lease. During the fiscal year ended April 30, 2022, we recorded $2.1 million of income related to this sublease agreement, which is recorded in other income/(expense) in our consolidated statements of income/(loss) and comprehensive income/(loss).

As part of the Relocation, we intend to vacate and sublease or assign to a third party the lease related to our Missouri distribution facility. In addition, we intend to occupy our Connecticut facility through the lease term. As of April 30, 2022, we do not believe there are any indications of impairment relating to these right-of-use assets.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents future expected undiscounted cashflows, based on the sublease agreement to AOUT, to be received on an annual basis for the next five years and thereafter, as of April 30, 2022 (in thousands):

Fiscal	Amount
2023	$1,897
2024	1,930
2025	1,964
2026	1,998
2027	2,033
Thereafter	26,514
Total future sublease receipts	36,336
Less amounts representing interest	(12,114)
Present value of sublease receipts	$24,222

Future lease payments for all our operating and finance leases for succeeding fiscal years is as follows (in thousands):

	Operating	Financing	Total
2023	$1,675	$3,071	$4,746
2024	1,617	3,125	4,742
2025	324	3,180	3,504
2026	301	3,236	3,537
2027	272	3,292	3,564
Thereafter	125	42,256	42,381
Total future lease payments	4,314	58,160	62,474
Less amounts representing interest	(515)	(19,374)	(19,889)
Present value of lease payments	3,799	38,786	42,585
Less current maturities of lease liabilities	(1,495)	(1,158)	(2,653)
Long-term maturities of lease liabilities	$2,304	$37,628	$39,932

During the fiscal year ended April 30, 2022, the cash paid for amounts included in the measurement of liabilities and operating cash flows was $4.4 million.

5. Notes, Loans Payable, and Financing Arrangements

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

As of April 30, 2022, we did not have any borrowings outstanding on the Revolving Line. Had there been borrowings, they would have borne an interest rate of 2.1%, which is equal to the LIBOR rate plus an applicable margin.

The Amended and Restated Credit Agreement contains customary limitations, including limitations on indebtedness, liens, fundamental changes to business or organizational structure, investments, loans, advances, guarantees, and acquisitions, asset sales, dividends, stock repurchases, stock redemptions, and the redemption or prepayment of other debt, and transactions with affiliates. We are also subject to financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of April 30, 2022, we were compliant with all required financial covenants.

Letters of Credit – At April 30, 2022, we had outstanding letters of credit aggregating $2.7 million, which included a $1.5 million letter of credit to collateralize our captive insurance company.

Debt Issuance Costs — During fiscal year ended April 30, 2022, we did not incur any debt issuance costs. We recorded, in notes payable, $450,000 of debt issuance costs during the fiscal year ended April 30, 2021 and wrote off $689,000 of debt issuance costs remaining from the $875,000 of debt issuance costs incurred during the fiscal year ended April 30, 2020. These remaining costs are being amortized to expense over the life of the credit facility. In total, we amortized $89,560, $890,553, and $687,000 to interest expense for all debt issuance costs in fiscal 2022, 2021, and 2020, respectively, including write-offs related to extinguishment.

6. Net Sales

The following table sets forth the breakdown of net sales for the fiscal years ended April 30, 2022, 2021, and 2020 (in thousands):

	For the Years Ended April 30,
	2022	2021	2020
Handguns	$624,219	$755,735	$390,711
Long Guns	189,467	253,340	101,540
Other Products & Services	50,440	50,120	37,367
Total Net Sales	$864,126	$1,059,195	$529,618

We sell our products and services under our Smith & Wesson, M&P, Gemtech, and Smith & Wesson Precision Components brands. Depending upon the product or service, our customers primarily include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; businesses; and retailers.

We sell our products worldwide. The following table sets forth the breakdown of export net sales included in the above table. Our export net sales accounted for 3%, 2%, and 4% of total net sales for the fiscal years ended April 30, 2022, 2021, and 2020, respectively (in thousands):

	For the Years Ended April 30,
Region	2022	2021	2020
Europe	$8,342	$5,742	$6,280
Asia	3,899	7,255	6,022
Latin America	5,272	4,473	2,284
All others international	8,014	4,382	5,129
Total international net sales	$25,527	$21,852	$19,715

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Advertising Costs

We expense advertising costs, primarily consisting of magazine advertisements, printed materials, and television advertisements, either as incurred or upon the first occurrence of the advertising. Advertising expense, included in selling, marketing, and distribution expenses, for the fiscal years ended April 30, 2022, 2021, and 2020, amounted to $17.5 million, $12.5 million, and $13.6 million, respectively.

8. Property, Plant, and Equipment

The following table summarizes property, plant, and equipment as of April 30, 2022 and 2021 (in thousands):

	April 30, 2022	April 30, 2021
Machinery and equipment	$299,318	$284,947
Software and hardware	47,918	46,648
Building and improvements	38,552	36,525
Land and improvements	2,817	2,817
Right of use assets	40,986	40,986
	429,591	411,923
Less: Accumulated depreciation and amortization	(306,350)	(277,862)
	123,241	134,061
Construction in progress	12,350	7,551
Total property, plant, and equipment, net	$135,591	$141,612

Depreciation of tangible assets and amortization of software expense amounted to $29.5 million, $30.1 million, and $30.5 million for the fiscal years ended April 30, 2022, 2021, and 2020, respectively.

The following table summarizes depreciation and amortization expense, which includes amortization of intangibles and debt financing costs, by line item for the fiscal years ended April 30, 2022, 2021, and 2020 (in thousands):

	For the Years Ended April 30,
	2022	2021	2020
Cost of sales	$21,879	$21,026	$21,142
Research and development	484	519	584
Selling and marketing	509	533	446
General and administrative	7,111	8,606	9,113
Interest expense	90	891	687
Total depreciation and amortization	$30,073	$31,575	$31,972

9. Inventories

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or market, as of April 30, 2022 and 2021 (in thousands):

	April 30, 2022	April 30, 2021
Finished goods	$58,460	$21,528
Finished parts	62,187	41,738
Work in process	5,304	7,918
Raw material	10,709	7,293
Total inventories	$136,660	$78,477

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Accrued Expenses and Deferred Revenue

The following table sets forth other accrued expenses as of April 30, 2022 and 2021 (in thousands):

	April 30, 2022	April 30, 2021
Accrued taxes other than income	$7,008	$12,210
Accrued other	3,956	3,451
Accrued employee benefits	3,705	4,780
Accrued distributor incentives	2,917	2,414
Accrued professional fees	1,997	2,804
Current portion of operating lease obligation	1,495	1,309
Accrued rebates and promotions	1,243	2,174
Current portion of finance lease obligation	1,158	1,087
Deferred revenue	3	2,907
Total accrued expenses and deferred revenue	$23,482	$33,136

11. Fair Value Measurement

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $120.7 million and $113.0 million as of April 30, 2022 and 2021, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

We currently do not have any Level 2 or Level 3 financial assets or liabilities as of April 30, 2022.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Self-Insurance Reserves

As of April 30, 2022 and 2021, we had reserves for workers’ compensation, product liability, municipal liability, and medical/dental costs totaling $8.7 million and $9.5 million, respectively, of which $3.1 million and $5.0 million, respectively, was classified as other non-current liabilities. As of April 30, 2022 and 2021, $5.6 million and $4.5 million, respectively, were included in accrued expenses on the accompanying consolidated balance sheets. In addition, as of April 30, 2022 and 2021, $571,000 and $614,000, respectively, of workers’ compensation recoverable was classified as other assets. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates.

The following table summarizes the activity in the workers’ compensation, product liability, municipal liability, and medical/dental reserves in the fiscal years ended April 30, 2022 and 2021 (in thousands):

	For the Year Ended April 30,
	2022	2021
Beginning balance	$9,469	$9,011
Additional provision charged to expense	719	2,484
Payments	(1,512)	(2,026)
Ending balance	$8,676	$9,469

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability, municipal liability, workers’ compensation, and other matters when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable. As of April 30, 2022 and 2021, we had accrued reserves for product and municipal litigation liabilities of $3.7 million and $4.0 million, respectively (of which $895,000 and $2.9 million, respectively, was non-current), consisting entirely of expected legal defense costs. In addition, as of April 30, 2022, we did not record any receivables from insurance carriers related to these liabilities. Prior to fiscal 2022, we had recorded receivables from insurance carriers related to these liabilities of $1.9 million, nearly all of which has been classified as other assets.

13. Stockholders’ Equity

Treasury Stock

On March 2, 2021, our board of directors authorized the repurchase of $100.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until March 1, 2022. Pursuant to this authorization, during fiscal 2021, we purchased 3,380,447 shares of our common stock for $60.0 million, utilizing cash on hand. During fiscal 2022, we completed this stock repurchase program by purchasing 1,967,420 of our common stock for $40.0 million, utilizing cash on hand. On June 15, 2021, our board of directors authorized the repurchase of an additional $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until August 2022. Pursuant to this authorization, during fiscal 2022, we completed this repurchase program by purchasing 2,788,152 shares of our common stock for $50.0 million, utilizing cash on hand.

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

The number of shares and weighted average exercise prices of options for the fiscal years ended April 30, 2022, 2021, and 2020 are as follows:

	For the Year Ended April 30,
	2022		2021		2020
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	—	—	200,667	$7.70	267,761	$6.76
Exercised during the period	—	—	(200,667)	7.67	(67,094)	3.97
Options outstanding, end of period	—	—	—	—	200,667	$7.70
Weighted average remaining contractual life	—		—		0.43 years
Options exercisable, end of period	—	—	—	—	200,667	$7.70
Weighted average remaining contractual life	—		—		0.43 years

As of April 30, 2022, there were 3,969,345 shares available for grant under the 2013 Incentive Stock Plan. We use our unissued share pool for all shares issued for options, restricted stock awards, or RSUs, performance share units, performance-based restricted stock units, or PSUs, and shares issued under our Employee Stock Purchase Plan, or ESPP.

There were no outstanding and exercisable stock options as of April 30, 2022 and 2021. The aggregate intrinsic value of outstanding and exercisable stock options as of April 30, 2020 was $356,000. The aggregate intrinsic value of the options exercised for the years ended April 30, 2021 and 2020 was $2.9 million and $260,000, respectively.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock compensation expense by line item for the fiscal years ended April 30, 2022, 2021, and 2020 (in thousands):

	For the Year Ended April 30,
	2022	2021	2020
Cost of sales	$809	$740	$667
Research and development	61	71	79
Selling and marketing	844	767	155
General and administrative	2,822	3,128	1,456
Total stock-based compensation	$4,536	$4,706	$2,357

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

In connection with the spin-off of AOUT, we adjusted outstanding RSU awards in accordance with the terms of the Employee Matters Agreement between us and AOUT. For directors and certain executives, a pro rata number of RSUs were issued of AOUT RSUs with terms that matched original SWBI RSU. For all other employees, we adjusted the underlying shares of outstanding RSUs to preserve the intrinsic value of the awards immediately before the spin-off. The adjustment of the underlying shares was determined using a ratio based on the relative values of the SWBI pre-distribution stock value and the SWBI post-distribution stock value. The outstanding awards continue to vest over their original vesting periods. During the fiscal year ended April 30, 2022 and 2021, we recognized expense of $147,000 and $738,000, respectively, relating to total incremental compensation cost.

We grant PSUs to our executive officers. At the time of grant, we calculate the fair value of our PSUs using the Monte-Carlo simulation. We incorporate the following variables into the valuation model:

	For the Year Ended April 30,
	2022	2021	2020
Grant date fair market value
Smith & Wesson Brands, Inc	$18.67	$ 16.99 - 17.27	$7.80
Russell 2000 Index	$2,277.45	$ 1,526.46 - 1,571.21	$1,138.78
Volatility (a)
Smith & Wesson Brands, Inc	62.33%	59.09% - 61.34%	54.02%
Russell 2000 Index	30.69%	27.62% - 29.27%	24.66%
Correlation coefficient (b)	0.154	0.1242 - 0.1302	0.11
Risk-free interest rate (c)	0.33%	0.16% - 0.22%	0.35%
Dividend yield (d)	1.07%	0.95%	0%

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
(d)
We did not pay dividends in fiscal 2020.

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

During the fiscal year ended April 30, 2022, we granted 73,913 PSUs to certain of our executive officers and a former executive officer. We also granted 184,767 service-based RSUs during the year ended April 30, 2022, including 65,518 RSUs to certain of our executive officers and a former executive officer, 42,702 RSUs to our directors, and 76,547 RSUs to non-executive officer employees.

During the fiscal year ended April 30, 2022, we canceled 44,529 service-based RSUs as a result of the service period condition not being met. We canceled 40,869 PSUs as a result of the service period condition not being met. We delivered 365,736 shares of common stock to current employees under vested RSUs with a total market value of $7.5 million. In addition, in connection with a 2018 grant, we vested 86,400 market-condition PSUs to certain of our executive officers and a former executive officer, which resulted from achieving the maximum performance of 200.0% of target for the original 43,200 PSUs granted. Related to this same grant, we released 2,814 market-condition PSUs to cover tax obligations as a result of the vesting.

During the fiscal year ended April 30, 2021, we granted 36,308 PSUs to certain of our executive officers. We also granted 234,007 service-based RSUs during the year ended April 30, 2021, including 68,461 RSUs to certain of our executive officers, 25,570 RSUs to our directors, and 139,976 RSUs to non-executive officer employees.

During the fiscal year ended April 30, 2021, we canceled 88,365 service-based RSUs, of which 57,547 RSUs was a result of the Separation, and 30,818 RSUs was as a result of the service period condition not being met. We canceled 92,500 PSUs of which 28,800 PSUs was a result of the spin-off and 63,700 was a result of the three-year stock performance targets were not being achieved. We delivered 50,200 shares of common stock to our former chief financial officer under vested PSUs with a total market value of $1.3 million, under the terms of his retirement. We delivered 357,345 shares of common stock to current employees under vested RSUs with a total market value of $5.8 million.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The grant date fair value of RSUs and PSUs that vested in fiscal 2022, 2021, and 2020 was $4.4 million, $5.9 million, and $5.0 million, respectively.

A summary of activity for unvested RSUs and PSUs for fiscal years 2022, 2021, and 2020 is as follows:

	For the Year Ended April 30,
	2022		2021		2020
		Weighted		Weighted		Weighted
	Total # of	Average	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	995,879	$11.14	1,313,974	$10.86	1,631,631	$15.44
Awarded	301,880	18.95	270,315	16.54	578,300	5.75
Vested	(368,550)	11.99	(407,545)	14.57	(296,139)	17.05
Forfeited	(98,396)	12.29	(180,865)	15.18	(599,818)	15.34
RSUs and PSUs outstanding, end of period	830,813	$13.30	995,879	$11.14	1,313,974	$10.86

As of April 30, 2022, there was $2.6 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.3 years.

We had an ESPP that commenced on September 26, 2011, or the 2011 ESPP, which authorized the sale of up to 6,000,000 of our common stock to employees. The 2011 ESPP continued in effect for a term of 10 years and expired with the offering period that ended March 31, 2022. All options and rights to participate in the 2011 ESPP are nontransferable and subject to forfeiture in accordance with the 2011 ESPP guidelines. As of April 30, 2022, we had issued 1,948,334 shares of common stock under the 2011 ESPP, all of which were purchased prior to April 30, 2022. During fiscal 2022, 2021, and 2020, 128,422, 204,482, and 380,209 shares were purchased under the 2011 ESPP, respectively.

On September 27, 2021, our stockholders approved our 2021 ESPP, which authorizes the sale of up to 3,000,000 shares of our common stock to employees. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value, or FMV, per share of our common stock on any purchase date is less than the FMV per share on the start date of a 12-month offering period, then that offering period will automatically terminate, and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the FMV on the first day of the offering period or the FMV on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is 12,500 shares, or a total of $25,000 in shares, based on the FMV on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our board of directors in its discretion, or (c) March 31, 2022. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During fiscal 2022, there were no shares issued under this plan.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following assumptions were used in valuing our ESPP purchases during the years ended April 30, 2022, 2021, and 2020:

	For the Year Ended April 30,
	2022	2021	2020
Risk-free interest rate	0.682%	0.08%	1.24%
Expected term (a)	6 months	6 months	4 & 6 months
Expected volatility	60.62%	70.93%	63.6%
Dividend yield (b)	1.85%	1.17%	0%

____________________________

(a)
The 2nd purchase period of 2020 was abbreviated because of the timing of the spin-off of our outdoor products and accessories business.
(b)
We did not pay dividends in fiscal 2020.

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table). The total stock-based compensation expense, including stock options, purchases under our ESPP, and RSU and PSU awards, was $4.5 million, $4.7 million, and $2.4 million, for fiscal years 2022, 2021, and 2020, respectively.

14. Employer Sponsored Benefit Plans

Contributory Defined Investment Plan — We offer two contributory defined investment plans covering substantially all employees, subject to service requirements. Employees may contribute up to 100% of their annual pay, depending on the plan. We generally make discretionary matching contributions of up to 50% of the first 6% of employee contributions to the plan. We contributed $2.9 million, $2.9 million, and $2.3 million for the fiscal years ended April 30, 2022, 2021, and 2020, respectively.

Non-Contributory Profit Sharing Plan — We have a non-contributory profit sharing plan covering substantially all of our employees. Employees become eligible on May 1 following the completion of a full fiscal year of continuous service. Our contributions to the plan are discretionary. For fiscal 2022, we plan to contribute approximately $13.5 million, which has been recorded in general and administrative costs. We contributed $14.4 million and $2.2 million for the fiscal years ended April 30, 2021 and 2020, respectively. Contributions are funded after the fiscal year-end.

15. Income Taxes

Income tax expense/(benefit) from continuing operations consisted of the following (in thousands):

	For the Year Ended April 30,
	2022	2021	2020
Current:
Federal	$52,843	$64,417	$9,877
State	7,174	9,530	1,841
Total current	60,017	73,947	11,718
Deferred:
Federal	(1,889)	358	(164)
State	(236)	89	(32)
Total deferred	(2,125)	447	(196)
Total income tax expense	$57,892	$74,394	$11,522

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the provision for income taxes from continuing operations at the statutory rate of 21% to the provision/(benefit) in the consolidated financial statements (in thousands):

	For the Year Ended April 30,
	2022	2021	2020
Federal income taxes expected at the statutory rate	$53,001	$66,773	$8,233
State income taxes, less federal income tax benefit	5,503	7,685	1,628
Stock compensation	(749)	(578)	1,077
Business meals and entertainment	118	115	257
Research and development tax credit	(300)	(297)	(496)
Non-deductible separation expenses	—	195	688
Other	319	501	135
Total income tax expense	$57,892	$74,394	$11,522

Deferred tax assets and liabilities related to temporary differences consisted of the following (in thousands):

	For the Years Ended April 30,
	2022	2021
Deferred Tax Assets
Inventory reserves	5,187	4,508
Accrued expenses, including compensation	4,138	4,952
Net operating loss carryforwards and tax credits	3,168	3,189
Operating lease liability	866	1,132
Product liability	614	263
Workers' compensation	567	497
State bonus depreciation	787	888
Warranty reserve	1,111	1,303
Stock-based compensation	1,356	1,517
Other	973	1,292
Total deferred tax assets before valuation allowance	18,767	19,541
Valuation allowance	(3,086)	(3,297)
Net deferred tax assets	15,681	16,244
Deferred Tax Liabilities
Operating lease right-of-use assets	(806)	(1,091)
Property, plant & equipment	(12,049)	(13,994)
Intangible assets	(1,186)	(914)
Other	(419)	(1,149)
Total deferred tax liabilities	(14,460)	(17,148)
Net Deferred Tax Asset/(Liability)	1,221	(904)

We had no federal net operating losses as of April 30, 2022.

We had $17.7 million in state net operating loss carryforwards as of both April 30, 2022 and 2021. The state net operating loss carryforwards will expire between April 30, 2027 and April 30, 2040. We had $2.9 million of state tax credit carryforwards as of April 30, 2022 and 2021. The state tax credit carryforwards will expire between April 30, 2023 and April 30, 2025, with certain of these credits having no expiration date.

As of both April 30, 2022 and 2021, valuation allowances of $904,000 and $2.3 million were provided on our deferred tax assets for state net operating loss carryforwards and state tax credits, respectively, that we do not anticipate using prior to expiration.

The income tax provisions represent effective tax rates of 22.9% and 23.4% for the fiscal year ended April 30, 2022 and 2021, respectively.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

With limited exception, we are subject to U.S. federal, state, and local income tax audits by tax authorities for fiscal years subsequent to April 30, 2018.

At April 30, 2022 and 2021, we have not recorded any unrecognized tax benefits. We maintain an accounting policy of recording interest and penalties, if applicable, related to uncertain tax positions as a component of income taxes. As of April 30, 2022 and 2021, there were no interest and penalties accrued.

16. Commitments and Contingencies

Litigation

In January 2018, Gemini Technologies, Incorporated, or Gemini, commenced an action against us in the U.S. District Court for the District of Idaho, or the District Court. The complaint alleges, among other things, that we breached the earn-out and other provisions of the asset purchase agreement and ancillary agreements between the parties in connection with our acquisition of the Gemtech business from Gemini. The complaint seeks a declaratory judgment interpreting various terms of the asset purchase agreement and damages in the sum of $18.6 million. In May 2018, the District Court dismissed the complaint on the grounds of forum non conveniens. In June 2018, Gemini appealed the decision dismissing its complaint to the U.S. Court of Appeals for the Ninth Circuit, or the Ninth Circuit. In July 2019, the Ninth Circuit reversed the dismissal and remanded the case to the District Court to perform a traditional forum non conveniens analysis. In September 2019, the parties stipulated that they do not contest that the venue is proper in the District of Idaho. In November 2019, we filed an answer to Gemini’s complaint and a counterclaim against Gemini and its stockholders at the time of the signing of the asset purchase agreement. Plaintiffs amended their complaint to add a claim of fraud in the inducement. In September 2021, Gemini filed a motion for summary judgment seeking to dismiss our counterclaim. In October 2021, we filed our opposition to Gemini’s motion. No decision has issued to date. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action

We are a defendant in seven product liability cases and are aware of three other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed in August 1999 by the city of Gary, Indiana, or the City, against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. In January 2018, the Lake Superior Court, County of Lake, Indiana granted defendants’ Motion for Judgment on the Pleadings, dismissing the case in its entirety. In February 2018, plaintiffs appealed the dismissal to the Indiana Court of Appeals. In May 2019, the Indiana Court of Appeals issued a decision, which affirmed in part and reversed in part and remanded for further proceedings, the trial court’s dismissal of the City’s complaint. In July 2019, defendants filed a Petition to Transfer jurisdiction to the Indiana Supreme Court. In November 2019, the Indiana Supreme Court denied our petition to transfer and the case was returned to the trial court. Discovery remains ongoing.

In May 2018, we were named in an action related to the Parkland, Florida shooting that was filed in the Circuit Court, Broward County, Florida seeking a declaratory judgment that a Florida statute that provides firearm manufacturers and dealers immunity from liability when their legally manufactured and lawfully sold firearms are later used in criminal acts applies only to civil actions commenced by governmental agencies, not private litigants. In August 2018, we moved to dismiss the complaint on the grounds that it seeks an impermissible advisory opinion. In December 2018, the court granted defendants’ motion to dismiss without prejudice and granted plaintiffs leave to amend their complaint. Later in December 2018, plaintiffs filed a Second Amended Complaint for Declaratory Relief and defendants filed a Motion to Dismiss Plaintiffs’ Second Amended Complaint. In November 2019, the court granted defendants’ motion to dismiss plaintiffs’ second amended complaint, with prejudice. In June 2021, upon plaintiffs’ motion, the Fourth District Court of Appeal of the State of Florida, or the Court of Appeal, ruled that the Circuit Court’s order dismissing the case was not “final and appealable,” and ordered the Circuit Court to enter a final order of dismissal. In July 2021, plaintiffs Frederic and Jennifer Guttenberg filed a notice of appeal to the Court of Appeal. Briefing in the Court of Appeal is complete. Oral argument is set for July 12, 2022.

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

In May 2020, we were named in an action related to the Chabad of Poway synagogue shooting that took place in April 2019. The complaint was filed in the Superior Court of the State of California, for the County of San Diego – Central, and asserts claims against us for product liability, unfair competition, negligence, and public nuisance. The plaintiffs allege they were present at the synagogue on the day of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory and punitive damages, attorneys’ fees, and injunctive relief. In September 2020, we filed a demurrer and motion to strike, seeking to dismiss plaintiffs’ complaint. In July 2021, the court granted our motion in part, and reversed it in part, ruling that: (1) the PLCAA barred plaintiffs’ product liability action; (2) plaintiffs did not have standing to maintain an action under the Unfair Competition Law for personal injury related damages, but giving plaintiffs leave to amend to plead an economic injury; and (3) the PLCAA did not bar plaintiffs’ ordinary negligence and public nuisance actions because plaintiffs had alleged that we violated 18 U.S.C. Section 922(b)(4), which generally prohibits the sale of fully automatic “machineguns.” In August 2021, we filed a Petition for Writ of Mandate in the Court of Appeal of the state of California, Fourth Appellate District, Division One. In September 2021, the Court of Appeal denied our appeal. On February 22, 2022, the court consolidated the case with three related cases, in which we are not a party. On March 11, 2022, the court granted our motion, dismissing plaintiffs’ Unfair Competition Law claim, without further leave to amend. Discovery is ongoing.

We are a defendant in an action filed in the U.S. District Court for the District of Massachusetts. On August 4, 2021, the Mexican Government filed an action against several U.S.-based firearms manufacturers and a firearms distributor, claiming defendants design, market, distribute, and sell firearms in ways they know routinely arm the drug cartels in Mexico. Plaintiff alleges, among other claims, negligence, public nuisance, design defect, unjust enrichment and restitution against all defendants and violation of the Massachusetts Consumer Protection Act against us alone, and is seeking monetary damages and injunctive relief. In November 2021, defendants filed motions to dismiss plaintiff's complaint. On January 31, 2022, plaintiff filed its oppositions to our motions. Several amicus briefs were also filed with the court. On April 12, 2022, a hearing was held on defendants’ motions to dismiss.

We are a defendant in a putative class action filed on January 12, 2022, in the Circuit Court of the Eighteenth Judicial Circuit Dupage County, Illinois. The action claims damages for alleged violations of consumer protection laws, breach of implied warranty of merchantability, unjust enrichment, and negligence. Plaintiff is seeking to certify a claim on behalf of all persons who purchased an M&P12 shotgun manufactured by us prior to October 15, 2021. On May 27, 2022, plaintiff voluntarily dismissed the case without prejudice.

We believe that the various allegations as described above are unfounded, and, in addition, that any incident and any results from them or any injuries were due to negligence or misuse of the firearm by the claimant or a third party.

On March 9, 2022, two plaintiffs, on behalf of a proposed class of current and former employees and temporary workers who worked at our Springfield facility from November 2018 to the present, filed a claim alleging non-payment of wages and overtime, in violation of the Massachusetts Wage Act and Massachusetts Fair Wage Act. The case has not been certified as a class action. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action.

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

For the fiscal years ended April 30, 2022, 2021, and 2020, we paid $729,000, $606,000, and $584,000, respectively, in defense and administrative costs relative to product liability and municipal litigation. In addition, during the fiscal year ended April 30, 2022, we had no costs related to settlement fees for product liability cases. For the fiscal years ended April 30, 2021 and 2020, we spent an aggregate of $65,000 and $3,000, respectively, in settlement fees related to product liability cases.

We have recorded our liability for defense costs before consideration for reimbursement from insurance carriers. We have also recorded the amount due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets.

We recognize gains and expenses for changes in our product liability provisions and municipal litigation liabilities. In fiscal 2022, we recorded expense of $1,161,000; in fiscal 2021, we recorded expense of $388,000; and in fiscal 2020, we recorded expense of $892,000.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As part of the Relocation, we intend to vacate and sublease our Missouri distribution facility. We have received indications of interest from potential third-party sublessees, and we believe that we will not incur an impairment associated with this lease. Assets associated with our assembly operations in Massachusetts and distribution operations in Missouri continue to be fully utilized, and we intend to either move those assets to Tennessee at the appropriate time or sell or sublease those assets that will not be moved. Consequently, as of April 30, 2022, we do not believe we have an impairment with the building or assets. Subsequent to the Relocation, our Massachusetts facility will continue to remain an important part of our manufacturing activities with significant portions of the operations being unaffected by the Relocation.

In addition, at or near the conclusion of our Connecticut building lease in May 2024, we intend to relocate a portion of our plastic injection molding operations to Tennessee and will evaluate selling the remaining molding operations utilized in our Connecticut operations to a third party. As of April 30, 2022, all plastic injection molding machinery and equipment was being utilized and therefore, we could not determine an estimated range of reasonably possible losses associated with any impairment of such assets because we have not yet determined which assets will be sold.

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

As of April 30, 2022, and 2021, we did not have an open environmental reserve recorded in our consolidated balance sheet.

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
17. Restructuring

As a result of the Relocation, $10.2 million of restructuring charges were recorded in the fiscal year ended April 30, 2022. Of this, $5.7 million is reflected in selling, general and administrative expenses, $3.4 million in cost of goods sold, and $1.1 million in marketing and distribution. There were no costs associated with the Relocation recorded in the fiscal years ended April 30, 2021 and 2020.

The components of the restructuring charges recorded in our consolidated income statement are as follows:

	For the Years Ended April 30,
	2022	2021	2020
Severance and employee-related benefits (a)	$6,187,558	$—	$—
Consulting services	3,627,710	$—	$—
Employee relations	368,484	$—	$—
Office rent and equipment	60,906	$—	$—
Total restructuring expense	$10,244,658	$—	$—

____________________________

(a)
None of these amounts have been paid as of April 30, 2022, and the balance has been recorded in accrued payroll and incentives on our balance sheet.