Form 10-Q
period 2022-07-31
SMITH & WESSON BRANDS, INC.
filed 2022-09-08
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

The registrant had 45,774,553 shares of common stock, par value $0.001, outstanding as of September 6, 2022.

SMITH & WESSON BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended July 31, 2022 and 2021

Smith & Wesson®, S&W®, M&P®, M&P Shield®, Performance Center®, Airlite®, Airweight®, American Guardians®, America’s Master Gunmaker®, Armornite®, Arrow®, Aurora®, Aurora-II®, Blast Jacket®, Bodyguard®, Carry Comp®, Chiefs Special®, Club 1852®, Compass®, Competitor®, Contender®, CSX®, Dagger®, Dimension®, Encore®, E-Series®, EZ®, Flextech®, G-Core®, Gemtech®, Gemtech Suppressors®, Gemtech World-Class Silencers®, GM®, GMT-Halo®, Governor®, Integra®, Lady Smith®, Lever Lock®, LOC®, Lunar®, M2.0®, Mag Express®, Magnum®, Maxi-Hunter®, Mist-22®, Mountain Gun®, Number 13®, PC®, Power Rod®, Protected by Smith & Wesson®, Put A Legend On Your Line®, QLA®, Quick Load Accurizer®, Quickmount®, Shield®, Silencer Subsonic®, Smith & Wesson Collectors Association®, Smith & Wesson Performance Center®, Smith & Wesson Precision Components®, Speed Breech®, Speed Breach XT®, SW22 Victory®, Swing Hammer®, T/C®, T/CR22®, T17®, The Professional’s Choice for Decades®, The S&W Bench®, The Sigma Series®, Thompson/Center®, Trek®, Triumph®, U-View®, Viper®, Weather Shield®, and World Class Silencers® are some of the registered U.S. trademarks of our company or one of our subsidiaries. C.O.R.E.™, SW Equalizer™, GM-S1™, Redux™, Oath™, Nerve™, Empowering Americans™, GunSmarts™, S&W500™, SD™, SDVE™, Sport™, SW1911™, Volunteer™, Cheap Shot™, Impact!™, Impact!SB™, Katahdin™, Maxi-Ball™, Natural Lube 1000 Plus™, Pro Hunter™, Pro Hunter FX™, Pro Hunter XT™, Quickshot™, Speed Shot™, Strike™, Super Glide™, Venture™, Alpine™, One™, Patrolman™, and Tracker™ are some of the unregistered trademarks of our company or one of our subsidiaries. This report also may contain trademarks and trade names of other companies.

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements that we plan to move our headquarters and certain of our manufacturing operations to a new facility being constructed in Maryville, Tennessee; regarding the impact, if any, of recently issued accounting standards on our consolidated financial statements; lease payments for future periods; estimated amortization expense of intangible assets for future periods; the outcome of the lawsuits to which we are subject and their effect on us; our belief that the claims asserted by Gemini (as defined herein), the Mexican Government and plaintiffs in a putative class action in actions against us have no merit and that we intend to aggressively defend these actions; our belief with respect to the various matters described in the Litigation section, that the allegations are unfounded and that any incident and any results from them or any injuries were due to negligence or misuse of the firearm by the claimant or a third party; our belief that our accruals for product liability cases and claims are a reasonable quantitative measure of the cost to us of product liability cases and claims; our belief that we have provided adequate accruals for defense costs; our intention in connection with the Project Agreement (as defined herein) to incur, or cause to be incurred, no less than $120.0 million in aggregate capital expenditures on or before December 31, 2025, create no less than 620 new jobs, and sustain an average hourly wage of at least $25.97 at the facility; our intention, as part of the Relocation (as defined herein), to vacate and sublease our Missouri distribution facility; our belief that we will not incur an impairment associated with the lease associated with our Missouri distribution facility; our intention, with respect to assets associated with our assembly operations in Massachusetts and distribution operations in Missouri, to either move those assets to Tennessee at the appropriate time or sell or sublease those assets that will not be moved; that subsequent to the Relocation, our Massachusetts facility will continue to remain an important part of our manufacturing activities with significant portions of the operations being unaffected by the Relocation; our intention, at or near the conclusion of our Connecticut building lease in May 2024, to relocate a portion of the plastic injection molding operations to Tennessee and evaluate selling the remaining molding operations utilized in our Connecticut operations to a third party; our expectation to incur capital expenditures in connection with the construction and equipping of the new facility in Maryville, Tennessee in an aggregate amount of no less than $120.0 million on or before December 31, 2025; our belief that a pull forward of our products will correct in the coming quarters as channel inventory continues to normalize and as we launch new products; our inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results; our expectation that our inventory levels will slightly increase in the short term but will decline by the end of the fiscal year due to normal seasonality; our expectation on spending for capital expenditures in fiscal 2023, including spending related to the Relocation; factors affecting our future capital requirements; availability of equity or debt financing on acceptable terms, if at all; the record date and payment date for our dividend; and our belief that our existing capital resources and credit facilities will be adequate to fund our operations, including our finance leases and other commitments, for the next 12 months. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q reflect our views as of the date hereof about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among other, economic, social, political, legislative, and regulatory factors; the potential for increased regulation of firearms and firearm-related products; actions of social activists that could have an adverse effect on our business; the impact of lawsuits; the demand for our products; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns, including the impact of inflationary pressures; our competitive environment; the supply, availability, and costs of raw materials and components; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to effectively manage and execute the Relocation; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; our penetration rates in new and existing markets; our strategies; our ability to maintain and enhance brand recognition and reputation; our ability to introduce new products; the success of new products; our ability to expand our markets; our ability to integrate acquired businesses in a successful manner; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, or the Fiscal 2022 Form 10-K.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	July 31, 2022	April 30, 2022
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$110,452	$120,728
Accounts receivable, net of allowances for credit losses of $15 on July 31, 2022 and $36 on April 30, 2022	23,781	62,695
Inventories	182,501	136,660
Prepaid expenses and other current assets	8,893	5,569
Income tax receivable	748	1,945
Total current assets	326,375	327,597
Property, plant, and equipment, net	160,793	135,591
Intangibles, net	3,614	3,608
Goodwill	19,024	19,024
Deferred income taxes	1,221	1,221
Other assets	10,229	10,435
Total assets	$521,256	$497,476
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,865	$30,042
Accrued expenses and deferred revenue	24,628	23,482
Accrued payroll and incentives	15,936	17,371
Accrued income taxes	1,829	2,673
Accrued profit sharing	17,031	13,543
Accrued warranty	1,763	1,838
Total current liabilities	115,052	88,949
Finance lease payable, net of current portion	37,323	37,628
Other non-current liabilities	9,435	10,385
Total liabilities	161,810	136,962
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 74,810,967 issued and 45,770,597 shares outstanding on July 31, 2022 and 74,641,439 shares issued and 45,601,069 shares outstanding on April 30, 2022	75	75
Additional paid-in capital	278,297	278,101
Retained earnings	503,376	504,640
Accumulated other comprehensive income	73	73
Treasury stock, at cost (29,040,370 shares on July 31, 2022 and April 30, 2022)	(422,375)	(422,375)
Total stockholders’ equity	359,446	360,514
Total liabilities and stockholders' equity	$521,256	$497,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended July 31,
	2022	2021
	(In thousands, except per share data)
Net sales	$84,394	$274,609
Cost of sales	52,923	144,667
Gross profit	31,471	129,942
Operating expenses:
Research and development	1,673	1,808
Selling, marketing, and distribution	8,027	10,634
General and administrative	17,854	17,614
Total operating expenses	27,554	30,056
Operating income	3,917	99,886
Other income/(expense), net:
Other income/(expense), net	673	660
Interest expense, net	(433)	(544)
Total other income/(expense), net	240	116
Income from operations before income taxes	4,157	100,002
Income tax expense	845	23,120
Net income	$3,312	$76,882
Net income per share:
Basic - net income	$0.07	$1.59
Diluted - net income	$0.07	$1.57
Weighted average number of common shares outstanding:
Basic	45,739	48,394
Diluted	46,102	49,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at April 30, 2021	74,222	$74	$273,431	$325,181	$73	24,285	$(332,375)	$266,384
Stock-based compensation	—	—	1,452	—	—	—	—	1,452
Issuance of common stock under restricted stock unit awards, net of shares surrendered	76	—	(815)	—	—	—	—	(815)
Repurchase of treasury stock	—	—	—	—	—	1,967	(40,000)	(40,000)
Dividends issued	—	—	—	(3,844)	—	—	—	(3,844)
Net income	—	—	—	76,882	—	—	—	76,882
Balance at July 31, 2021	74,298	74	274,068	398,219	73	26,252	(372,375)	300,059

Balance at April 30, 2022	74,641	75	278,101	504,640	73	29,040	(422,375)	360,514
Stock-based compensation	—	—	1,177	—	—	—	—	1,177
Issuance of common stock under restricted stock unit awards, net of shares surrendered	170	—	(981)	—	—	—	—	(981)
Dividends issued	—	—	—	(4,576)	—	—	—	(4,576)
Net income	—	—	—	3,312	—	—	—	3,312
Balance at July 31, 2022	74,811	$75	$278,297	$503,376	$73	29,040	$(422,375)	$359,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended July 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$3,312	$76,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,549	7,466
(Gain)/loss on sale/disposition of assets	(46)	57
Provision for recoveries on notes and accounts receivable	(21)	(56)
Stock-based compensation expense	1,177	1,452
Changes in operating assets and liabilities:
Accounts receivable	38,935	26,300
Inventories	(45,841)	(18,663)
Prepaid expenses and other current assets	(3,324)	(96)
Income taxes	353	21,988
Accounts payable	2,721	(2,443)
Accrued payroll and incentives	(1,435)	(9,114)
Accrued profit sharing	3,488	3,834
Accrued expenses and deferred revenue	1,119	405
Accrued warranty	(75)	(297)
Other assets	206	1,677
Other non-current liabilities	(973)	(305)
Net cash provided by operating activities	7,145	109,087
Cash flows from investing activities:
Payments to acquire patents and software	(94)	(69)
Proceeds from sale of property and equipment	46	70
Payments to acquire property and equipment	(11,538)	(5,769)
Net cash used in investing activities	(11,586)	(5,768)
Cash flows from financing activities:
Payments on finance lease obligation	(278)	(264)
Payments to acquire treasury stock	—	(40,000)
Dividend distribution	(4,576)	(3,844)
Payment of employee withholding tax related to restricted stock units	(981)	(815)
Net cash used in financing activities	(5,835)	(44,923)
Net (decrease)/increase in cash and cash equivalents	(10,276)	58,396
Cash and cash equivalents, beginning of period	120,728	113,017
Cash and cash equivalents, end of period	$110,452	$171,413
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$546	$538
Income taxes	$551	$1,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Supplemental Disclosure of Non-cash Investing Activities:

	For the Three Months Ended July 31,
	2022	2021
	(In thousands)
Purchases of property and equipment included in accounts payable	$21,510	$435

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2022 and 2021

(1) Organization:

We are one of the world’s leading manufacturers and designers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles), handcuffs, suppressors, and other firearm-related products for sale to a wide variety of customers, including firearm enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our products under the Smith & Wesson, M&P, and Gemtech brands. We manufacture our products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut. We store finished good inventory and fulfill customer orders from our distribution center in Columbia, Missouri. We also sell our manufacturing services to other businesses to attempt to level-load our factories. We sell those services under our Smith & Wesson and Smith & Wesson Precision Components brands. We plan to move our headquarters and significant elements of our operations to a new facility being constructed in Maryville, Tennessee. See Note 9 — Commitments and Contingencies, for more information regarding this plan.

(2) Basis of Presentation:

Interim Financial Information – The condensed consolidated balance sheet as of July 31, 2022, the condensed consolidated statements of income for the three months ended July 31, 2022 and 2021, the condensed consolidated statements of changes in stockholders’ equity for the three months ended July 31, 2022 and 2021, and the condensed consolidated statements of cash flows for the three months ended July 31, 2022 and 2021 have been prepared by us without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows for the three months ended July 31, 2022 and for the periods presented, have been included. All intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2022 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Fiscal 2022 Form 10-K. The results of operations for the three months ended July 31, 2022 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2023, or any other period.

(3) Leases:

We lease certain of our real estate, machinery, and equipment under non-cancelable operating lease agreements.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2022 and 2021

The amounts of assets and liabilities related to our operating and financing leases as of July 31, 2022 were as follows (in thousands):

	Balance Sheet Caption	July 31, 2022
Operating Leases
Right-of-use assets		$7,297
Accumulated amortization		(4,010)
Right-of-use assets, net	Other assets	$3,287

Current liabilities	Accrued expenses and deferred revenue	$1,613
Non-current liabilities	Other non-current liabilities	1,925
Total operating lease liabilities		$3,538
Finance Leases
Right-of-use assets		$40,986
Accumulated depreciation		(6,858)
Right-of-use assets, net	Property, plant, and equipment, net	$34,128

Current liabilities	Accrued expenses and deferred revenue	$1,186
Non-current liabilities	Finance lease payable, net of current portion	37,323
Total finance lease liabilities		$38,509

For the three months ended July 31, 2022, we recorded $446,000 of operating lease costs, of which $30,000 related to short-term leases that were not recorded as right-of-use assets. We recorded $523,000 of financing lease amortization and $484,000 of financing lease interest expense for the three months ended July 31, 2022. As of July 31, 2022, our weighted average lease term and weighted average discount rate for our operating leases were 3.0 years and 4.4%, respectively. As of July 31, 2022, our weighted average lease term and weighted average discount rate for our financing leases were 16.3 years and 5.0%, respectively, and consisted primarily of our Missouri distribution facility. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

With the completion of the spin-off of our outdoor products and accessories business on August 24, 2020, or the Separation, we entered into a sublease whereby American Outdoor Brands, Inc., our former wholly owned subsidiary, or AOUT, subleases from us 59.0% of our Missouri distribution facility under the same terms as the master lease. On July 16, 2022, we entered into an amendment to the sublease agreement, increasing the leased space to 64.7% of the facility under the same terms as the master lease. For the three months ended July 31, 2022, we recorded $544,000 of income related to this sublease agreement, which was recorded in other income in our condensed consolidated statements of income.

The following table represents future expected undiscounted cashflows, based on the sublease agreement with AOUT, to be received on an annual basis for the next five years and thereafter, as of July 31, 2022 (in thousands):

Fiscal	Amount
2023	$1,541
2024	2,086
2025	2,123
2026	2,160
2027	2,198
Thereafter	28,658
Total future sublease receipts	38,766
Less amounts representing interest	(10,302)
Present value of sublease receipts	$28,464

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2022 and 2021

Future lease payments for all our operating and finance leases for succeeding fiscal years is as follows (in thousands):

	Operating	Financing	Total
2023	$1,332	$2,310	$3,642
2024	1,650	3,125	4,775
2025	324	3,180	3,504
2026	301	3,236	3,537
2027	272	3,292	3,564
Thereafter	125	42,256	42,381
Total future lease payments	4,004	57,399	61,403
Less amounts representing interest	(466)	(18,890)	(19,356)
Present value of lease payments	3,538	38,509	42,047
Less current maturities of lease liabilities	(1,613)	(1,186)	(2,799)
Long-term maturities of lease liabilities	$1,925	$37,323	$39,248

For the three months ended July 31, 2022, the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $1.1 million.

(4) Notes, Loans Payable, and Financing Arrangements:

Credit Facilities — On August 24, 2020, we and certain of our subsidiaries entered into an amended and restated credit agreement, or the Amended and Restated Credit Agreement, with certain lenders, including TD Bank, N.A., as administrative agent; TD Securities (USA) LLC and Regions Bank, as joint lead arrangers and joint bookrunners; and Regions Bank, as syndication agent. The Amended and Restated Credit Agreement amended and restated our former credit agreement dated as of June 15, 2015. The Amended and Restated Credit Agreement is currently unsecured; however, should any Springing Lien Trigger Event (as defined in the Amended and Restated Credit Agreement) occur, we and certain of our subsidiaries would be required to execute certain documents in favor of TD Bank, N.A. and the lenders party to such documents would have a legal, valid, and enforceable first priority lien on the collateral described therein.

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

As of July 31, 2022, we did not have any borrowings outstanding on the Revolving Line. Had there been borrowings, they would have borne an interest rate of 3.59%, which is equal to the LIBOR rate plus an applicable margin.

The Amended and Restated Credit Agreement contains customary limitations, including limitations on indebtedness, liens, fundamental changes to business or organizational structure, investments, loans, advances, guarantees, and acquisitions, asset sales, dividends, stock repurchases, stock redemptions, and the redemption or prepayment of other debt, and transactions with affiliates. We are also subject to financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of July 31, 2022, we were compliant with all required financial covenants.

Letters of Credit — At July 31, 2022, we had outstanding letters of credit aggregating $2.6 million, which included a $1.5 million letter of credit to collateralize our captive insurance company.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2022 and 2021

(5) Fair Value Measurement:

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $110.5 million and $120.7 million as of July 31, 2022 and April 30, 2022, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

We did not have any Level 2 or Level 3 financial assets or liabilities as of July 31, 2022.

(6) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or net realizable value, as of July 31, 2022 and April 30, 2022 (in thousands):

	July 31, 2022	April 30, 2022
Finished goods	$106,613	$58,460
Finished parts	57,563	62,187
Work in process	6,220	5,304
Raw material	12,105	10,709
Total inventories	$182,501	$136,660

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2022 and 2021

(7) Accrued Expenses and Deferred Revenue:

The following table sets forth other accrued expenses as of July 31, 2022 and April 30, 2022 (in thousands):

	July 31, 2022	April 30, 2022
Accrued taxes other than income	$6,725	$7,008
Accrued employee benefits	3,917	3,705
Accrued other	3,256	3,956
Accrued distributor incentives	3,065	2,917
Accrued rebates and promotions	2,721	1,243
Accrued professional fees	2,142	1,997
Current portion of operating lease obligation	1,613	1,495
Current portion of finance lease obligation	1,186	1,158
Deferred revenue	3	3
Total accrued expenses and deferred revenue	$24,628	$23,482

(8) Stockholders’ Equity:

Treasury Stock

On March 2, 2021, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions. During fiscal 2021, we repurchased 3,380,447 shares of our common stock for $60.0 million under this authorization. During the three months ended July 31, 2021, we completed this stock repurchase program by repurchasing 1,967,420 shares of our common stock for $40.0 million, utilizing cash on hand. On June 15, 2021, our Board of Directors authorized the repurchase of an additional $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions. As of July 31, 2021, there were no purchases under this authorization; however, this authorization was completed during fiscal 2022. There were no common stock purchases through the three months ended July 31, 2022, nor were there any unfulfilled authorizations.

Earnings per Share

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended July 31, 2022 and 2021 (in thousands, except per share data):

	For the Three Months Ended July 31,
	2022			2021
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$3,312	45,739	$0.07	$76,882	48,394	$1.59
Effect of dilutive stock awards	—	363	—	—	656	—
Diluted earnings	$3,312	46,102	$0.07	$76,882	49,050	$1.57

For the three months ended July 31, 2022, the amount of restricted stock units, or RSU's, excluded from the computation of diluted earnings per share was 18,641 because the effect would be antidilutive. All of our outstanding shares were included in the computation of diluted earnings per share for the three months ended July 31, 2021.

Incentive Stock and Employee Stock Purchase Plans

In September 2013, our Board of Directors approved the 2013 Incentive Stock Plan under which employees and non-employees may be granted stock options, restricted stock awards, restricted stock units, stock appreciation rights, and bonus stock awards.

In July 2022, our Board of Directors approved the Smith & Wesson Brands, Inc. 2022 Incentive Stock Plan under which employees and non-employees may be granted stock options, restricted stock awards, restricted stock units, stock appreciation rights, and bonus stock awards. Our stockholders will be asked to approve this plan at our annual meeting of stockholders on September 12, 2022.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2022 and 2021

We have an Employee Stock Purchase Plan, or the ESPP, under which each participant is granted an option to purchase our common stock at a discount on each subsequent exercise date during the offering period (as such terms are defined in the ESPP) in accordance with the terms of the ESPP.

The total stock-based compensation expense, including stock options, purchases under our ESPP, RSUs, and performance-based RSUs, or PSUs, was $1.2 million and $1.5 million for the three months ended July 31, 2022 and 2021, respectively. We include stock-based compensation expense in cost of sales, sales and marketing, research and development, and general and administrative expenses.

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

We grant PSUs to our executive officers and, from time to time, certain management employees who are not executive officers. The PSUs vest, and the fair value of such PSUs will be recognized, over the corresponding three-year performance period.

During the three months ended July 31, 2022, we granted an aggregate of 229,721 RSUs, including 157,227 RSUs to non-executive officer employees and 72,494 RSUs to our executive officers. During the three months ended July 31, 2022, we granted 108,736 PSUs to certain of our executive officers. During the three months ended July 31, 2022, we cancelled 2,472 RSUs as a result of the service conditions not being met. In connection with the vesting of RSUs, during the three months ended July 31, 2022, we delivered common stock to our employees and directors, including our executive officers, with a total market value of $2.2 million. In connection with a 2018 grant, which vested in fiscal 2022, we delivered market-condition PSUs to certain of our executive officers and a former executive officer with a total market value of $1.2 million. In addition, in connection with a 2019 grant, 57,600 PSUs vested to certain of our executive officers and a former executive officer, which resulted from achieving the maximum performance of 200.0% of target for the original 28,800 PSUs granted.

During the three months ended July 31, 2021, we granted an aggregate of 126,430 RSUs, including 66,441 RSUs to non-executive officer employees and 49,277 RSUs to our executive officers. During the three months ended July 31, 2021, we granted 73,913 PSUs to certain of our executive officers. During the three months ended July 31, 2021, we cancelled 1,502 RSUs as a result of the service conditions not being met. In connection with the vesting of RSUs, during the three months ended July 31, 2021, we delivered common stock to our employees and directors, including our executive officers, with a total market value of $2.2 million. In addition, in connection with a 2018 grant, we vested 86,400 market-condition PSUs to certain of our executive officers and a former executive officer, which resulted from achieving the maximum performance of 200.0% of target for the original 43,200 PSUs granted.

A summary of activity for unvested RSUs and PSUs for the three months ended July 31, 2022 and 2021 is as follows:

	For the Three Months Ended July 31,
	2022		2021
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	830,813	$13.30	995,879	$10.65
Awarded (a)	367,257	13.70	243,543	16.45
Vested	(238,444)	12.72	(115,763)	13.42
Forfeited	(2,472)	15.47	(1,502)	12.07
RSUs and PSUs outstanding, end of period	957,154	$13.60	1,122,157	$11.62

——————————

(a)
Includes 28,800 and 43,200 PSUs vested during the three months ended July 31, 2022 and 2021, respectively, in connection with achieving maximum performance targets for the 2019 and 2018 grants, respectively.

As of July 31, 2022, there was $5.4 million of unrecognized compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average remaining contractual term of 1.7 years.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2022 and 2021

(9) Commitments and Contingencies:

Litigation

In January 2018, Gemini Technologies, Incorporated, or Gemini, commenced an action against us in the U.S. District Court for the District of Idaho, or the District Court. The complaint alleges, among other things, that we breached the earn-out and other provisions of the asset purchase agreement and ancillary agreements between the parties in connection with our acquisition of the Gemtech business from Gemini. The complaint seeks a declaratory judgment interpreting various terms of the asset purchase agreement and damages in the sum of $18.6 million. In May 2018, the District Court dismissed the complaint on the grounds of forum non conveniens. In June 2018, Gemini appealed the decision dismissing its complaint to the U.S. Court of Appeals for the Ninth Circuit, or the Ninth Circuit. In July 2019, the Ninth Circuit reversed the dismissal and remanded the case to the District Court to perform a traditional forum non conveniens analysis. In September 2019, the parties stipulated that they do not contest that the venue is proper in the District of Idaho. In November 2019, we filed an answer to Gemini’s complaint and a counterclaim against Gemini and its stockholders at the time of the signing of the asset purchase agreement. Plaintiffs amended their complaint to add a claim of fraud in the inducement. In September 2021, Gemini filed a motion for summary judgment seeking to dismiss our counterclaim. In October 2021, we filed our opposition to Gemini’s motion. On June 27, 2022, the court denied Gemtech's motion for summary judgment. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action

We are a defendant in seven product liability cases and are aware of seven other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed in August 1999 by the city of Gary, Indiana, or the City, against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. In January 2018, the Lake Superior Court, County of Lake, Indiana granted defendants’ Motion for Judgment on the Pleadings, dismissing the case in its entirety. In February 2018, plaintiffs appealed the dismissal to the Indiana Court of Appeals. In May 2019, the Indiana Court of Appeals issued a decision, which affirmed in part and reversed in part and remanded for further proceedings, the trial court’s dismissal of the City’s complaint. In July 2019, defendants filed a Petition to Transfer jurisdiction to the Indiana Supreme Court. In November 2019, the Indiana Supreme Court denied our petition to transfer and the case was returned to the trial court. Discovery remains ongoing.

In May 2018, we were named in an action related to the Parkland, Florida shooting that was filed in the Circuit Court, Broward County, Florida seeking a declaratory judgment that a Florida statute that provides firearm manufacturers and dealers immunity from liability when their legally manufactured and lawfully sold firearms are later used in criminal acts applies only to civil actions commenced by governmental agencies, not private litigants. In August 2018, we moved to dismiss the complaint on the grounds that it seeks an impermissible advisory opinion. In December 2018, the court granted defendants’ motion to dismiss without prejudice and granted plaintiffs leave to amend their complaint. Later in December 2018, plaintiffs filed a Second Amended Complaint for Declaratory Relief and defendants filed a Motion to Dismiss Plaintiffs’ Second Amended Complaint. In November 2019, the court granted defendants’ motion to dismiss plaintiffs’ second amended complaint, with prejudice. In June 2021, upon plaintiffs’ motion, the Fourth District Court of Appeal of the State of Florida, or the Court of Appeal, ruled that the Circuit Court’s order dismissing the case was not “final and appealable,” and ordered the Circuit Court to enter a final order of dismissal. In July 2021, plaintiffs Frederic and Jennifer Guttenberg filed a notice of appeal to the Court of Appeal. Briefing in the Court of Appeal is complete. Oral argument was held on July 12, 2022. No decision has been issued to date.

We are a defendant in a putative class proceeding before the Ontario Superior Court of Justice in Toronto, Canada that was filed in December 2019. The action claims CAD$50 million in aggregate general damages, CAD$100 million in aggregate punitive damages, special damages in an unspecified amount, together with interest and legal costs. The named plaintiffs are two victims of a shooting that took place in Toronto in July 2018 and their family members. One victim was shot and injured during the shooting. The other victim suffered unspecified injuries while fleeing the shooting. The plaintiffs are seeking to certify a claim on behalf of classes that include all persons who were killed or injured in the shooting and their immediate family members. The plaintiffs allege negligent design and public nuisance. The case has not been certified as a class action. In July 2020, we filed a Notice of Motion for an order striking the claim and dismissing the action in its entirety. In February 2021, the court granted our motion in part, and dismissed the plaintiffs’ claims in public nuisance and strict liability. The court declined to strike the negligent design claim, and ordered that the claim proceed to a certification motion. In March 2021, we filed a motion for leave to appeal the court’s refusal to strike the negligent design claim with the Divisional Court, Ontario Superior Court of Justice. In July 2021, plaintiffs filed a motion to stay our motion for leave to appeal with the Divisional Court, on grounds that appeal is premature. In November 2021, the Divisional Court granted plaintiffs' motion, staying our motion for leave to appeal until 30 days after the decision on the balance of plaintiffs' certification motion. Plaintiffs’ certification motion, which had been scheduled for December 2022, has been extended by the court to allow plaintiffs to file further evidence in support of certification.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2022 and 2021

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

On March 9, 2022, two plaintiffs, on behalf of a proposed class of current and former employees and temporary workers who worked at our Springfield facility from November 2018 to the present, filed a claim alleging non-payment of wages and overtime in violation of the Massachusetts Wage Act and Massachusetts Fair Wage Act. The case has not been certified as a class action. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action.

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

For the Three Months Ended July 31, 2022 and 2021

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

As part of the Relocation, we intend to vacate and sublease our Missouri distribution facility. We have received indications of interest from potential third-party sublessees, and we believe that we will not incur an impairment associated with this lease. Assets associated with our assembly operations in Massachusetts and distribution operations in Missouri continue to be fully utilized, and we intend to either move those assets to Tennessee at the appropriate time or sell or sublease those assets that will not be moved. Consequently, as of July 31, 2022, we do not believe we have an impairment related to the building or assets. Subsequent to the Relocation, our Massachusetts facility will continue to remain an important part of our manufacturing activities with significant portions of the operations being unaffected by the Relocation.

In addition, at or near the conclusion of our Connecticut building lease in May 2024, we intend to relocate a portion of our plastic injection molding operations to Tennessee and will evaluate selling the remaining molding operations utilized in our Connecticut operations to a third party. As of July 31, 2022, all plastic injection molding machinery and equipment was being utilized. Therefore, we could not determine an estimated range of reasonably possible losses associated with any impairment of such assets because we have not yet determined which assets may be sold.

(10) Restructuring:

As a result of the Relocation, we recorded $2.2 million in restructuring charges for the three months ended July 31, 2022. Of this, approximately $608,000 is reflected in selling, general and administrative expenses, approximately $1.2 million in cost of goods sold, and approximately $366,000 in marketing and distribution. There were no costs associated with the Relocation recorded for the three months ended July 31, 2021.

The components of the restructuring charges recorded in our consolidated income statement are as follows (dollars in thousands):

	For the Three Months Ended July 31,
	2022	2021
Severance and employee-related benefits (a)	$1,913	$—
Consulting services	84	—
Employee relations	192	—
Office rent and equipment	31	—
Total restructuring expense	$2,220	$—

——————————

(a)
None of these amounts have been paid as of July 31, 2022, and the balance has been recorded in accrued payroll and incentives on our balance sheet.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2022 and 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2022 Annual Report and our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. This section sets forth key objectives and performance indicators used by us as well as key industry data tracked by us.

First Quarter Fiscal 2023 Highlights

Our operating results for the three months ended July 31, 2022 included the following:

•
Net sales were $84.4 million, a decrease of $190.2 million, or 69.3%, from the comparable quarter last year.
•
Gross margin was 37.3% compared with gross margin of 47.3% for the comparable quarter last year.
•
Net income was $3.3 million, or $0.07 per diluted share, compared with net income of $76.9 million, or $1.57 per diluted share, for the comparable quarter last year.

Results of Operations

Net Sales and Gross Profit – For the Three Months Ended July 31, 2022

The following table sets forth certain information regarding net sales and gross profit for the three months ended July 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Handguns	$59,367	$197,856	$(138,489)	-70.0%
Long Guns	14,105	67,691	(53,586)	-79.2%
Other Products & Services	10,922	9,062	1,860	20.5%
Total net sales	$84,394	$274,609	$(190,215)	-69.3%
Cost of sales	52,923	144,667	(91,744)	-63.4%
Gross profit	$31,471	$129,942	$(98,471)	-75.8%
% of net sales (gross margin)	37.3%	47.3%

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended July 31, 2022 and 2021 (units in thousands):

Total Units Shipped	2022	2021	# Change	% Change
Handguns	128	507	(379)	-74.8%
Long Guns	28	137	(109)	-79.6%

Sporting Goods Channel Units Shipped	2022	2021	# Change	% Change
Handguns	116	474	(358)	-75.5%
Long Guns	25	131	(106)	-80.9%

Professional Channel Units Shipped	2022	2021	# Change	% Change
Handguns	12	33	(21)	-63.6%
Long Guns	3	6	(3)	-50.0%

Sales of our handguns decreased $138.5 million, or 70.0%, from the comparable quarter last year. The decrease in sales was primarily as a result of a return to more normalized demand from the historic pandemic-related demand that lasted from March 2020 through the beginning of fiscal 2022, partially offset by net sales generated from increased shipments of new products. Handgun unit shipments into the sporting goods channel decreased by 75.5% from the comparable quarter last year while overall consumer handgun demand decreased 4.9% (as indicated by adjusted background checks reported in the National Instant Criminal Background Check System, or NICS).

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2022 and 2021

Sales of our long guns decreased $53.6 million, or 79.2%, from the comparable quarter last year. Similar to handgun sales, this decrease was primarily as a result of lower demand for the majority of our long gun products. Long gun unit shipments into our sporting goods channel decreased 80.9% from the comparable quarter last year while overall consumer demand for long guns decreased 4.5%, as indicated by NICS.

We believe the small decrease in overall firearm demand (as indicated by adjusted NICS) indicates that the market is still healthy, but has normalized from the surge levels we experienced during much of calendar 2020 and 2021. During our prior year first quarter, we saw inventory in our distribution channel begin to grow significantly for the first time in five consecutive quarters. During the current quarter, however, inventory in our distribution channel declined versus the prior year comparable quarter, resulting in a sizeable swing in our comparable financial results. We believe that we have lost market share in the short term when compared to the strong market share gains that we achieved through our ability to respond to the significant demand in fiscal 2021 and 2022; however, we believe this pull forward of our products will correct in the coming quarters as channel inventory continues to normalize and as we launch new products.

Other products and services revenue increased $1.9 million, or 20.5%, over the comparable quarter last year, primarily because of increased sales of component parts and handcuffs, partially offset by decreased business-to-business services and licensing revenue.

New products, defined as any new SKU not shipped in the comparable quarter last year, represented 21.3% of sales for the three months ended July 31, 2022 and included two new pistols, one new modern sporting rifle, and many new product line extensions.

Gross margin for the three months ended July 31, 2022 was 37.3% compared with gross margin of 47.3% for the comparable quarter last year, primarily because of a combination of reduced sales volumes across nearly all product lines, unfavorable fixed-cost absorption due to lower production volume, and expenses recorded related to employee severance and relocation costs associated with the Relocation, partially offset by decreased compensation costs and favorable inventory valuation adjustments.

As expected, our inventory balances increased $45.8 million between April 30, 2022 and July 31, 2022 as we replenished stock to provide our customers with a more robust selection of inventory and positioned ourselves for potential increases in consumer demand. While inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results, it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors, including seasonality, new product introductions, news events, political events, and consumer tastes. We expect our inventory levels will slightly increase in the short term but will decline by the end of the fiscal year due to normal seasonality.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended July 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Research and development	$1,673	$1,808	$(135)	-7.5%
Selling, marketing, and distribution	8,027	10,634	(2,607)	-24.5%
General and administrative	17,854	17,614	240	1.4%
Total operating expenses	$27,554	$30,056	$(2,502)	-8.3%
% of net sales	32.6%	10.9%

Research and development expenses decreased $135,000 from the prior year comparable quarter, primarily because of decreased compensation-related costs, driven by temporarily unfilled positions, we believe, as a result of the Relocation. Selling, marketing, and distribution expenses decreased $2.6 million, primarily as a result of decreased compensation-related expenses, decreased co-op advertising expenses, decreased digital advertising costs, and decreased freight costs due to lower shipments, partially offset by increased costs associated with the Relocation and increased expenses related to industry shows. General and administrative expenses increased $240,000, primarily because of increased legal-related expenses, increased professional fees, and an increase in costs associated with the Relocation, partially offset by decreased compensation-related costs, driven by temporarily unfilled positions, we believe, as a result of the Relocation, and decreased depreciation expense.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2022 and 2021

Operating Income

The following table sets forth certain information regarding operating income for the three months ended July 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Operating income from operations	$3,917	$99,886	$(95,969)	-96.1%
% of net sales (operating margin)	4.6%	36.4%

Operating income for the three months ended July 31, 2022 decreased $96.0 million from the comparable quarter last year, primarily because of reduced sales volumes across nearly all product lines, unfavorable fixed-cost absorption, expenses recorded in relation to the Relocation, increased legal-related expenses, and increased professional fees. These unfavorable impacts were partially offset by lower digital advertising costs, lower compensation-related expenses, decreased co-op advertising expenses, and decreased freight costs.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended July 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Income tax expense	$845	$23,120	$(22,275)	-96.3%
% of income from operations (effective tax rate)	20.3%	23.1%		-2.8%

Income tax expense decreased $22.3 million from the comparable quarter last year as a result of lower operating income.

Net Income

The following table sets forth certain information regarding net income and the related per share data for the three months ended July 31, 2022 and 2021 (dollars in thousands, except per share data):

	2022	2021	$ Change	% Change
Income from operations	$3,312	$76,882	$(73,570)	-95.7%
Net income per share
Basic	$0.07	$1.59	$(1.52)	-95.6%
Diluted	$0.07	$1.57	$(1.50)	-95.5%

Net income for the three months ended July 31, 2022 was $3.3 million compared with $76.9 million for the comparable quarter last year for the reasons outlined above.

Liquidity and Capital Resources

Our principal cash requirements are to (1) finance the growth of our operations, including working capital and capital expenditures, (2) fund the Relocation, and (3) return capital to stockholders. Capital expenditures for the Relocation, new product development, and repair and replacement of equipment represent important cash needs.

The following table sets forth certain cash flow information for the three months ended July 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Operating activities	$7,145	$109,087	$(101,942)	-93.5%
Investing activities	(11,586)	(5,768)	(5,818)	-100.9%
Financing activities	(5,835)	(44,923)	39,088	87.0%
Total cash flow	$(10,276)	$58,396	$(68,672)	-117.6%

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2022 and 2021

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow. Cash provided by operating activities was $7.1 million for the three months ended July 31, 2022 compared with $109.1 million of cash generated for the three months ended July 31, 2021. In addition to a $73.6 million reduction in net income, cash provided by operating activities for the three months ended July 31, 2022 was negatively impacted by an incremental $27.2 million increase in inventory resulting from lower sales volumes, an incremental $21.6 million decrease in accrued income taxes due to lower forecasted income, and an incremental $3.2 million increase in prepaid expenses and other current assets. These unfavorable impacts were partially offset by a $12.6 million incremental decrease in accounts receivable due to reduced sales, an incremental $7.7 million increase in accrued payroll and incentives due to accruals related to the Relocation, and an incremental $5.2 million increase in accounts payable.

Investing Activities

Cash used in investing activities increased $5.8 million for the three months ended July 31, 2022 compared with the prior year comparable period. We paid $11.5 million for capital expenditures for the three months ended July 31, 2022, $5.8 million higher than the prior year comparable period primarily due to payments related to the Relocation. Excluding payments related to the Relocation, we expect to spend between $20.0 million and $25.0 million on capital expenditures in fiscal 2023, representing a decrease of $4.0 million to an increase of nearly $1.0 million, as compared with $24.0 million in capital expenditures in fiscal 2022. This is primarily due to lower expenditures related to capacity offset by expenditures related to new product development and repair and replacement of equipment.

Additionally, as it relates to the Relocation, we expect to incur capital expenditures in connection with the construction and equipping of the new facility in an aggregate amount of not less than $120.0 million on or before December 31, 2025. We expect to spend between $125.0 million and $130.0 million on capital expenditures in fiscal 2023, of which $90.0 million to $95.0 million is expected for the construction of the facility. This spending will be recorded in construction in progress throughout the building construction. Through the three months ended July 31, 2022, we have incurred $29.1 million and have paid $7.6 million for capital expenditures in connection with the Relocation.

Financing Activities

Cash used in financing activities was $5.8 million for the three months ended July 31, 2022 compared with $44.9 million for the three months ended July 31, 2021. Cash used in financing activities during the three months ended July 31, 2022 was primarily the result of a $4.6 million dividend distribution. For the three months ended July 31, 2021, cash used in financing activities was primarily the result of a $40.0 million treasury stock repurchase and a $3.8 million dividend distribution.

Finance Lease – We are a party to a $46.2 million lease for our Missouri distribution facility, which has an effective interest rate of approximately 5.0% and is payable in 240 monthly installments through fiscal 2039. The building is pledged to secure the amounts outstanding. During the three months ending July 31, 2022, we paid approximately $278,000 in principal payments relating to this finance lease. With the completion of the Separation, we entered into a sublease for 59.0% of this facility under the same terms as the master lease. On July 16, 2022, we entered into an amendment to the sublease agreement, increasing the leased space to 64.7% of the facility under the same terms as the master lease. We have recorded $544,000 of income related to this sublease agreement, which is recorded in other income/(expense) in our condensed consolidated statements of income.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2022 and 2021

Credit Facilities — As of July 31, 2022, we had no outstanding indebtedness. However, we maintain the Revolving Line, which includes availability up to $100.0 million at any one time. The Revolving Line provides for availability for general corporate purposes, with borrowings to bear interest at either the Base Rate or LIBOR rate, plus an applicable margin based on our consolidated leverage ratio, as of July 31, 2022. The Amended and Restated Credit Agreement also provides a swingline facility in the maximum amount of $5.0 million at any one time (subject to availability under the revolving line). Each Swingline Loan (as defined in the Amended and Restated Credit Agreement) bears interest at the Base Rate, plus an applicable margin based on our consolidated leverage ratio. In response to a Springing Lien Triggering Event (as defined in the Amended and Restated Credit Agreement), we would be required to enter into certain documents that create in favor of the administrative agent, and the lenders party to such documents as legal, valid, and enforceable first priority lien on the collateral described therein. Subject to the satisfaction of certain terms and conditions described in the Amended and Restated Credit Agreement, we have an option to increase the Revolving Line by an aggregate amount not exceeding $50.0 million. The Revolving Line matures on the earlier of August 24, 2025, or the date that is six months in advance of the earliest maturity of any Permitted Notes under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. We were in compliance with all debt covenants as of July 31, 2022.

Share Repurchase Programs — On March 2, 2021, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions. During fiscal 2021, we repurchased 3,380,447 shares of our common stock for $60.0 million under this authorization. During the three months ended July 31, 2021, we completed this stock repurchase program by repurchasing 1,967,420 shares of our common stock for $40.0 million, utilizing cash on hand. On June 15, 2021, our Board of Directors authorized the repurchase of an additional $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions. As of July 31, 2021, there were no purchases under this authorization; however, this authorization was completed during fiscal 2022. There were no common stock purchases through the three months ended July 31, 2022, nor were there any unfulfilled authorizations.

Dividends — In June 2022, our Board of Directors authorized a regular quarterly dividend for stockholders of $0.10 per share. The current dividend will be for stockholders of record as of market close on September 22, 2022 and will be payable on October 6, 2022.

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

As of July 31, 2022, we had $110.5 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our finance leases and other commitments, for the next 12 months.

Other Matters

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant accounting policies are disclosed in Note 2 of the Notes to the Consolidated Financial Statements in our Fiscal 2022 Annual Report. The most significant areas involving our judgments and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2022 Annual Report, to which there have been no material changes. Actual results could differ from our estimates.

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements, if any, is discussed in Note 2—Basis of Presentation to our condensed consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2022 and 2021

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended July 31, 2022, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2022, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2022 and 2021

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The nature of legal proceedings against us is discussed in Note 9—Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of July 31, 2022, we had no authorized share repurchase programs.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (immediately preceding the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2022 and 2021

INDEX TO EXHIBITS

10.132*	2022 Incentive Stock Plan (1).

10.133*

Form of Indemnity Agreement entered into with the following directors and executive officers: as of August 9, 2022 with Anita D. Britt, Fred M. Diaz, Kevin A. Maxwell, Deana L. McPherson, Barry M. Monheit, and Robert L. Scott; as of August 15, 2022 with Michael F. Golden; as of August 24, 2022 with Susan J. Cupero; as of August 25, 2022 with Denis G. Suggs and Mark P. Smith; and as of September 5, 2022 with John B. Furman.

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

___________________________________________

* Management contract or compensatory arrangement.

(1)
Incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed with the SEC on August 3, 2022.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2022 and 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH & WESSON BRANDS, INC. a Nevada corporation

Date: September 8, 2022	By:	/s/ Mark P. Smith
Mark P. Smith
President and Chief Executive Officer

Date: September 8, 2022	By:	/s/ Deana L. McPherson
Deana L. McPherson
Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary