Form 10-Q
period 2022-10-31
SMITH & WESSON BRANDS, INC.
filed 2022-12-06
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

The registrant had 45,897,315 shares of common stock, par value $0.001, outstanding as of December 5, 2022.

SMITH & WESSON BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended October 31, 2022 and 2021

Smith & Wesson®, S&W®, M&P®, M&P Shield®, Performance Center®, Airlite®, Airweight®, American Guardians®, America’s Master Gunmaker®, Armornite®, Arrow®, Aurora®, Aurora-II®, Blast Jacket®, Bodyguard®, Carry Comp®, Chiefs Special®, Club 1852®, Compass®, Competitor®, Contender®, CSX®, Dagger®, Dimension®, Encore®, E-Series®, EZ®, Flextech®, G-Core®, Gemtech®, Gemtech Suppressors®, Gemtech World-Class Silencers®, GM®, GMT-Halo®, Governor®, Integra®, Lady Smith®, Lever Lock®, LOC®, Lunar®, M2.0®, Mag Express®, Magnum®, Maxi-Hunter®, Mist-22®, Mountain Gun®, Number 13®, PC®, Power Rod®, Protected by Smith & Wesson®, Put A Legend On Your Line®, QLA®, Quick Load Accurizer®, Quickmount®, Shield®, Smith & Wesson Collectors Association®, Smith & Wesson Performance Center®, Smith & Wesson Precision Components®, Speed Breech®, Speed Breach XT®, SW22 Victory®, Swing Hammer®, T/C®, T/CR22®, T17®, The Professional’s Choice for Decades®, The S&W Bench®, The Sigma Series®, Thompson/Center®, Trek®, Triumph®, U-View®, Viper®, and Weather Shield® are some of the registered U.S. trademarks of our company or one of our subsidiaries. Abyss™, Neutron™, GVAC™, TEMPO™, ETM™, Silence Is Golden™, Smith & Wesson Response™, M&P FPC™, C.O.R.E.™, SW Equalizer™, GM-S1™, Redux™, Oath™, Nerve™, Empowering Americans™, GunSmarts™, S&W500™, SD™, SDVE™, SW1911™, Volunteer™, Cheap Shot™, Impact!™, Impact!SB™, Katahdin™, Maxi-Ball™, Natural Lube 1000 Plus™, Pro Hunter™, Pro-Hunter FX™, Pro Hunter XT™, Quickshot™, Speed Shots™, Strike™, Super Glide™, Venture™, Alpine™, One™, Patrolman™, and Tracker™ are some of the unregistered trademarks of our company or one of our subsidiaries. This report also may contain trademarks and trade names of other companies.

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements that we plan to move our headquarters and certain of our manufacturing operations to a new facility being constructed in Maryville, Tennessee; lease payments for future periods; estimated amortization expense of intangible assets for future periods; the outcome of the lawsuits to which we are subject and their effect on us; our belief that the claims asserted by Gemini (as defined herein) and plaintiffs in a putative class action against us have no merit and that we intend to aggressively defend these actions; our belief with respect to certain matters described in the Commitments and Contingencies – Litigation section, that the allegations are unfounded and that any incident and any results from them or any injuries were due to negligence or misuse of the firearm by the claimant or a third party; our belief that our accruals for product liability cases and claims are a reasonable quantitative measure of the cost to us of product liability cases and claims; our belief that we have provided adequate accruals for defense costs; our intention in connection with the Project Agreement (as defined herein) to incur, or cause to be incurred, no less than $120.0 million in aggregate capital expenditures on or before December 31, 2025, create no less than 620 new jobs, and sustain an average hourly wage of at least $25.97 at the facility; our intention, as part of the Relocation (as defined herein), to vacate and sublease our Missouri distribution facility; our belief that we will not incur an impairment associated with the lease associated with our Missouri distribution facility; our intention, with respect to assets associated with our assembly operations in Massachusetts and distribution operations in Missouri, to either move those assets to Tennessee at the appropriate time or sell or sublease those assets that will not be moved; that subsequent to the Relocation, our Massachusetts facility will continue to remain an important part of our manufacturing activities with significant portions of the operations being unaffected by the Relocation; our intention, at or near the conclusion of our Connecticut building lease in May 2024, to relocate a portion of the plastic injection molding operations to Tennessee and evaluate selling the remaining molding operations utilized in our Connecticut operations to a third party; our expectation to incur capital expenditures in connection with the construction and equipping of the new facility in Maryville, Tennessee in an aggregate amount of no less than $120.0 million on or before December 31, 2025; our belief that overall firearm demand remains healthy, as indicated by recent adjusted NICS data; our belief that the impact of inflation on consumer purchase power has resulted in a temporary shift toward lower priced offerings; our inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results; our expectation that our inventory levels will decline by the end of the fiscal year due to normal seasonality, but will remain elevated as we begin our transition to our new facility in Tennessee; our expectation for capital expenditures in fiscal 2023, including spending related to the Relocation; factors affecting our future capital requirements; availability of equity or debt financing on acceptable terms, if at all; the record date and payment date for our dividend; and our belief that our existing capital resources and credit facilities will be adequate to fund our operations, including our finance leases and other commitments, for the next 12 months. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q reflect our views as of the date hereof about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among other, economic, social, political, legislative, and regulatory factors; the potential for increased regulation of firearms and firearm-related products; actions of social activists that could have an adverse effect on our business; the impact of lawsuits; the demand for our products; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns, including the impact of inflationary pressures; our competitive environment; the supply, availability, and costs of raw materials and components; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to effectively manage and execute the Relocation; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; our penetration rates in new and existing markets; our strategies; our ability to maintain and enhance brand recognition and reputation; our ability to introduce new products; the success of new products; our ability to expand our markets; our ability to integrate acquired businesses in a successful manner; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, or the Fiscal 2022 Form 10-K.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	October 31, 2022	April 30, 2022
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$42,975	$120,728
Accounts receivable, net of allowances for credit losses of $24 on October 31, 2022 and $36 on April 30, 2022	44,384	62,695
Inventories	196,474	136,660
Prepaid expenses and other current assets	8,062	5,569
Income tax receivable	10,988	1,945
Total current assets	302,883	327,597
Property, plant, and equipment, net	169,265	135,591
Intangibles, net	3,688	3,608
Goodwill	19,024	19,024
Deferred income taxes	1,221	1,221
Other assets	9,914	10,435
Total assets	$505,995	$497,476
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,178	$30,042
Accrued expenses and deferred revenue	23,845	23,482
Accrued payroll and incentives	17,042	17,371
Accrued income taxes	161	2,673
Accrued profit sharing	5,628	13,543
Accrued warranty	1,708	1,838
Total current liabilities	93,562	88,949
Finance lease payable, net of current portion	37,013	37,628
Other non-current liabilities	8,780	10,385
Total liabilities	139,355	136,962
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 74,934,815 issued and 45,894,445 shares outstanding on October 31, 2022 and 74,641,439 shares issued and 45,601,069 shares outstanding on April 30, 2022	75	75
Additional paid-in capital	280,420	278,101
Retained earnings	508,447	504,640
Accumulated other comprehensive income	73	73
Treasury stock, at cost (29,040,370 shares on October 31, 2022 and April 30, 2022)	(422,375)	(422,375)
Total stockholders’ equity	366,640	360,514
Total liabilities and stockholders' equity	$505,995	$497,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net sales	$121,035	$230,479	$205,429	$505,088
Cost of sales	81,773	128,484	134,696	273,151
Gross profit	39,262	101,995	70,733	231,937
Operating expenses:
Research and development	1,869	1,744	3,542	3,552
Selling, marketing, and distribution	9,431	11,423	17,458	22,057
General and administrative	15,435	23,436	33,288	41,049
Total operating expenses	26,735	36,603	54,288	66,658
Operating income	12,527	65,392	16,445	165,279
Other income/(expense), net:
Other income/(expense), net	790	833	1,463	1,493
Interest expense, net	(420)	(466)	(854)	(1,011)
Total other income/(expense), net	370	367	609	482
Income from operations before income taxes	12,897	65,759	17,054	165,761
Income tax expense	3,249	14,824	4,094	37,944
Net income	$9,648	$50,935	$12,960	$127,817
Net income per share:
Basic - net income	$0.21	$1.06	$0.28	$2.65
Diluted - net income	$0.21	$1.05	$0.28	$2.63
Weighted average number of common shares outstanding:
Basic	45,815	48,147	45,777	48,270
Diluted	46,106	48,692	46,104	48,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at July 31, 2021	74,298	$74	$274,068	$398,219	$73	26,252	$(372,375)	$300,059
Stock-based compensation	—	—	914	—	—	—	—	914
Shares issued under employee stock purchase plan	61	—	831	—	—	—	—	831
Issuance of common stock under restricted stock unit awards, net of shares surrendered	188	1	(584)	—	—	—	—	(583)
Dividends issued	—	—	—	(3,848)	—	—	—	(3,848)
Net income	—	—	—	50,935	—	—	—	50,935
Balance at October 31, 2021	74,547	75	275,229	445,306	73	26,252	(372,375)	348,308

Balance at April 30, 2021	74,222	74	273,431	325,181	73	24,285	(332,375)	266,384
Stock-based compensation	—	—	2,366	—	—	—	—	2,366
Shares issued under employee stock purchase plan	61	—	831	—	—	—	—	831
Issuance of common stock under restricted stock unit awards, net of shares surrendered	264	1	(1,399)	—	—	—	—	(1,398)
Repurchase of treasury stock	—	—	—	—	—	1,967	(40,000)	(40,000)
Dividends issued	—	—	—	(7,692)	—	—	—	(7,692)
Net income	—	—	—	127,817	—	—	—	127,817
Balance at October 31, 2021	74,547	75	275,229	445,306	73	26,252	(372,375)	348,308

Balance at July 31, 2022	74,811	75	278,297	503,376	73	29,040	(422,375)	359,446
Stock-based compensation	—	—	1,428	—	—	—	—	1,428
Shares issued under employee stock purchase plan	85	—	753	—	—	—	—	753
Issuance of common stock under restricted stock unit awards, net of shares surrendered	39	—	(58)	—	—	—	—	(58)
Dividends issued	—	—	—	(4,577)	—	—	—	(4,577)
Net income	—	—	—	9,648	—	—	—	9,648
Balance at October 31, 2022	74,935	75	280,420	508,447	73	29,040	(422,375)	366,640

Balance at April 30, 2022	74,641	75	278,101	504,640	73	29,040	(422,375)	360,514
Stock-based compensation	—	—	2,605	—	—	—	—	2,605
Shares issued under employee stock purchase plan	85	—	753	—	—	—	—	753
Issuance of common stock under restricted stock unit awards, net of shares surrendered	209	—	(1,039)	—	—	—	—	(1,039)
Dividends issued	—	—	—	(9,153)	—	—	—	(9,153)
Net income	—	—	—	12,960	—	—	—	12,960
Balance at October 31, 2022	74,935	$75	$280,420	$508,447	$73	29,040	$(422,375)	$366,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended October 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$12,960	$127,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,171	15,210
(Gain)/loss on sale/disposition of assets	(43)	57
Provision for (recoveries)/losses on notes and accounts receivable	(13)	781
Impairment of long-lived tangible assets	—	86
Stock-based compensation expense	2,605	2,366
Changes in operating assets and liabilities:
Accounts receivable	18,324	22,435
Inventories	(59,814)	(41,800)
Prepaid expenses and other current assets	(2,493)	87
Income taxes	(11,555)	(243)
Accounts payable	5,889	(8,514)
Accrued payroll and incentives	(329)	(6,313)
Accrued profit sharing	(7,915)	(6,668)
Accrued expenses and deferred revenue	307	(1,205)
Accrued warranty	(130)	(57)
Other assets	521	2,030
Other non-current liabilities	(1,650)	(705)
Net cash (used in)/provided by operating activities	(28,165)	105,364
Cash flows from investing activities:
Payments to acquire patents and software	(256)	(156)
Proceeds from sale of property and equipment	85	70
Payments to acquire property and equipment	(39,419)	(10,113)
Net cash used in investing activities	(39,590)	(10,199)
Cash flows from financing activities:
Payments on finance lease obligation	(559)	(531)
Payments to acquire treasury stock	—	(40,000)
Dividend distribution	(9,153)	(7,692)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	753	831
Payment of employee withholding tax related to restricted stock units	(1,039)	(1,399)
Net cash used in financing activities	(9,998)	(48,791)
Net (decrease)/increase in cash and cash equivalents	(77,753)	46,374
Cash and cash equivalents, beginning of period	120,728	113,017
Cash and cash equivalents, end of period	$42,975	$159,391
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,089	$1,116
Income taxes	$15,721	$38,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Supplemental Disclosure of Non-cash Investing Activities:

	For the Six Months Ended October 31,
	2022	2021
	(In thousands)
Purchases of property and equipment included in accounts payable	$9,655	$993

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2022 and 2021

(1) Organization:

We are one of the world’s leading manufacturers and designers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles), handcuffs, suppressors, and other firearm-related products for sale to a wide variety of customers, including firearm enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our products under the Smith & Wesson, M&P, and Gemtech brands. We manufacture our products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut. We store finished good inventory and fulfill customer orders from our distribution center in Columbia, Missouri. We also sell our manufacturing services to other businesses to attempt to level-load our factories. We sell those services under our Smith & Wesson and Smith & Wesson Precision Components brands. We plan to move our headquarters and significant elements of our operations to a new facility being constructed in Maryville, Tennessee. See Note 9 — Commitments and Contingencies and Note 10 — Restructuring, for more information regarding this plan.

(2) Basis of Presentation:

Interim Financial Information – The condensed consolidated balance sheet as of October 31, 2022, the condensed consolidated statements of income for the three and six months ended October 31, 2022 and 2021, the condensed consolidated statements of changes in stockholders’ equity for the three and six months ended October 31, 2022 and 2021, and the condensed consolidated statements of cash flows for the six months ended October 31, 2022 and 2021 have been prepared by us without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows for three and six months ended October 31, 2022 and for the periods presented, have been included. All intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2022 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Fiscal 2022 Form 10-K. The results of operations for the three and six months ended October 31, 2022 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2023, or any other period.

(3) Leases:

We lease certain of our real estate, machinery, and equipment under non-cancelable operating lease agreements.

We recognize expenses under our operating lease assets and liabilities at the lease commencement date based on the present value of lease payments over the lease term. Our leases do not provide an implicit interest rate. We use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Our lease agreements do not require material variable lease payments, residual value guarantees, or restrictive covenants. For operating leases, we recognize expense on a straight-line basis over the lease term. We record tenant improvement allowances as an offsetting adjustment included in our calculation of the respective right-of-use asset.

Certain of our leases include renewal options that enable us to extend the lease term. The execution of those renewal options is at our sole discretion and are reflected in the lease term when they are reasonably certain to be exercised. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2022 and 2021

The amounts of assets and liabilities related to our operating and financing leases as of October 31, 2022 were as follows (in thousands):

	Balance Sheet Caption	October 31, 2022
Operating Leases
Right-of-use assets		$7,297
Accumulated amortization		(4,393)
Right-of-use assets, net	Other assets	$2,904

Current liabilities	Accrued expenses and deferred revenue	$1,619
Non-current liabilities	Other non-current liabilities	1,525
Total operating lease liabilities		$3,144
Finance Leases
Right-of-use assets		$40,986
Accumulated depreciation		(7,381)
Right-of-use assets, net	Property, plant, and equipment, net	$33,605

Current liabilities	Accrued expenses and deferred revenue	$1,214
Non-current liabilities	Finance lease payable, net of current portion	37,013
Total finance lease liabilities		$38,227

For the three months ended October 31, 2022, we recorded $462,000 of operating lease costs, of which $21,000 related to short-term leases that were not recorded as right-of-use assets. We recorded $523,000 of financing lease amortization and $480,000 of financing lease interest expense for the three months ended October 31, 2022. For the six months ended October 31, 2022, we recorded $909,000 of operating lease costs, of which $51,000 related to short-term leases that were not recorded as right-of-use assets. We recorded $1.0 million of financing lease amortization and $964,000 of financing lease interest expense for the six months ended October 31, 2022. As of October 31, 2022, our weighted average lease term and weighted average discount rate for our operating leases were 2.8 years and 4.4%, respectively. As of October 31, 2022, our weighted average lease term and weighted average discount rate for our financing leases were 16.0 years and 5.0%, respectively, and consisted primarily of our Missouri distribution facility. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

With the completion of the spin-off of our outdoor products and accessories business on August 24, 2020, or the Separation, we entered into a sublease whereby American Outdoor Brands, Inc., our former wholly owned subsidiary, or AOUT, subleases from us 59.0% of our Missouri distribution facility under the same terms as the master lease. On July 16, 2022, we entered into an amendment to the sublease agreement, increasing the leased space to 64.7% of the facility under the same terms as the master lease. For the three and six months ended October 31, 2022, income related to this sublease was $565,000 and $1.1 million, respectively, which was recorded in other income in our condensed consolidated statements of income.

The following table represents future expected undiscounted cashflows, based on the sublease agreement with AOUT, to be received on an annual basis for the next five years and thereafter, as of October 31, 2022 (in thousands):

Fiscal	Amount
2023	$1,033
2024	2,086
2025	2,123
2026	2,160
2027	2,198
Thereafter	28,658
Total future sublease receipts	38,258
Less amounts representing interest	(10,002)
Present value of sublease receipts	$28,256

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2022 and 2021

Future lease payments for all our operating and finance leases for succeeding fiscal years is as follows (in thousands):

	Operating	Financing	Total
2023	$889	$1,549	$2,438
2024	1,650	3,125	4,775
2025	324	3,180	3,504
2026	301	3,235	3,536
2027	272	3,292	3,564
Thereafter	125	42,256	42,381
Total future lease payments	3,561	56,637	60,198
Less amounts representing interest	(417)	(18,410)	(18,827)
Present value of lease payments	3,144	38,227	41,371
Less current maturities of lease liabilities	(1,619)	(1,214)	(2,833)
Long-term maturities of lease liabilities	$1,525	$37,013	$38,538

For the three and six months ended October 31, 2022, the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $1.2 million and $2.2 million, respectively.

(4) Notes, Loans Payable, and Financing Arrangements:

Credit Facilities — On August 24, 2020, we and certain of our subsidiaries entered into an amended and restated credit agreement, or the Amended and Restated Credit Agreement, with certain lenders, including TD Bank, N.A., as administrative agent; TD Securities (USA) LLC and Regions Bank, as joint lead arrangers and joint bookrunners; and Regions Bank, as syndication agent. The Amended and Restated Credit Agreement amended and restated our former credit agreement, dated as of June 15, 2015. The Amended and Restated Credit Agreement is currently unsecured; however, should any Springing Lien Trigger Event (as defined in the Amended and Restated Credit Agreement) occur, we and certain of our subsidiaries would be required to execute certain documents in favor of TD Bank, N.A. and the lenders party to such documents would have a legal, valid, and enforceable first priority lien on the collateral described therein.

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

As of October 31, 2022, we did not have any borrowings outstanding on the Revolving Line. Had there been borrowings, they would have borne an interest rate of 4.97%, which is equal to the LIBOR rate plus an applicable margin.

The Amended and Restated Credit Agreement contains customary limitations, including limitations on indebtedness, liens, fundamental changes to business or organizational structure, investments, loans, advances, guarantees, and acquisitions, asset sales, dividends, stock repurchases, stock redemptions, and the redemption or prepayment of other debt, and transactions with affiliates. We are also subject to financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of October 31, 2022, we were compliant with all required financial covenants.

Letters of Credit — At October 31, 2022, we had outstanding letters of credit aggregating $2.7 million, which included a $1.5 million letter of credit to collateralize our captive insurance company.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2022 and 2021

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $43.0 million and $120.7 million as of October 31, 2022 and April 30, 2022, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

We did not have any Level 2 or Level 3 financial assets or liabilities as of October 31, 2022.

(6) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or net realizable value, as of October 31, 2022 and April 30, 2022 (in thousands):

	October 31, 2022	April 30, 2022
Finished goods	$119,900	$58,460
Finished parts	59,523	62,187
Work in process	5,472	5,304
Raw material	11,579	10,709
Total inventories	$196,474	$136,660

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2022 and 2021

(7) Accrued Expenses and Deferred Revenue:

The following table sets forth other accrued expenses as of October 31, 2022 and April 30, 2022 (in thousands):

	October 31, 2022	April 30, 2022
Accrued taxes other than income	$7,349	$7,008
Accrued employee benefits	3,545	3,705
Accrued other	3,514	3,959
Accrued distributor incentives	2,694	2,917
Accrued professional fees	2,065	1,997
Accrued rebates and promotions	1,845	1,243
Current portion of operating lease obligation	1,619	1,495
Current portion of finance lease obligation	1,214	1,158
Total accrued expenses and deferred revenue	$23,845	$23,482

(8) Stockholders’ Equity:

Treasury Stock

On March 2, 2021, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions. During fiscal 2021, we repurchased 3,380,447 shares of our common stock for $60.0 million under this authorization. During the six months ended October 31, 2021, we completed this stock repurchase program by repurchasing 1,967,420 shares of our common stock for $40.0 million, utilizing cash on hand. On June 15, 2021, our Board of Directors authorized the repurchase of an additional $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions. For the six months ended October 31, 2021, there were no purchases under this authorization; however, this authorization was completed during fiscal 2022. There were no common stock purchases through the six months ended October 31, 2022, nor were there any unfulfilled authorizations.

Earnings per Share

The following table provides a reconciliation of net income and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended October 31, 2022 and 2021 (in thousands, except per share data):

	For the Three Months Ended October 31,
	2022			2021
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$9,648	45,815	$0.21	$50,935	48,147	$1.06
Effect of dilutive stock awards	—	291	—	—	545	(0.01)
Diluted earnings	$9,648	46,106	$0.21	$50,935	48,692	$1.05

The following table provides a reconciliation of net income and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the six months ended October 31, 2022 and 2021 (in thousands, except per share data):

	For the Six Months Ended October 31,
	2022			2021
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$12,960	45,777	$0.28	$127,817	48,270	$2.65
Effect of dilutive stock awards	—	327	—	—	254	(0.02)
Diluted earnings	$12,960	46,104	$0.28	$127,817	48,524	$2.63

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2022 and 2021

For the three months ended October 31, 2022 and 2021, the amount of restricted stock units, or RSUs, excluded from the computation of diluted earnings per share was 23,264 and 17,815, respectively, because the effect would be antidilutive. For the six months ended October 31, 2022 and 2021, the amount of shares excluded from the computation of diluted earnings per share was 25,730 and 25,036, respectively, because the effect would be antidilutive.

Incentive Stock and Employee Stock Purchase Plans

We have two stock plans: the 2013 Incentive Stock Plan and the 2022 Incentive Stock Plan. New grants under the 2013 Incentive Stock Plan have not been made since our stockholders approved the 2022 Incentive Stock Plan at our annual meeting of stockholders held on September 12, 2022. All new grants covering participants are issued under the 2022 Incentive Stock Plan.

The 2022 Incentive Stock Plan authorizes the issuance of 1,000,000 shares, plus any shares that were reserved and remained available for grant and delivery under the 2013 Incentive Stock Plan as of September 12, 2022, the effective date of the 2022 Incentive Stock Plan. The 2022 Incentive Stock Plan permits the grant of options to acquire common stock, restricted stock awards, RSUs, stock appreciation rights, bonus stock and awards in lieu of obligations, performance awards, and dividend equivalents. Our Board of Directors, or a committee established by our board, administers the stock plans, selects recipients to whom awards are granted, and determines the grants to be awarded. Options granted under the stock plans are exercisable at a price determined by our Board of Directors or a committee at the time of grant, but in no event, less than fair market value of our common stock on the date granted. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the stock plans are generally nontransferable and subject to forfeiture.

Unless terminated earlier by our Board of Directors, the 2022 Incentive Stock Plan will terminate at the earliest of (1) the tenth anniversary of the effective date of the 2022 Incentive Stock Plan, or (2) such time as no shares of common stock remain available for issuance under the plan and we have no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an award is deemed to be the date upon which our Board of Directors or a committee authorizes the granting of such award.

Except in specific circumstances, grants vest over a period of four years and grants of stock options are exercisable for a period of 10 years. The 2022 Incentive Stock Plan also permits the grant of awards to non-employees, which our Board of Directors or a committee has authorized in the past.

We have an Employee Stock Purchase Plan, or the ESPP, under which each participant is granted an option to purchase our common stock at a discount on each subsequent exercise date during the offering period (as such terms are defined in the ESPP) in accordance with the terms of the ESPP.

The total stock-based compensation expense, including stock options, purchases under our ESPP, RSUs, and performance-based RSUs, or PSUs, was $2.6 million and $2.4 million for the six months ended October 31, 2022 and 2021, respectively. We include stock-based compensation expense in cost of sales, sales and marketing, research and development, and general and administrative expenses.

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

During the six months ended October 31, 2022, we granted an aggregate of 286,218 RSUs, including 157,227 RSUs to non-executive officer employees, 72,494 RSUs to our executive officers, and 56,497 RSUs to our directors. During the six months ended October 31, 2022, we granted 108,736 PSUs to certain of our executive officers. During the six months ended October 31, 2022, we cancelled 3,996 RSUs as a result of the service conditions not being met. In connection with the vesting of RSUs, during the six months ended October 31, 2022, we delivered common stock to our employees and directors, including our executive officers, with a total market value of $3.9 million. In connection with a 2018 grant, which vested in fiscal 2022, we delivered market-condition PSUs to certain of our executive officers and a former executive officer with a total market value of $1.2 million. In addition, in connection with a 2019 grant, 57,600 PSUs vested to certain of our executive officers and a former executive officer, which resulted from achieving the maximum performance of 200.0% of target for the original 28,800 PSUs granted.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2022 and 2021

During the six months ended October 31, 2021, we granted an aggregate of 158,420 RSUs, including 66,441 RSUs to non-executive officer employees, 49,277 RSUs to our executive officers, and 42,702 RSUs to our directors. During the six months ended October 31, 2021, we granted 73,913 PSUs to certain of our executive officers. During the six months ended October 31, 2021, we cancelled 40,869 PSUs and 37,051 RSUs as a result of the service conditions not being met. In connection with the vesting of RSUs, during the six months ended October 31, 2021, we delivered common stock to our employees and directors, including our executive officers, with a total market value of $6.9 million. In addition, in connection with a 2018 grant, 86,400 PSUs vested to certain of our executive officers and a former executive officer, which resulted from achieving the maximum performance of 200.0% of target for the original 43,200 PSUs granted.

A summary of activity for unvested RSUs and PSUs for the six months ended October 31, 2022 and 2021 is as follows:

	For the Six Months Ended October 31,
	2022		2021
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	827,930	$13.30	995,879	$10.65
Awarded (a)	423,754	13.53	275,533	17.08
Vested	(281,135)	13.88	(329,726)	12.42
Forfeited	(3,996)	15.23	(77,920)	11.49
RSUs and PSUs outstanding, end of period	966,553	$13.22	863,766	$11.96

——————————

(a)
Includes 28,800 and 43,200 PSUs vested during the six months ended October 31, 2022 and 2021, respectively, in connection with achieving maximum performance targets for the 2019 and 2018 grants, respectively.

As of October 31, 2022, there was $5.3 million of unrecognized compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average remaining contractual term of 1.5 years.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2022 and 2021

In May 2018, we were named in an action related to the Parkland, Florida shooting that was filed in the Circuit Court, Broward County, Florida seeking a declaratory judgment that a Florida statute that provides firearm manufacturers and dealers immunity from liability when their legally manufactured and lawfully sold firearms are later used in criminal acts applies only to civil actions commenced by governmental agencies, not private litigants. In August 2018, we moved to dismiss the complaint on the grounds that it seeks an impermissible advisory opinion. In December 2018, the court granted defendants’ motion to dismiss without prejudice and granted plaintiffs leave to amend their complaint. Later in December 2018, plaintiffs filed a Second Amended Complaint for Declaratory Relief and defendants filed a Motion to Dismiss Plaintiffs’ Second Amended Complaint. In November 2019, the court granted defendants’ motion to dismiss plaintiffs’ second amended complaint, with prejudice. In June 2021, upon plaintiffs’ motion, the Fourth District Court of Appeal of the State of Florida, or the Court of Appeal, ruled that the Circuit Court’s order dismissing the case was not “final and appealable” and ordered the Circuit Court to enter a final order of dismissal. In July 2021, plaintiffs Frederic and Jennifer Guttenberg filed a notice of appeal to the Court of Appeal. Briefing in the Court of Appeal is complete. Oral argument was held on July 12, 2022. No decision has been issued to date.

We are a defendant in a putative class proceeding before the Ontario Superior Court of Justice in Toronto, Canada that was filed in December 2019. The action claims CAD$50 million in aggregate general damages, CAD$100 million in aggregate punitive damages, special damages in an unspecified amount, together with interest and legal costs. The named plaintiffs are two victims of a shooting that took place in Toronto in July 2018 and their family members. One victim was shot and injured during the shooting. The other victim suffered unspecified injuries while fleeing the shooting. The plaintiffs are seeking to certify a claim on behalf of classes that include all persons who were killed or injured in the shooting and their immediate family members. The plaintiffs allege negligent design and public nuisance. The case has not been certified as a class action. In July 2020, we filed a Notice of Motion for an order striking the claim and dismissing the action in its entirety. In February 2021, the court granted our motion in part, and dismissed the plaintiffs’ claims in public nuisance and strict liability. The court declined to strike the negligent design claim and ordered that the claim proceed to a certification motion. In March 2021, we filed a motion for leave to appeal the court’s refusal to strike the negligent design claim with the Divisional Court, Ontario Superior Court of Justice. In July 2021, plaintiffs filed a motion to stay our motion for leave to appeal with the Divisional Court, on grounds that appeal is premature. In November 2021, the Divisional Court granted plaintiffs' motion, staying our motion for leave to appeal until 30 days after the decision on the balance of plaintiffs' certification motion. Plaintiffs’ certification motion, which had been scheduled for December 2022, has been extended by the court to allow plaintiffs to file further evidence in support of certification.

In May 2020, we were named in an action related to the Chabad of Poway synagogue shooting that took place in April 2019. The complaint was filed in the Superior Court of the State of California, for the County of San Diego – Central, and asserts claims against us for product liability, unfair competition, negligence, and public nuisance. The plaintiffs allege they were present at the synagogue on the day of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory and punitive damages, attorneys’ fees, and injunctive relief. In September 2020, we filed a demurrer and motion to strike, seeking to dismiss plaintiffs’ complaint. In July 2021, the court granted our motion in part, and reversed it in part, ruling that (1) the PLCAA barred plaintiffs’ product liability action; (2) plaintiffs did not have standing to maintain an action under the Unfair Competition Law for personal injury related damages, but gave plaintiffs leave to amend to plead an economic injury; and (3) the PLCAA did not bar plaintiffs’ ordinary negligence and public nuisance actions because plaintiffs had alleged that we violated 18 U.S.C. Section 922(b)(4), which generally prohibits the sale of fully automatic “machineguns.” In August 2021, we filed a Petition for Writ of Mandate in the Court of Appeal of the state of California, Fourth Appellate District, Division One. In September 2021, the Court of Appeal denied our appeal. On February 22, 2022, the court consolidated the case with three related cases, in which we are not a party. On March 11, 2022, the court granted our motion, dismissing plaintiffs’ Unfair Competition Law claim, without further leave to amend. Discovery is ongoing.

We are a defendant in an action filed in the U.S. District Court for the District of Massachusetts. On August 4, 2021, the Mexican Government filed an action against several U.S.-based firearms manufacturers and a firearms distributor, claiming defendants design, market, distribute, and sell firearms in ways they know routinely arm the drug cartels in Mexico. Plaintiff alleges, among other claims, negligence, public nuisance, design defect, unjust enrichment and restitution against all defendants and violation of the Massachusetts Consumer Protection Act against us alone, and is seeking monetary damages and injunctive relief. In November 2021, defendants filed motions to dismiss plaintiff's complaint. On January 31, 2022, plaintiff filed its oppositions to our motions. Several amicus briefs were also filed with the court. On April 12, 2022, a hearing was held on defendants’ motions to dismiss. On September 30, 2022, the district court granted defendants’ motions to dismiss. On October 26, 2022, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the First Circuit.

We were recently named as defendants in 12 nearly identical, separate actions related to a shooting in Highland Park, Illinois on July 4, 2022. The complaints were filed in the Circuit Court of the Nineteenth Judicial Circuit in Lake County, Illinois and assert claims against us for negligence and for deceptive and unfair practices under the Illinois Consumer Fraud and Deceptive Business Practices

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2022 and 2021

Act. Plaintiffs also name as defendants the website and retailer that sold the firearm, the shooter, and the shooter’s father. The plaintiffs allege they were present at a parade at the time of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory damages, attorneys’ fees and injunctive relief. We filed motions for removal of each case to the U.S. District Court for the Northern District of Illinois. On November 18, 2022, we filed a motion to consolidate the cases for preliminary motion purposes.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2022 and 2021

As part of the Relocation, we intend to vacate and sublease our Missouri distribution facility. We have received indications of interest from potential third-party sublessees, and we believe that we will not incur an impairment associated with this lease. Assets associated with our assembly operations in Massachusetts and distribution operations in Missouri continue to be fully utilized, and we intend to either move those assets to Tennessee at the appropriate time or sell or sublease those assets that will not be moved. Consequently, as of October 31, 2022, we do not believe we have an impairment related to the building or assets. Subsequent to the Relocation, our Massachusetts facility will continue to remain an important part of our manufacturing activities with significant portions of the operations being unaffected by the Relocation.

In addition, at or near the conclusion of our Connecticut building lease in May 2024, we intend to relocate a portion of our plastic injection molding operations to Tennessee and will evaluate selling the remaining molding operations utilized in our Connecticut operations to a third party. As of October 31, 2022, all plastic injection molding machinery and equipment was being utilized. Therefore, we could not determine an estimated range of reasonably possible losses associated with any impairment of such assets because we have not yet determined which assets may be sold.

(10) Restructuring:

As a result of the Relocation, $3.1 million and $5.5 million of restructuring charges were recorded in the three months ended October 31, 2022 and 2021, respectively, and $5.3 million and $5.5 million of restructuring charges were recorded in the six months ended October 31, 2022 and 2021, respectively.

The following table summarizes restructuring charges by line item for the three and six months ended October 31, 2022 and 2021 (in thousands):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2022	2021	2022	2021
Cost of sales	$1,735	$1,087	$2,978	$1,087
Research and development	—	5	3	5
Selling, marketing, and distribution	270	283	707	283
General and administrative	1,106	4,173	1,620	4,173
Total restructuring charges	$3,110	$5,548	$5,308	$5,548

The components of the restructuring charges recorded in our consolidated income statement are as follows (in thousands):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2022	2021	2022	2021
Severance and employee-related benefits (a)	$2,505	$1,935	$3,658	$1,935
Relocation (a)	179	—	1,062	—
Consulting services	206	3,569	266	3,569
Employee relations	135	44	230	44
Office rent and equipment	86	—	92	—
Total restructuring charges	$3,110	$5,548	$5,308	$5,548

___________________________________________

(a) Accrued under payroll and incentive

The following table summarizes the activity in the severance and employee-related benefits and relocation accruals for the six months ended October 31, 2022 (in thousands):

	Severance and employee-related benefits	Relocation	Total
Accrual at April 30, 2022	$5,732	$456	$6,188
Charges	3,658	1,062	4,720
Cash payments and settlements	—	(489)	(489)
Accrual at October 31, 2022	$9,390	$1,029	$10,419

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

Second Quarter Fiscal 2023 Highlights

Our operating results for the three months ended October 31, 2022 included the following:

•
Net sales were $121.0 million, a decrease of $109.4 million, or 47.5%, from the comparable quarter last year.
•
Gross margin was 32.4% compared with gross margin of 44.3% for the comparable quarter last year.
•
Net income was $9.6 million, or $0.21 per diluted share, compared with net income of $50.9 million, or $1.05 per diluted share, for the comparable quarter last year.

Our operating results for the six months ended October 31, 2022 included the following:

•
Net sales were $205.4 million, a decrease of $299.7 million, or 59.3%, from the prior year comparable period.
•
Gross margin was 34.4% compared with gross margin of 45.9% for the prior year comparable period.
•
Net income was $13.0 million, or $0.28 per diluted share, compared with net income of $127.8 million, or $2.63 per diluted share, for the prior year comparable period.

Results of Operations

Net Sales and Gross Profit – For the Three Months Ended October 31, 2022

The following table sets forth certain information regarding net sales and gross profit for the three months ended October 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Handguns	$93,037	$157,525	$(64,488)	-40.9%
Long Guns	16,999	60,320	(43,321)	-71.8%
Other Products & Services	10,999	12,634	(1,635)	-12.9%
Total net sales	$121,035	$230,479	$(109,444)	-47.5%
Cost of sales	81,773	128,484	(46,711)	-36.4%
Gross profit	$39,262	$101,995	$(62,733)	-61.5%
% of net sales (gross margin)	32.4%	44.3%

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended October 31, 2022 and 2021 (units in thousands):

Total Units Shipped	2022	2021	# Change	% Change
Handguns	209	383	(174)	-45.4%
Long Guns	31	109	(78)	-71.6%

Sporting Goods Channel Units Shipped	2022	2021	# Change	% Change
Handguns	191	360	(169)	-46.9%
Long Guns	27	104	(77)	-74.0%

Professional Channel Units Shipped	2022	2021	# Change	% Change
Handguns	18	23	(5)	-21.7%
Long Guns	4	5	(1)	-20.0%

Sales of our handguns decreased $64.5 million, or 40.9%, from the comparable quarter last year. The decrease in sales was primarily as a result of a return to more normalized demand from the historic pandemic-related demand that lasted from March 2020 through the beginning of fiscal 2022, partially offset by net sales generated from increased shipments of new products. Handgun unit shipments into the sporting goods channel decreased by 46.9% from the comparable quarter last year while overall consumer handgun demand decreased 7.0% (as indicated by adjusted background checks reported in the National Instant Criminal Background Check System, or NICS).

Sales of our long guns decreased $43.3 million, or 71.8%, from the comparable quarter last year. Similar to handgun sales, this decrease was primarily a result of lower demand for the majority of our long gun products. Long gun unit shipments into our sporting goods channel decreased 74.0% from the comparable quarter last year while overall consumer demand for long guns decreased 12.1%, as indicated by NICS, reflecting strong continued consumer demand for certain product categories in which we do not currently participate.

We believe that overall firearm demand remains healthy, as indicated by recent adjusted NICS data, but has normalized from the surge levels we experienced during much of calendar 2020 and 2021. We believe our comparable shipments year over year underperformed in comparison to NICS primarily because of channel inventory fluctuations. During the second quarter of fiscal 2022, our inventory in the distribution channel grew significantly (by more than 50%) compared with the second quarter of fiscal 2021. During the second quarter of this current year, however, inventory in our distribution channel declined more than 10% compared with the prior year comparable quarter, indicating that our channel partners have continued to adjust inventory levels. We believe this resulted in an outsized swing in our comparable quarterly financial results. Additionally, we believe that our sales were negatively impacted by recent increased aggressive promotional activity by many of our competitors and that the impact of inflation on consumer purchase power resulted in a temporary shift toward lower priced offerings.

Other products and services revenue decreased $1.6 million, or 12.9%, from the comparable quarter last year, primarily because of decreased sales of component parts and business-to-business services, partially offset by increased licensing revenue.

New products, defined as any new SKU not shipped in the comparable quarter last year, represented 25.0% of sales for the three months ended October 31, 2022 and included four new pistols, one new modern sporting rifle, and many new product line extensions.

Gross margin for the three months ended October 31, 2022 was 32.4% compared with gross margin of 44.3% for the comparable quarter last year, primarily because of a combination of reduced sales volumes across nearly all product lines, the impact of inflation in both material costs and labor, unfavorable fixed-cost absorption due to lower production volume, unfavorable product liability adjustments, and unfavorable inventory valuation adjustments, partially offset by decreased compensation costs.

Our inventory balances increased $59.8 million between April 30, 2022 and October 31, 2022 as we replenished stock to provide our customers with a more robust selection of inventory and positioned ourselves for potential increases in consumer demand. While inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results, it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors, including seasonality, new product introductions, news events, political events, and consumer tastes. We expect our inventory levels will decline by the end of the fiscal year because of normal seasonality, but will remain elevated as we begin our transition to our new facility in Tennessee.

Net Sales and Gross Profit – For the Six Months Ended October 31, 2022

The following table sets forth certain information regarding net sales and gross profit for the six months ended October 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Handguns	$152,403	$355,381	$(202,978)	-57.1%
Long Guns	31,105	128,012	(96,907)	-75.7%
Other Products & Services	21,921	21,695	226	1.0%
Total net sales	$205,429	$505,088	$(299,659)	-59.3%
Cost of sales	134,696	273,151	(138,455)	-50.7%
Gross profit	$70,733	$231,937	$(161,204)	-69.5%
% of net sales (gross margin)	34.4%	45.9%

The following table sets forth certain information regarding firearm units shipped by trade channel for the six months ended October 31, 2022 and 2021 (units in thousands):

Total Units Shipped	2022	2021	# Change	% Change
Handguns	337	890	(553)	-62.1%
Long Guns	58	246	(188)	-76.4%

Sporting Goods Channel Units Shipped	2022	2021	# Change	% Change
Handguns	307	834	(527)	-63.2%
Long Guns	51	235	(184)	-78.3%

Professional Channel Units Shipped	2022	2021	# Change	% Change
Handguns	30	56	(26)	-46.4%
Long Guns	7	11	(4)	-36.4%

Sales of our handguns decreased $203.0 million, or 57.1%, from the prior year comparable period. The decrease in sales was primarily as a result of a return to more normalized demand from the historic pandemic-related demand that lasted from March 2020 through the beginning of fiscal 2022 and replenishment of depleted channel inventory, partially offset by net sales generated from increased shipments of new products. Handgun unit shipments into the sporting goods channel decreased by 63.2% from the comparable quarter last year while overall consumer handgun demand decreased 5.9% (as indicated by NICS).

Sales of our long guns decreased $96.9 million, or 75.7%, from the prior year comparable period. Similar to handgun sales, this decrease was primarily as a result of lower demand for the majority of our long gun products and replenishment of channel inventory. Long gun unit shipments into our sporting goods channel decreased 78.3% from the comparable quarter last year while overall consumer demand for long guns decreased 8.7%, as indicated by NICS.

As noted above, fiscal 2022 included a period of inventory replenishment, involving significant restocking from the near complete depletion of inventory during the calendar 2020 and 2021 demand surge. This replenishment of inventory within the distribution channel peaked in our fiscal third quarter and, since that time, inventory levels have been declining, which has negatively impacted our shipments. During our prior year first half, we saw inventory in our distribution channel grow by more than 400%, while during the current first half, inventory in our distribution channel declined by approximately 25%, resulting in a significant impact on our comparable financial results.

Other products and services revenue increased $226,000, or 1.0%, over the prior year comparable period, primarily because of increased sales of component parts, business-to-business services, and handcuffs, partially offset by decreased licensing revenue.

New products represented 23.5% of sales for the six months ended October 31, 2022 and included six new pistols, one new modern sporting rifle, and many new product line extensions.

Gross margin for the six months ended October 31, 2022 was 34.4% compared with gross margin of 45.9% for the comparable period last year, primarily because of a combination of reduced sales volumes across nearly all product lines, the impact of inflation in both material and labor costs, unfavorable fixed-cost absorption due to lower production volume, expenses recorded related to employee severance and relocation costs associated with the Relocation, and unfavorable product liability adjustments, partially offset by decreased compensation costs and favorable inventory valuation adjustments.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended October 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Research and development	$1,869	$1,744	$125	7.2%
Selling, marketing, and distribution	9,431	11,423	(1,992)	-17.4%
General and administrative	15,435	23,436	(8,001)	-34.1%
Total operating expenses	$26,735	$36,603	$(9,868)	-27.0%
% of net sales	22.1%	15.9%

Research and development expenses increased $125,000 over the prior year comparable quarter, primarily because of new product development costs, partially offset by decreased compensation-related costs, driven by temporarily unfilled positions, which we believe were as a result of the Relocation. Selling, marketing, and distribution expenses decreased $2.0 million, primarily as a result of decreased co-op advertising expenses on lower sales, decreased compensation-related expenses resulting from lower profit-related compensation costs and temporarily unfilled positions, decreased digital advertising costs, and decreased freight costs because of lower shipments, partially offset by increased spending on targeted customer promotions and increased radio advertising costs. General and administrative expenses decreased $8.0 million, primarily because of lower costs associated with the Relocation, decreased legal-related expenses, decreased profit sharing expense, decreased compensation-related costs, driven by temporarily unfilled positions, which we believe were as a result of the Relocation, as well as lower profit-related compensation costs, and decreased bad debt expense.

The following table sets forth certain information regarding operating expenses for the six months ended October 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Research and development	$3,542	$3,552	$(10)	-0.3%
Selling, marketing, and distribution	17,458	22,057	(4,599)	-20.9%
General and administrative	33,288	41,049	(7,761)	-18.9%
Total operating expenses	$54,288	$66,658	$(12,370)	-18.6%
% of net sales	26.4%	13.2%

Research and development expenses were relatively flat compared with the prior year comparable period, primarily because of decreased compensation-related costs, partially offset by new product development costs. Selling, marketing, and distribution expenses decreased $4.6 million, primarily as a result of decreased compensation-related expenses, decreased co-op advertising expenses, decreased digital advertising costs, and decreased freight costs due to lower shipments, partially offset by increased costs associated with the Relocation, increased spending on targeted customer promotions, and increased expenses related to industry shows. General and administrative expenses decreased $7.8 million, primarily because of lower costs associated with the Relocation, decreased profit sharing expense, decreased legal-related expenses, decreased compensation-related costs, and decreased bad debt expense.

Operating Income

The following table sets forth certain information regarding operating income for the three months ended October 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Operating income from operations	$12,527	$65,392	$(52,865)	-80.8%
% of net sales (operating margin)	10.3%	28.4%

Operating income for the three months ended October 31, 2022 decreased $52.9 million from the comparable quarter last year, primarily because of reduced sales volumes across nearly all product lines, unfavorable fixed-cost absorption, unfavorable product liability adjustments, unfavorable inventory valuation adjustments, increased product development costs, and increased costs on targeted customer promotions, partially offset by decreased co-op advertising expenses, decreased compensation-related expenses, decreased digital advertising costs, and decreased freight costs due to lower shipments.

The following table sets forth certain information regarding operating income for the six months ended October 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Operating income from operations	$16,445	$165,279	$(148,834)	-90.1%
% of net sales (operating margin)	8.0%	32.7%

Operating income for the six months ended October 31, 2022 decreased $148.8 million from the prior year comparable period, primarily because of reduced sales volumes across nearly all product lines, unfavorable fixed-cost absorption, unfavorable product liability adjustments, increased product development costs, and increased spending on targeted customer promotions, partially offset by decreased co-op advertising expenses, decreased compensation-related expenses, decreased digital advertising costs, decreased freight costs due to lower shipments, decreased profit sharing expense, and decreased legal-related expenses.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended October 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Income tax expense	$3,249	$14,824	$(11,575)	-78.1%
% of income from operations (effective tax rate)	25.2%	22.5%		2.6%

Income tax expense decreased $11.6 million from the comparable quarter last year as a result of lower operating income.

The following table sets forth certain information regarding income tax expense for the six months ended October 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Income tax expense	$4,094	$37,944	$(33,850)	-89.2%
% of income from operations (effective tax rate)	24.0%	22.9%		1.1%

Income tax expense decreased $33.9 million from the prior year comparable period as a result of lower operating income.

Net Income

The following table sets forth certain information regarding net income and the related per share data for the three months ended October 31, 2022 and 2021 (dollars in thousands, except per share data):

	2022	2021	$ Change	% Change
Income from operations	$9,648	$50,935	$(41,287)	-81.1%
Net income per share
Basic	$0.21	$1.06	$(0.85)	-80.2%
Diluted	$0.21	$1.05	$(0.84)	-80.0%

Net income for the three months ended October 31, 2022 was $9.6 million compared with $50.9 million for the comparable quarter last year for the reasons outlined above.

The following table sets forth certain information regarding net income and the related per share data for the six months ended October 31, 2022 and 2021 (dollars in thousands, except per share data):

	2022	2021	$ Change	% Change
Income from operations	$12,960	$127,817	$(114,857)	-89.9%
Net income per share
Basic	$0.28	$2.65	$(2.37)	-89.4%
Diluted	$0.28	$2.63	$(2.35)	-89.4%

Net income for the six months ended October 31, 2022 was $13.0 million compared with $127.8 million for the prior year comparable period for the reasons outlined above.

Liquidity and Capital Resources

Our principal cash requirements are to (1) finance the growth of our operations, including working capital and capital expenditures, (2) fund the Relocation, and (3) return capital to stockholders. Capital expenditures for the Relocation, new product development, and repair and replacement of equipment represent important cash needs.

The following table sets forth certain cash flow information for the six months ended October 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Operating activities	$(28,165)	$105,364	$(133,529)	-126.7%
Investing activities	(39,590)	(10,199)	(29,391)	-288.2%
Financing activities	(9,998)	(48,791)	38,793	79.5%
Total cash flow	$(77,753)	$46,374	$(124,127)	-267.7%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flows. Cash used in operating activities was $28.2 million for the six months ended October 31, 2022 compared with $105.4 million of cash generated for the six months ended October 31, 2021. In addition to a $114.9 million reduction in net income, cash used in operating activities for the six months ended October 31, 2022 was negatively impacted by an incremental $18.0 million increase in inventory resulting from lower sales volumes, payment of an incremental $11.3 million in income taxes due to the timing of prior year tax payments, an incremental $4.1 million smaller decrease in accounts receivable, and an incremental $2.6 million increase in prepaid expenses and other current assets. These unfavorable impacts were partially offset by an incremental $14.4 million increase in accounts payable and incremental $6.0 million increase in accrued payroll and incentives due to accruals related to the Relocation.

Investing Activities

Cash used in investing activities increased $29.4 million for the six months ended October 31, 2022 compared with the prior year comparable period. We paid $39.4 million for capital expenditures for the six months ended October 31, 2022, $29.3 million higher than the prior year comparable period primarily due to payments related to the Relocation. Excluding payments related to the Relocation, we expect to spend between $20.0 million and $25.0 million on capital expenditures in fiscal 2023, representing a decrease of $4.0 million to an increase of nearly $1.0 million, as compared with $24.0 million in capital expenditures in fiscal 2022. This is primarily due to lower expenditures related to capacity offset by expenditures related to new product development and repair and replacement of equipment.

Additionally, as it relates to the Relocation, we expect to incur capital expenditures in connection with the construction and equipping of the new facility in an aggregate amount of not less than $120.0 million on or before December 31, 2025. We expect to spend between $115.0 million and $120.0 million on capital expenditures in fiscal 2023, of which $70.0 million to $75.0 million is expected for the construction of the facility. This spending will be recorded in construction in progress throughout the building construction. Through the six months ended October 31, 2022, we have incurred $39.8 million and paid $33.0 million for capital expenditures in connection with the Relocation, which was net of $9.0 million in state and local incentives received during the period.

Financing Activities

Cash used in financing activities was $10.0 million for the six months ended October 31, 2022 compared with $48.8 million for the six months ended October 31, 2021. Cash used in financing activities during the six months ended October 31, 2022 was primarily the result of $9.2 million in dividend distributions. For the six months ended October 31, 2021, cash used in financing activities was primarily the result of a $40.0 million treasury stock repurchase and $7.7 million in dividend distributions.

Finance Lease – We are a party to a $46.2 million lease for our Missouri distribution facility, which has an effective interest rate of approximately 5.0% and is payable in 240 monthly installments through fiscal 2039. The building is pledged to secure the amounts outstanding. During the six months ending October 31, 2022, we paid approximately $559,000 in principal payments relating to this finance lease. With the completion of the Separation, we entered into a sublease for 59.0% of this facility under the same terms as the master lease. On July 16, 2022, we entered into an amendment to the sublease agreement, increasing the subleased space to 64.7% of the facility under the same terms as the master lease. For the six months ended October 31, 2022, we have recorded $1.1 million of income related to this sublease agreement, which is recorded in other income/(expense) in our condensed consolidated statements of income.

Credit Facilities — As of October 31, 2022, we had no outstanding indebtedness. However, we maintain the Revolving Line, which includes availability up to $100.0 million at any one time. The Revolving Line provides for availability for general corporate purposes, with borrowings to bear interest at either the Base Rate or LIBOR rate, plus an applicable margin based on our consolidated leverage ratio, as of October 31, 2022. The Amended and Restated Credit Agreement also provides a swingline facility in the maximum amount of $5.0 million at any one time (subject to availability under the revolving line). Each Swingline Loan (as defined in the Amended and Restated Credit Agreement) bears interest at the Base Rate, plus an applicable margin based on our consolidated leverage ratio. In the event of a Springing Lien Triggering Event (as defined in the Amended and Restated Credit Agreement), we would be required to enter into certain documents that create in favor of the administrative agent, and the lenders party to such documents as legal, valid, and enforceable first priority lien on the collateral described therein. Subject to the satisfaction of certain terms and conditions described in the Amended and Restated Credit Agreement, we have an option to increase the Revolving Line by an aggregate amount not exceeding $50.0 million. The Revolving Line matures on the earlier of August 24, 2025, or the date that is six months in advance of the earliest maturity of any Permitted Notes under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. We were in compliance with all debt covenants as of October 31, 2022.

Share Repurchase Programs — On March 2, 2021, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions. During fiscal 2021, we repurchased 3,380,447 shares of our common stock for $60.0 million under this authorization. During the six months ended October 31, 2021, we completed this stock repurchase program by repurchasing 1,967,420 shares of our common stock for $40.0 million utilizing cash on hand. On June 15, 2021, our Board of Directors authorized the repurchase of an additional $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions. For the six months ended October 31, 2022, there were no purchases under this authorization; this authorization was completed during fiscal 2022. There were no common stock purchases through the six months ended October 31, 2022, nor were there any unfulfilled authorizations.

Dividends — In March 2022, our Board of Directors authorized a regular quarterly dividend for stockholders of $0.10 per share. The current dividend will be for stockholders of record as of market close on December 20, 2022 and will be payable on January 3, 2023.

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

As of October 31, 2022, we had $43.0 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our finance leases and other commitments, for the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended October 31, 2022, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2022, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of October 31, 2022, we had no authorized share repurchase programs.

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

SMITH & WESSON BRANDS, INC. a Nevada corporation

Date: December 6, 2022	By:	/s/ Mark P. Smith
Mark P. Smith
President and Chief Executive Officer

Date: December 6, 2022	By:	/s/ Deana L. McPherson
Deana L. McPherson
Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary