Form 10-Q
period 2023-01-31
SMITH & WESSON BRANDS, INC.
filed 2023-03-09
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

The registrant had 45,898,111 shares of common stock, par value $0.001, outstanding as of March 7, 2023.

SMITH & WESSON BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended January 31, 2023 and 2022

Smith & Wesson®, S&W®, M&P®, M&P Shield®, Performance Center®, Airlite®, Airweight®, American Guardians®, America’s Master Gunmaker®, Armornite®, Arrow®, Aurora®, Aurora-II®, Blast Jacket®, Bodyguard®, Carry Comp®, Chiefs Special®, Club 1852®, Compass®, Competitor®, Contender®, CSX®, Dagger®, Dimension®, Encore®, E-Series®, EZ®, Flextech®, G-Core®, Gemtech®, Gemtech Suppressors®, Gemtech World-Class Silencers®, GM®, GMT-Halo®, Governor®, Integra®, Lady Smith®, Lever Lock®, LOC Locking Optimized Components®, Lunar®, M2.0®, Mag Express®, Magnum®, Maxi-Hunter®, Mist-22®, Mountain Gun®, Number 13®, PC®, Power Rod®, Protected by Smith & Wesson®, Put A Legend On Your Line®, QLA®, Quick Load Accurizer®, Quickmount®, Shield®, Smith & Wesson Collectors Association®, Smith & Wesson Performance Center®, Smith & Wesson Precision Components®, Speed Breech®, Speed Breach XT®, SW22 Victory®, Swing Hammer®, T/C®, T/CR22®, T17®, The Professional’s Choice for Decades®, The S&W Bench®, The Sigma Series®, Thompson/Center®, Trek®, Triumph®, U-View®, Viper®, and Weather Shield® are some of the registered U.S. trademarks of our company or one of our subsidiaries. Abyss™, Neutron™, GVAC™, TEMPO™, OXBOW™, ETM™, FlexMag™, Silence Is Golden™, Smith & Wesson Response™, Smith & Wesson Academy™, M&P FPC™, C.O.R.E.™, SW Equalizer™, GM-S1™, Redux™, Oath™, Nerve™, Empowering Americans™, GunSmarts™, S&W500™, SDVE™, SW1911™, Volunteer™, Cheap Shot™, Impact!™, Impact!SB™, Katahdin™, Maxi-Ball™, Natural Lube 1000 Plus™, Pro Hunter™, Pro-Hunter FX™, Pro Hunter XT™, Quickshot™, Speed Shots™, Strike™, Super Glide™, Venture™, Alpine™, One™, Patrolman™, and Tracker™ are some of the unregistered trademarks of our company or one of our subsidiaries. This report also may contain trademarks and trade names of other companies.

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding plans to move our headquarters and significant of our manufacturing operations to a new facility being constructed in Maryville, Tennessee; lease payments for future periods; estimated amortization expense of intangible assets for future periods; our intention to terminate the Sublease (as defined herein) on or around the effective date of the Assignment and Assumption Agreement (as defined herein); negotiations with our lenders to transition from LIBOR to SOFR affecting our future borrowing rates; the outcome of the lawsuits to which we are subject and their effect on us; our belief that the claims asserted by Gemini (as defined herein) and plaintiffs in a putative class action against us have no merit and that we intend to aggressively defend these actions; our belief with respect to certain matters described in the Commitments and Contingencies – Litigation section, that the allegations are unfounded and that any incident and any results from them or any injuries were due to negligence or misuse of the firearm by the claimant or a third party; our belief that our accruals for product liability cases and claims are a reasonable quantitative measure of the cost to us of product liability cases and claims; our belief that we have provided adequate accruals for defense costs; our intention in connection with the Project Agreement (as defined herein) to incur, or cause to be incurred, no less than $120.0 million in aggregate capital expenditures on or before December 31, 2025, create no less than 620 new jobs, and sustain an average hourly wage of at least $25.97 at the facility; our intention, with respect to assets associated with our assembly operations in Massachusetts and distribution operations in Missouri, to either move those assets to Tennessee at the appropriate time or sell or sublease those assets that will not be moved; our expectation that subsequent to the Relocation, our Massachusetts facility will continue to remain an important part of our manufacturing activities with significant portions of the operations being unaffected by the Relocation; our intention, at or near the conclusion of our Connecticut building lease in May 2024, to relocate a portion of the plastic injection molding operations to Tennessee and evaluate selling the remaining molding operations utilized in our Connecticut operations to a third party; our inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results; our ability to utilize process improvements to mitigate inflationary impacts in future periods will likely resume only once the Relocation is completed; our expectation that our inventory levels will decline by the end of the fiscal year due to normal seasonality, but will remain elevated as we begin our transition to our new facility in Tennessee; our belief that overall firearm demand remains healthy, as indicated by recent adjusted NICS data; our expectation to incur capital expenditures in connection with the construction and equipping of the new facility in Maryville, Tennessee in an aggregate amount of approximately $160.0 million to $170.0 million through the end of fiscal 2024; our expectation for capital expenditures in fiscal 2023, including spending related to the Relocation; factors affecting our future capital requirements; availability of equity or debt financing on acceptable terms, if at all; the record date and payment date for our dividend; and our belief that our existing capital resources and credit facilities will be adequate to fund our operations, including our finance leases and other commitments, for the next 12 months. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q reflect our views as of the date hereof about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among other, economic, social, political, legislative, and regulatory factors; the potential for increased regulation of firearms and firearm-related products; actions of social activists that could have an adverse effect on our business; the impact of lawsuits; the demand for our products; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns, including the impact of inflationary pressures; our competitive environment; the supply, availability, and costs of raw materials and components; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to effectively manage and execute the Relocation; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; our penetration rates in new and existing markets; our strategies; our ability to maintain and enhance brand recognition and reputation; our ability to introduce new products; the success of new products; our ability to expand our markets; our ability to integrate acquired businesses in a successful manner; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, or the Fiscal 2022 Form 10-K.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	January 31, 2023	April 30, 2022
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$44,596	$120,728
Accounts receivable, net of allowances for credit losses of $35 on January 31, 2023 and $36 on April 30, 2022	58,252	62,695
Inventories	193,426	136,660
Prepaid expenses and other current assets	5,954	5,569
Income tax receivable	7,660	1,945
Total current assets	309,888	327,597
Property, plant, and equipment, net	186,190	135,591
Intangibles, net	3,594	3,608
Goodwill	19,024	19,024
Deferred income taxes	1,221	1,221
Other assets	9,276	10,435
Total assets	$529,193	$497,476
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,761	$30,042
Accrued expenses and deferred revenue	19,485	23,482
Accrued payroll and incentives	18,444	17,371
Accrued income taxes	169	2,673
Accrued profit sharing	7,807	13,543
Accrued warranty	1,682	1,838
Total current liabilities	85,348	88,949
Notes and loans payable, net of current portion (Note 4)	24,769	—
Finance lease payable, net of current portion	36,687	37,628
Other non-current liabilities	8,021	10,385
Total liabilities	154,825	136,962
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 74,938,481 issued and 45,898,111 shares outstanding on January 31, 2023 and 74,641,439 shares issued and 45,601,069 shares outstanding on April 30, 2022	75	75
Additional paid-in capital	281,659	278,101
Retained earnings	514,936	504,640
Accumulated other comprehensive income	73	73
Treasury stock, at cost (29,040,370 shares on January 31, 2023 and April 30, 2022)	(422,375)	(422,375)
Total stockholders’ equity	374,368	360,514
Total liabilities and stockholders' equity	$529,193	$497,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net sales	$129,036	$177,738	$334,465	$682,826
Cost of sales	87,195	107,339	221,890	380,490
Gross profit	41,841	70,399	112,575	302,336
Operating expenses:
Research and development	2,133	1,716	5,675	5,269
Selling, marketing, and distribution	9,996	11,518	27,454	33,575
General and administrative	15,576	17,443	48,867	58,491
Total operating expenses	27,705	30,677	81,996	97,335
Operating income	14,136	39,722	30,579	205,001
Other income/(expense), net:
Other income/(expense), net	840	751	2,304	2,244
Interest expense, net	(508)	(594)	(1,361)	(1,605)
Total other income/(expense), net	332	157	943	640
Income from operations before income taxes	14,468	39,879	31,522	205,641
Income tax expense	3,389	9,337	7,483	47,281
Net income	$11,079	$30,542	$24,039	$158,359
Net income per share:
Basic - net income	$0.24	$0.65	$0.52	$3.32
Diluted - net income	$0.24	$0.65	$0.52	$3.28
Weighted average number of common shares outstanding:
Basic	45,897	46,763	45,817	47,769
Diluted	46,166	47,175	46,133	48,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at October 31, 2021	74,547	$75	$275,229	$445,306	$73	26,252	$(372,375)	$348,308
Stock-based compensation	—	—	1,199	—	—	—	—	1,199
Shares issued under employee stock purchase plan	—	—	15	—	—	—	—	15
Issuance of common stock under restricted stock unit awards, net of shares surrendered	3	—	(54)	—	—	—	—	(54)
Repurchase of treasury stock	—	—	—	—	—	2,788	(50,000)	(50,000)
Dividends issued	—	—	—	(3,701)	—	—	—	(3,701)
Net income	—	—	—	30,542	—	—	—	30,542
Balance at January 31, 2022	74,550	75	276,389	472,147	73	29,040	(422,375)	326,309

Balance at April 30, 2021	74,222	74	273,431	325,181	73	24,285	(332,375)	266,384
Stock-based compensation	—	—	3,565	—	—	—	—	3,565
Shares issued under employee stock purchase plan	61	—	846	—	—	—	—	846
Issuance of common stock under restricted stock unit awards, net of shares surrendered	267	1	(1,453)	—	—	—	—	(1,452)
Repurchase of treasury stock	—	—	—	—	—	4,755	(90,000)	(90,000)
Dividends issued	—	—	—	(11,393)	—	—	—	(11,393)
Net income	—	—	—	158,359	—	—	—	158,359
Balance at January 31, 2022	74,550	75	276,389	472,147	73	29,040	(422,375)	326,309

Balance at October 31, 2022	74,935	75	280,420	508,447	73	29,040	(422,375)	366,640
Stock-based compensation	—	—	1,253	—	—	—	—	1,253
Issuance of common stock under restricted stock unit awards, net of shares surrendered	3	—	(14)	—	—	—	—	(14)
Dividends issued	—	—	—	(4,590)	—	—	—	(4,590)
Net income	—	—	—	11,079	—	—	—	11,079
Balance at January 31, 2023	74,938	75	281,659	514,936	73	29,040	(422,375)	374,368

Balance at April 30, 2022	74,641	75	278,101	504,640	73	29,040	(422,375)	360,514
Stock-based compensation	—	—	3,859	—	—	—	—	3,859
Shares issued under employee stock purchase plan	85	—	753	—	—	—	—	753
Issuance of common stock under restricted stock unit awards, net of shares surrendered	212	—	(1,054)	—	—	—	—	(1,054)
Dividends issued	—	—	—	(13,744)	—	—	—	(13,744)
Net income	—	—	—	24,039	—	—	—	24,039
Balance at January 31, 2023	74,938	$75	$281,659	$514,936	$73	29,040	$(422,375)	$374,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended January 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$24,039	$158,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,795	22,413
(Gain)/loss on sale/disposition of assets	(43)	31
Provision for (recoveries)/losses on notes and accounts receivable	(1)	678
Impairment of long-lived tangible assets	—	86
Stock-based compensation expense	3,859	3,565
Changes in operating assets and liabilities:
Accounts receivable	4,444	17,378
Inventories	(56,767)	(55,791)
Prepaid expenses and other current assets	(384)	887
Income taxes	(8,220)	(2,119)
Accounts payable	134	(21,209)
Accrued payroll and incentives	1,073	(1,158)
Accrued profit sharing	(5,737)	(2,943)
Accrued expenses and deferred revenue	(4,078)	(6,322)
Accrued warranty	(156)	(159)
Other assets	1,158	2,188
Other non-current liabilities	(2,364)	(3,609)
Net cash (used in)/provided by operating activities	(21,248)	112,275
Cash flows from investing activities:
Payments to acquire patents and software	(251)	(218)
Proceeds from sale of property and equipment	85	97
Payments to acquire property and equipment	(64,586)	(15,090)
Net cash used in investing activities	(64,752)	(15,211)
Cash flows from financing activities:
Proceeds from loans and notes payable	25,000	—
Payments on finance lease obligation	(856)	(813)
Payments on notes and loans payable	(231)	—
Payments to acquire treasury stock	—	(90,000)
Dividend distribution	(13,744)	(11,393)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	753	846
Payment of employee withholding tax related to restricted stock units	(1,054)	(1,453)
Net cash provided by/(used in) financing activities	9,868	(102,813)
Net decrease in cash and cash equivalents	(76,132)	(5,749)
Cash and cash equivalents, beginning of period	120,728	113,017
Cash and cash equivalents, end of period	$44,596	$107,268
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,743	$1,670
Income taxes	$15,775	$49,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Supplemental Disclosure of Non-cash Investing Activities:

	For the Nine Months Ended January 31,
	2023	2022
	(In thousands)
Purchases of property and equipment included in accounts payable	$7,994	$679

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2023 and 2022

(1) Organization:

We are one of the world’s leading manufacturers and designers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles), handcuffs, suppressors, and other firearm-related products for sale to a wide variety of customers, including firearm enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our products under the Smith & Wesson, M&P, and Gemtech brands. We manufacture our products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut. We store finished good inventory and fulfill customer orders from our distribution center in Columbia, Missouri. We also sell our manufacturing services to other businesses to attempt to level-load our factories. We sell those services under our Smith & Wesson and Smith & Wesson Precision Components brands. We plan to move our headquarters and significant elements of our operations (including our distribution center) to a new facility being constructed in Maryville, Tennessee. See Note 9 — Commitments and Contingencies and Note 10 — Restructuring, for more information regarding this plan.

(2) Basis of Presentation:

Interim Financial Information – The condensed consolidated balance sheet as of January 31, 2023, the condensed consolidated statements of income for the three and nine months ended January 31, 2023 and 2022, the condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended January 31, 2023 and 2022, and the condensed consolidated statements of cash flows for the nine months ended January 31, 2023 and 2022 have been prepared by us without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows for three and nine months ended January 31, 2023 and for the periods presented, have been included. All intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2022 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Fiscal 2022 Form 10-K. The results of operations for the three and nine months ended January 31, 2023 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2023, or any other period.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2023 and 2022

The amounts of assets and liabilities related to our operating and financing leases as of January 31, 2023 were as follows (in thousands):

	Balance Sheet Caption	January 31, 2023
Operating Leases
Right-of-use assets		$7,297
Accumulated amortization		(4,780)
Right-of-use assets, net	Other assets	$2,517

Current liabilities	Accrued expenses and deferred revenue	$1,596
Non-current liabilities	Other non-current liabilities	1,153
Total operating lease liabilities		$2,749
Finance Leases
Right-of-use assets		$40,761
Accumulated depreciation		(7,839)
Right-of-use assets, net	Property, plant, and equipment, net	$32,922

Current liabilities	Accrued expenses and deferred revenue	$1,243
Non-current liabilities	Finance lease payable, net of current portion	36,687
Total finance lease liabilities		$37,930

For the three months ended January 31, 2023, we recorded $467,000 of operating lease costs, of which $27,000 related to short-term leases that were not recorded as right-of-use assets. We recorded $523,000 of financing lease amortization and $477,000 of financing lease interest expense for the three months ended January 31, 2023. For the nine months ended January 31, 2023, we recorded $1.4 million of operating lease costs, of which $78,000 related to short-term leases that were not recorded as right-of-use assets. We recorded $1.6 million of financing lease amortization and $1.4 million of financing lease interest expense for the nine months ended January 31, 2023. As of January 31, 2023, our weighted average lease term and weighted average discount rate for our operating leases were 2.7 years and 4.4%, respectively. As of January 31, 2023, our weighted average lease term and weighted average discount rate for our financing leases were 15.8 years and 5.0%, respectively, and consisted primarily of our Missouri distribution center. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

On October 26, 2017, we entered into (a) a lease agreement with Ryan Boone County, LLC, or the Original MO Landlord, concerning certain real property located in Boone County, Missouri on which we have been operating our distribution center, or the MO Lease, and (b) a guaranty in favor of the Original MO Landlord, or the Guaranty. With the completion of the spin-off of our outdoor products and accessories business on August 24, 2020, or the Separation, we entered into a sublease whereby American Outdoor Brands, Inc., our former wholly owned subsidiary, or AOUT, subleases from us 59.0% of our Missouri distribution center under the same terms as the MO Lease, or the Sublease. On July 16, 2022, we entered into an amendment to the Sublease, increasing the leased space to 64.7% of the facility under the same terms as the MO Lease. On January 31, 2023, we entered into (i) an assignment and assumption agreement with AOUT, pursuant to which AOUT will assume all of our rights, entitlement, and obligations in, to, and under the MO Lease, in each case effective on January 1, 2024, subject to a number of conditions precedent, or the Assignment and Assumption Agreement, and (ii) an amended and restated guaranty in favor of RCS-S&W Facility, LLC, as successor in interest to the Original MO Landlord, pursuant to which Smith & Wesson Sales Company was added as a guarantor, or the Amended and Restated Guaranty. We intend to terminate the Sublease on or around the effective date of the Assignment and Assumption Agreement. For the three and nine months ended January 31, 2023, income related to the Sublease was $579,000 and $1.7 million, respectively, which was recorded in other income in our condensed consolidated statements of income.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2023 and 2022

The following table represents future expected undiscounted cashflows, based on the sublease agreement with AOUT, to be received on an annual basis for the next five years and thereafter, as of January 31, 2023 (in thousands):

Fiscal	Amount
2023	$518
2024	2,435
2025	3,180
2026	3,235
2027	3,292
Thereafter	42,256
Total future sublease receipts	54,916
Less amounts representing interest	(17,274)
Present value of sublease receipts	$37,642

Future lease payments for all our operating and finance leases for succeeding fiscal years is as follows (in thousands):

	Operating	Financing	Total
2023	$444	$775	$1,219
2024	1,650	3,125	4,775
2025	324	3,180	3,504
2026	301	3,235	3,536
2027	272	3,292	3,564
Thereafter	125	42,256	42,381
Total future lease payments	3,116	55,863	58,979
Less amounts representing interest	(367)	(17,933)	(18,300)
Present value of lease payments	2,749	37,930	40,679
Less current maturities of lease liabilities	(1,596)	(1,243)	(2,839)
Long-term maturities of lease liabilities	$1,153	$36,687	$37,840

For the three and nine months ended January 31, 2023, the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $1.2 million and $3.7 million, respectively.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2023 and 2022

As of January 31, 2023, we had $25.0 million of borrowings outstanding on the Revolving Line, which bore an interest rate of 5.97%, which is equal to the LIBOR rate plus an applicable margin. We are currently negotiating with our lenders to transition from LIBOR to SOFR, which may affect our future borrowing rates.

The Amended and Restated Credit Agreement contains customary limitations, including limitations on indebtedness, liens, fundamental changes to business or organizational structure, investments, loans, advances, guarantees, and acquisitions, asset sales, dividends, stock repurchases, stock redemptions, and the redemption or prepayment of other debt, and transactions with affiliates. We are also subject to financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of January 31, 2023, we were compliant with all required financial covenants.

Letters of Credit — At January 31, 2023, we had outstanding letters of credit aggregating $2.6 million, which included a $1.5 million letter of credit to collateralize our captive insurance company.

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $44.6 million and $120.7 million as of January 31, 2023 and April 30, 2022, respectively. The carrying value of our revolving line of credit approximated the fair value as of January 31, 2023. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

We did not have any Level 2 or Level 3 financial assets or liabilities as of January 31, 2023.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2023 and 2022

(6) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or net realizable value, as of January 31, 2023 and April 30, 2022 (in thousands):

	January 31, 2023	April 30, 2022
Finished goods	$112,597	$58,460
Finished parts	62,548	62,187
Work in process	6,030	5,304
Raw material	12,251	10,709
Total inventories	$193,426	$136,660

(7) Accrued Expenses and Deferred Revenue:

The following table sets forth other accrued expenses as of January 31, 2023 and April 30, 2022 (in thousands):

	January 31, 2023	April 30, 2022
Accrued employee benefits	$3,685	$3,705
Accrued taxes other than income	3,554	7,008
Accrued other	3,005	3,959
Accrued distributor incentives	2,939	2,917
Accrued professional fees	1,975	1,997
Current portion of operating lease obligation	1,596	1,495
Accrued rebates and promotions	1,374	1,243
Current portion of finance lease obligation	1,243	1,158
Total accrued expenses and deferred revenue	$19,485	$23,482

(8) Stockholders’ Equity:

Earnings per Share

The following table provides a reconciliation of net income and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended January 31, 2023 and 2022 (in thousands, except per share data):

	For the Three Months Ended January 31,
	2023			2022
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$11,079	45,897	$0.24	$30,542	46,763	$0.65
Effect of dilutive stock awards	—	269	—	—	412	—
Diluted earnings	$11,079	46,166	$0.24	$30,542	47,175	$0.65

The following table provides a reconciliation of net income and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the nine months ended January 31, 2023 and 2022 (in thousands, except per share data):

	For the Nine Months Ended January 31,
	2023			2022
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic (loss)/earnings	$24,039	45,817	$0.52	$158,359	47,769	$3.32
Effect of dilutive stock awards	—	316	—	—	538	—
Diluted (loss)/earnings	$24,039	46,133	$0.52	$158,359	48,307	$3.28

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2023 and 2022

For the three months ended January 31, 2023 and 2022, the amount of restricted stock units, or RSUs, excluded from the computation of diluted earnings per share was 16,677 and 11,739, respectively, because the effect would be antidilutive. For the nine months ended January 31, 2023 and 2022, the amount of shares excluded from the computation of diluted earnings per share was 21,157 and 22,720, respectively, because the effect would be antidilutive.

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

The 2022 Incentive Stock Plan authorizes the issuance of 1,000,000 shares, plus any shares that were reserved and remained available for grant and delivery under the 2013 Incentive Stock Plan as of September 12, 2022, the effective date of the 2022 Incentive Stock Plan. The 2022 Incentive Stock Plan permits the grant of options to acquire common stock, restricted stock awards, RSUs, stock appreciation rights, bonus stock and awards in lieu of obligations, performance awards, and dividend equivalents. Our Board of Directors, or a committee, administers the stock plans, selects recipients to whom awards are granted, and determines the grants to be awarded. Options granted under the stock plans are exercisable at a price determined by our Board of Directors or a committee at the time of grant, but in no event, less than fair market value of our common stock on the effective date of the grant. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the stock plans are generally nontransferable and subject to forfeiture.

Unless terminated earlier by our Board of Directors, the 2022 Incentive Stock Plan will terminate at the earliest of (1) the tenth anniversary of the effective date of the 2022 Incentive Stock Plan, or (2) such time as no shares of common stock remain available for issuance under the plan and we have no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an award is deemed to be the effective date upon which our Board of Directors or a committee authorizes the granting of such award.

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

The total stock-based compensation expense, including stock options, purchases under our ESPP, RSUs, and performance-based RSUs, or PSUs, was $3.9 million and $3.6 million for the nine months ended January 31, 2023 and 2022, respectively. We include stock-based compensation expense in cost of sales, sales and marketing, research and development, and general and administrative expenses.

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

During the nine months ended January 31, 2023, we granted an aggregate of 286,218 RSUs, including 157,227 RSUs to non-executive officer employees, 72,494 RSUs to our executive officers, and 56,497 RSUs to our directors. During the nine months ended January 31, 2023, we granted 108,736 PSUs to certain of our executive officers. During the nine months ended January 31, 2023, we cancelled 33,974 RSUs as a result of the service conditions not being met. In connection with the vesting of RSUs, during the nine months ended January 31, 2023, we delivered common stock to our employees and directors, including our executive officers, with a total market value of $3.9 million. In connection with a 2018 grant, which vested in fiscal 2022, we delivered market-condition PSUs to certain of our executive officers and a former executive officer with a total market value of $1.2 million. In addition, in connection

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2023 and 2022

with a 2019 grant, 57,600 PSUs vested to certain of our executive officers and a former executive officer, which resulted from achieving the maximum performance of 200.0% of target for the original 28,800 PSUs granted.

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

A summary of activity for unvested RSUs and PSUs for the nine months ended January 31, 2023 and 2022 is as follows:

	For the Nine Months Ended January 31,
	2023		2022
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	827,930	$13.30	995,879	$11.65
Awarded (a)	423,754	13.53	301,880	16.54
Vested	(286,418)	13.97	(336,920)	14.61
Forfeited	(33,974)	15.17	(85,398)	15.19
RSUs and PSUs outstanding, end of period	931,292	$13.13	875,441	$11.13

——————————

(a)
Includes 28,800 and 43,200 PSUs that vested during the nine months ended January 31, 2023 and 2022, respectively, in connection with achieving maximum performance targets for the 2019 and 2018 grants, respectively.

As of January 31, 2023, there was $3.9 million of unrecognized compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average remaining contractual term of 1.2 years.

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

We are a defendant in five product liability cases and are aware of six other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed in August 1999 by the city of Gary, Indiana, or the City, against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. In January 2018, the Lake Superior Court, County of Lake, Indiana granted defendants’ Motion for Judgment on the Pleadings, dismissing the case in its entirety. In February 2018, plaintiffs appealed the dismissal to the Indiana Court of Appeals. In May 2019, the Indiana Court of Appeals issued a decision, which affirmed in part and reversed in part and remanded for further proceedings, the trial court’s dismissal of the

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2023 and 2022

City’s complaint. In July 2019, defendants filed a Petition to Transfer jurisdiction to the Indiana Supreme Court. In November 2019, the Indiana Supreme Court denied defendants' petition to transfer and the case was returned to the trial court. Discovery remains ongoing.

In May 2018, we were named in an action related to the Parkland, Florida shooting that was filed in the Circuit Court, Broward County, Florida seeking a declaratory judgment that a Florida statute that provides firearm manufacturers and dealers immunity from liability when their legally manufactured and lawfully sold firearms are later used in criminal acts applies only to civil actions commenced by governmental agencies, not private litigants. In August 2018, we moved to dismiss the complaint on the grounds that it seeks an impermissible advisory opinion. In December 2018, the court granted defendants’ motion to dismiss without prejudice and granted plaintiffs leave to amend their complaint. Later in December 2018, plaintiffs filed a Second Amended Complaint for Declaratory Relief and defendants filed a Motion to Dismiss Plaintiffs’ Second Amended Complaint. In November 2019, the court granted defendants’ motion to dismiss plaintiffs’ second amended complaint, with prejudice. In June 2021, upon plaintiffs’ motion, the Fourth District Court of Appeal of the State of Florida, or the Court of Appeal, ruled that the Circuit Court’s order dismissing the case was not “final and appealable” and ordered the Circuit Court to enter a final order of dismissal. In July 2021, certain plaintiffs filed a notice of appeal to the Court of Appeal. On January 4, 2023, the Court of Appeal affirmed the trial court's dismissal of the case. On February 6, 2023, plaintiffs filed a notice of appeal to the Supreme Court of Florida.

We are a defendant in a putative class proceeding before the Ontario Superior Court of Justice in Toronto, Canada that was filed in December 2019. The action claims CAD$50 million in aggregate general damages, CAD$100 million in aggregate punitive damages, special damages in an unspecified amount, together with interest and legal costs. The named plaintiffs are two victims of a shooting that took place in Toronto in July 2018 and their family members. One victim was shot and injured during the shooting. The other victim suffered unspecified injuries while fleeing the shooting. The plaintiffs are seeking to certify a claim on behalf of classes that include all persons who were killed or injured in the shooting and their immediate family members. The plaintiffs allege negligent design and public nuisance. The case has not been certified as a class action. In July 2020, we filed a Notice of Motion for an order striking the claim and dismissing the action in its entirety. In February 2021, the court granted our motion in part, and dismissed the plaintiffs’ claims in public nuisance and strict liability. The court declined to strike the negligent design claim and ordered that the claim proceed to a certification motion. In March 2021, we filed a motion for leave to appeal the court’s refusal to strike the negligent design claim with the Divisional Court, Ontario Superior Court of Justice. In July 2021, plaintiffs filed a motion to stay our motion for leave to appeal with the Divisional Court, on grounds that appeal is premature. In November 2021, the Divisional Court granted plaintiffs' motion, staying our motion for leave to appeal until 30 days after the decision on the balance of plaintiffs' certification motion. Plaintiffs’ certification motion was extended by the court to January 2024.

In May 2020, we were named in an action related to the Chabad of Poway synagogue shooting that took place in April 2019. The complaint was filed in the Superior Court of the State of California, for the County of San Diego – Central, and asserts claims against us for product liability, unfair competition, negligence, and public nuisance. The plaintiffs allege they were present at the synagogue on the day of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory and punitive damages, attorneys’ fees, and injunctive relief. In September 2020, we filed a demurrer and motion to strike, seeking to dismiss plaintiffs’ complaint. In July 2021, the court granted our motion in part, and reversed it in part, ruling that (1) the PLCAA barred plaintiffs’ product liability action; (2) plaintiffs did not have standing to maintain an action under the Unfair Competition Law for personal injury related damages, but gave plaintiffs leave to amend to plead an economic injury; and (3) the PLCAA did not bar plaintiffs’ ordinary negligence and public nuisance actions because plaintiffs had alleged that we violated 18 U.S.C. Section 922(b)(4), which generally prohibits the sale of fully automatic “machineguns.” In August 2021, we filed a Petition for Writ of Mandate in the Court of Appeal of the State of California, Fourth Appellate District, Division One. In September 2021, the Court of Appeal denied our appeal. In February 2022, the court consolidated the case with three related cases, in which we are not a party. In March 2022, the court granted our motion, dismissing plaintiffs’ Unfair Competition Law claim, without further leave to amend. Discovery is ongoing.

We are a defendant in an action filed in the U.S. District Court for the District of Massachusetts. In August 2021, the Mexican Government filed an action against several U.S.-based firearms manufacturers and a firearms distributor, claiming defendants design, market, distribute, and sell firearms in ways they know routinely arm the drug cartels in Mexico. Plaintiff alleges, among other claims, negligence, public nuisance, design defect, unjust enrichment and restitution against all defendants and violation of the Massachusetts Consumer Protection Act against us alone, and is seeking monetary damages and injunctive relief. In November 2021, defendants filed motions to dismiss plaintiff's complaint. In January 2022, plaintiff filed its oppositions to our motions. Several amicus briefs were also filed with the court. In April 2022, a hearing was held on defendants’ motions to dismiss. In September 2022, the district court granted defendants’ motions to dismiss. In October 2022, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the First Circuit.

In September 2022, we were named as defendants in 12 nearly identical, separate actions related to a shooting in Highland Park, Illinois on July 4, 2022. The complaints were filed in the Circuit Court of the Nineteenth Judicial Circuit in Lake County, Illinois and

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2023 and 2022

assert claims against us for negligence and for deceptive and unfair practices under the Illinois Consumer Fraud and Deceptive Business Practices Act. Plaintiffs also name as defendants the website and retailer that sold the firearm, the shooter, and the shooter’s father. The plaintiffs allege they were present at a parade at the time of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory damages, attorneys’ fees and injunctive relief. We filed motions for removal of each case to the U.S. District Court for the Northern District of Illinois. In November 2022, we filed a motion to consolidate the cases for preliminary motion purposes. In December 2022, plaintiffs filed motions to remand the cases back to the state court. On January 20, 2023, we filed our opposition to plaintiffs’ motion to remand.

In December 2022, the City of Buffalo, New York filed a complaint in the Supreme Court of the State of New York, County of Erie, against numerous manufacturers, distributors, and retailers of firearms. Later in December 2022, the City of Rochester, New York filed an almost identical complaint in the Supreme Court of the State of New York, County of Monroe, against the same defendants. The complaints allege violation of New York General Business Law, public nuisance, and deceptive business practices in violation of NY General Business Laws. In January 2023, we filed notices of removal of the cases to the US District Court.

We believe that the various allegations as described above are unfounded, and, in addition, that any incident and any results from them or any injuries were due to negligence or misuse of the firearm by the claimant or a third party.

In March 2022, two plaintiffs, on behalf of a proposed class of current and former employees and temporary workers who worked at our Springfield facility from November 2018 to the present, filed a claim alleging non-payment of wages and overtime in violation of the Massachusetts Wage Act and Massachusetts Fair Wage Act. The case has not been certified as a class action. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action.

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

We recorded our liability for defense costs before consideration for reimbursement from insurance carriers. We have also recorded the amount due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets.

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

For the Three and Nine Months Ended January 31, 2023 and 2022

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

On February 2, 2023, we entered into a design-build agreement with The Christman Company, or Christman, related to the construction of our new distribution center and corporate office headquarters in Maryville, Tennessee, or the Construction Contract. The Construction Contract has an effective date of September 13, 2021 and incorporates the arrangements under which we and Christman have been proceeding. Pursuant to the Construction Contract, Christman is obligated to deliver certain services, including, among others, design phase services and construction phase services, and we are obligated to pay Christman for services performed. The parties to the Construction Contract have jointly agreed that Christman will perform and complete the Work (as defined therein) on a cost plus basis for a guaranteed maximum price of $114,533,853, including contingencies. When adding the cost of machinery and equipment, we expect to spend between $160.0 million and $170.0 million through the end of fiscal 2024. The Construction Contract includes terms that are customary for contracts of this type, including with respect to indemnification and insurance. The Construction Contract lists certain contract milestones and guaranteed completion dates, and we will be entitled to liquidated damages under certain circumstances. Each party to the Construction Contract is entitled to terminate the Construction Contract under certain circumstances.

As part of the Relocation, on January 31, 2023, we entered into the Assignment and Assumption Agreement and the Amended and Restated Guaranty. Assets associated with certain of our assembly operations in Massachusetts and distribution operations in Missouri continue to be fully utilized, and we intend to either move those assets to Tennessee at the appropriate time or sell or sublease those assets that will not be moved. Consequently, as of January 31, 2023, we do not believe we have an impairment related to the building or assets. Subsequent to the Relocation, we expect our Massachusetts facility will continue to remain an important part of our manufacturing activities with significant portions of the operations being unaffected by the Relocation.

In addition, at or near the conclusion of our Connecticut building lease in May 2024, we intend to relocate a portion of our plastic injection molding operations to Tennessee and will evaluate selling the remaining molding operations utilized in our Connecticut operations to a third party. As of January 31, 2023, all plastic injection molding machinery and equipment was being utilized. Therefore, we could not determine an estimated range of reasonably possible losses associated with any impairment of such assets because we have not yet determined which assets may be sold.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2023 and 2022

(10) Restructuring:

As a result of the Relocation, $626,000 and $3.0 million of restructuring charges were recorded in the three months ended January 31, 2023 and 2022, respectively, and $5.9 million and $8.5 million of restructuring charges were recorded in the nine months ended January 31, 2023 and 2022, respectively.

The following table summarizes restructuring charges by line item for the three and nine months ended January 31, 2023 and 2022 (in thousands):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2023	2022	2023	2022
Cost of sales	$305	$1,243	$3,283	$2,330
Research and development	—	7	3	11
Selling, marketing, and distribution	(329)	638	377	921
General and administrative	650	1,092	2,271	5,266
Total restructuring charges	$626	$2,980	$5,934	$8,528

The components of the restructuring charges recorded in our consolidated income statement are as follows (in thousands):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2023	2022	2023	2022
Severance and employee-related benefits (a)	$68	$2,704	$4,511	$4,639
Relocation (a)	326	36	603	36
Consulting services	91	71	357	3,640
Employee relations	57	125	287	169
Office rent and equipment	84	44	176	44
Total restructuring charges	$626	$2,980	$5,934	$8,528

___________________________________________

(a) Accrued under payroll and incentive

The following table summarizes the activity in the severance and employee-related benefits and relocation accruals for the nine months ended January 31, 2023 (in thousands):

	Severance and employee-related benefits	Relocation	Total
Accrual at April 30, 2022	$5,732	$456	$6,188
Charges	3,726	1,388	5,114
Cash payments and settlements	(10)	(957)	(967)
Accrual at January 31, 2023	$9,448	$887	$10,335

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

Third Quarter Fiscal 2023 Highlights

Our operating results for the three months ended January 31, 2023 included the following:

•
Net sales were $129.0 million, a decrease of $48.7 million, or 27.4%, from the comparable quarter last year.
•
Gross margin was 32.4% compared with gross margin of 39.6% for the comparable quarter last year.
•
Net income was $11.1 million, or $0.24 per diluted share, compared with net income of $30.5 million, or $0.65 per diluted share, for the comparable quarter last year.

Our operating results for the nine months ended January 31, 2023 included the following:

•
Net sales were $334.5 million, a decrease of $348.4 million, or 51.0%, from the prior year comparable period.
•
Gross margin was 33.7% compared with gross margin of 44.3% for the prior year comparable period.
•
Net income was $24.0 million, or $0.52 per diluted share, compared with net income of $158.4 million, or $3.28 per diluted share, for the prior year comparable period.

Results of Operations

Net Sales and Gross Profit – For the Three Months Ended January 31, 2023

The following table sets forth certain information regarding net sales and gross profit for the three months ended January 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Handguns	$101,952	$132,921	$(30,969)	-23.3%
Long Guns	15,312	29,459	(14,147)	-48.0%
Other Products & Services	11,772	15,358	(3,586)	-23.3%
Total net sales	$129,036	$177,738	$(48,702)	-27.4%
Cost of sales	87,195	107,339	(20,144)	-18.8%
Gross profit	$41,841	$70,399	$(28,558)	-40.6%
% of net sales (gross margin)	32.4%	39.6%

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended January 31, 2023 and 2022 (units in thousands):

Total Units Shipped	2023	2022	# Change	% Change
Handguns	223	316	(93)	-29.4%
Long Guns	32	55	(23)	-41.8%

Sporting Goods Channel Units Shipped	2023	2022	# Change	% Change
Handguns	207	299	(92)	-30.8%
Long Guns	30	50	(20)	-40.0%

Professional Channel Units Shipped	2023	2022	# Change	% Change
Handguns	16	17	(1)	-5.9%
Long Guns	2	5	(3)	-60.0%

Sales of our handguns decreased $31.0 million, or 23.3%, from the comparable quarter last year. Handgun unit shipments into the sporting goods channel decreased by 30.8% from the comparable quarter last year while overall consumer handgun demand increased 1.4% (as indicated by adjusted background checks reported in the National Instant Criminal Background Check System, or adjusted

NICS). The decrease in revenue was primarily due to decreased shipments of our M&P branded polymer pistols, partially offset by increased shipments of revolvers, and increased shipments of newly introduced products, defined as any new SKU not shipped in the comparable quarter last year, which represented 17.0% of sales in the period, as well as two price increases, one of which was across all products and one that was more limited. We believe the decrease in our handgun shipments relative to adjusted NICS was a result of easing consumer demand as competing products became more available subsequent to the pandemic, combined with a trading down in price by consumers due to heightened inflation. In addition, during our third quarter, inventory in our distribution channel declined by an additional 7.6% from our second quarter, or nearly 32.0% lower than the prior year comparable quarter, indicating that our channel partners continue to adjust inventory levels.

Sales of our long guns decreased $14.1 million, or 48.0%, from the comparable quarter last year. Long gun unit shipments into our sporting goods channel decreased 40.0% from the comparable quarter last year while overall consumer demand for long guns decreased 2.7%, as indicated by adjusted NICS. Similar to handgun sales, increased competitor activity combined with a decline of our inventory in our distribution channel by an additional 16.6% from our second quarter, or nearly 58% lower than the prior year comparable quarter, resulted in our sales of long guns in the quarter underperforming adjusted NICS results.

Other products and services revenue decreased $3.6 million, or 23.3%, from the comparable quarter last year, primarily because of decreased sales of handcuffs, component parts, and business-to-business services, as well as decreased licensing revenue.

New products represented 20.9% of sales for the three months ended January 31, 2023 and included five new pistols and many new product line extensions.

Gross margin for the three months ended January 31, 2023 was 32.4% compared with gross margin of 39.6% for the comparable quarter last year, primarily because of a combination of reduced sales volumes across nearly all product lines, the impact of inflation on raw material and finished parts, which increased approximately 6.0% over the prior year, the impact of inflation on labor costs, particularly as it relates to entry level positions, and unfavorable fixed-cost absorption due to lower production volume, partially offset by decreased compensation costs and favorable inventory valuation adjustments. We generally attempt to mitigate inflationary impacts with price increases, when and where possible, based on market dynamics; however, our ability to increase prices in recent periods has been constrained by the competitiveness of the market following the most recent surge in demand. In addition, we generally utilize process improvements to mitigate inflationary impacts; however, our ability to utilize process improvements in recent periods has been constrained by factors related to the Relocation and our ability to utilize process improvements in future periods will likely resume only once the Relocation is completed.

Our inventory balances increased $56.8 million between April 30, 2022 and January 31, 2023 as we replenished stock to provide our customers with a more robust selection of inventory and positioned ourselves for potential increases in consumer demand. During the third quarter of fiscal 2023, our inventory balances decreased $3.0 million. While inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results, it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors, including seasonality, new product introductions, news events, political events, and consumer tastes. We expect our inventory levels will decline by the end of the fiscal year because of normal seasonality, but will remain elevated as we begin our transition to our new facility in Tennessee.

Net Sales and Gross Profit – For the Nine Months Ended January 31, 2023

The following table sets forth certain information regarding net sales and gross profit for the nine months ended January 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Handguns	$254,356	$488,303	$(233,947)	-47.9%
Long Guns	46,416	157,470	(111,054)	-70.5%
Other Products & Services	33,693	37,053	(3,360)	-9.1%
Total net sales	$334,465	$682,826	$(348,361)	-51.0%
Cost of sales	221,890	380,490	(158,600)	-41.7%
Gross profit	$112,575	$302,336	$(189,761)	-62.8%
% of net sales (gross margin)	33.7%	44.3%

The following table sets forth certain information regarding firearm units shipped by trade channel for the nine months ended January 31, 2023 and 2022 (units in thousands):

Total Units Shipped	2023	2022	# Change	% Change
Handguns	560	1,205	(645)	-53.5%
Long Guns	90	301	(211)	-70.1%

Sporting Goods Channel Units Shipped	2023	2022	# Change	% Change
Handguns	514	1,132	(618)	-54.6%
Long Guns	82	285	(203)	-71.2%

Professional Channel Units Shipped	2023	2022	# Change	% Change
Handguns	46	73	(27)	-37.0%
Long Guns	8	16	(8)	-50.0%

Sales of our handguns decreased $233.9 million, or 47.9%, from the prior year comparable period. The decrease in sales was primarily as a result of a return to more normalized demand from the historic pandemic-related demand that lasted from March 2020 through the beginning of fiscal 2022 as competing products became more available through the replenishment of depleted channel inventory, partially offset by net sales generated from increased shipments of new products, which represented 18.6% of sales in the period, and two price increases. Handgun unit shipments into the sporting goods channel decreased by 54.6% from the comparable quarter last year while overall consumer handgun demand decreased 3.4%, as indicated by adjusted NICS. In addition, during the first three quarters of fiscal 2023, inventory in our distribution channel declined by more than 29%, which negatively impacted our net sales for fiscal 2023.

Sales of our long guns decreased $111.1 million, or 70.5%, from the prior year comparable period. Similar to handgun sales, this decrease was primarily as a result of lower demand for the majority of our long gun products as competing products became more available through the replenishment of depleted channel inventory. Long gun unit shipments into our sporting goods channel decreased 71.2% from the comparable quarter last year while overall consumer demand for long guns decreased 6.4%, as indicated by adjusted NICS. In addition, during the first three quarters of fiscal 2023, inventory in our distribution channel declined by 43%, which negatively impacted our net sales for fiscal 2023.

We believe that overall firearm demand remains healthy, as indicated by adjusted NICS data, but has normalized from the surge levels we experienced during much of calendar 2020 and 2021. We believe our comparable shipments year over year underperformed in comparison to adjusted NICS primarily because of an over-replenishment of our channel inventory during the first three quarters of fiscal 2022, at which time channel inventory peaked, and which led to our distribution partners actively seeking to reduce inventory during fiscal 2023.

Other products and services revenue decreased $3.4 million, or 9.1%, from the prior year comparable period, primarily because of decreased sales of component parts, business-to-business services, and decreased licensing revenue, partially offset by increased sales of handcuffs.

New products represented 22.5% of sales for the nine months ended January 31, 2023 and included five new pistols and many new product line extensions.

Gross margin for the nine months ended January 31, 2023 was 33.7% compared with gross margin of 44.3% for the comparable period last year, primarily because of a combination of reduced sales volumes across nearly all product lines, the impact of inflation on raw material and finished parts, which increased approximately 6.3% over the prior year, the impact of inflation on labor costs, particularly as it relates to entry level positions, and unfavorable fixed-cost absorption due to lower production volume, and expenses related to employee severance, partially offset by decreased compensation costs and favorable inventory valuation adjustments. As noted above, we generally attempt to mitigate inflationary impacts with price increases, when and where possible, based on market dynamics, and process improvements, although our ability to utilize process improvements in recent periods has been constrained by factors related to the Relocation.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended January 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Research and development	$2,133	$1,716	$417	24.3%
Selling, marketing, and distribution	9,996	11,518	(1,522)	-13.2%
General and administrative	15,576	17,443	(1,867)	-10.7%
Total operating expenses	$27,705	$30,677	$(2,972)	-9.7%
% of net sales	21.5%	17.3%

Research and development expenses increased $417,000 over the prior year comparable quarter, primarily because of new product development costs, partially offset by decreased compensation-related costs, driven by temporarily unfilled positions, which we believe were as a result of the Relocation. Selling, marketing, and distribution expenses decreased $1.5 million, primarily as a result of decreased compensation-related expenses resulting from lower profit-related compensation costs and temporarily unfilled positions, decreased advertising costs, decreased co-op advertising expenses on lower sales, and decreased costs associated with the Relocation, partially offset by increased spending on targeted customer promotions and increased expenses relating to industry shows. General and administrative expenses decreased $1.9 million, primarily because of decreased profit sharing expense, decreased compensation-related costs, driven by temporarily unfilled positions, which we believe were as a result of the Relocation, lower profit-related compensation costs, and lower costs associated with the Relocation.

The following table sets forth certain information regarding operating expenses for the nine months ended January 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Research and development	$5,675	$5,269	$406	7.7%
Selling, marketing, and distribution	27,454	33,575	(6,121)	-18.2%
General and administrative	48,867	58,491	(9,624)	-16.5%
Total operating expenses	$81,996	$97,335	$(15,339)	-15.8%
% of net sales	24.5%	14.3%

Research and development expenses increased $406,000 over the prior year comparable period, primarily because of increased new product development costs, partially offset by decreased compensation-related costs. Selling, marketing, and distribution expenses decreased $6.1 million, primarily as a result of decreased compensation-related expenses, decreased co-op advertising expenses, decreased advertising costs, and decreased freight costs due to lower shipments, partially offset by increased spending on targeted customer promotions, and increased expenses related to industry shows. General and administrative expenses decreased $9.6 million, primarily because of decreased profit-related compensation costs, lower costs associated with the Relocation, decreased profit sharing expense, decreased legal-related expenses, and decreased bad debt expense.

Operating Income

The following table sets forth certain information regarding operating income for the three months ended January 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Operating income from operations	$14,136	$39,722	$(25,586)	-64.4%
% of net sales (operating margin)	11.0%	22.3%

Operating income for the three months ended January 31, 2023 decreased $25.6 million from the comparable quarter last year, primarily because of reduced sales volumes across nearly all product lines, unfavorable fixed-cost absorption, increased product development costs, increased costs on targeted customer promotions, and increased expenses related to industry shows, partially offset by decreased co-op advertising expenses, decreased profit-related compensation expenses, decreased profit sharing expense, decreased digital advertising costs, decreased costs associated with the Relocation, and favorable inventory valuation adjustments.

The following table sets forth certain information regarding operating income for the nine months ended January 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Operating income from operations	$30,579	$205,001	$(174,422)	-85.1%
% of net sales (operating margin)	9.1%	30.0%

Operating income for the nine months ended January 31, 2023 decreased $174.4 million from the prior year comparable period, primarily because of reduced sales volumes across nearly all product lines, unfavorable fixed-cost absorption, increased product development costs, increased spending on targeted customer promotions, partially offset by decreased co-op advertising expenses, decreased compensation-related expenses, decreased digital advertising costs, decreased freight costs due to lower shipments, decreased profit sharing expense, decreased legal-related expenses, decreased costs associated with the Relocation, and favorable inventory valuation adjustments.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended January 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Income tax expense	$3,389	$9,337	$(5,948)	-63.7%
% of income from operations (effective tax rate)	23.4%	23.4%		0.0%

Income tax expense decreased $5.9 million from the comparable quarter last year as a result of lower operating income.

The following table sets forth certain information regarding income tax expense for the nine months ended January 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Income tax expense	$7,483	$47,281	$(39,798)	-84.2%
% of income from operations (effective tax rate)	23.7%	23.0%		0.7%

Income tax expense decreased $39.8 million from the prior year comparable period as a result of lower operating income.

Net Income

The following table sets forth certain information regarding net income and the related per share data for the three months ended January 31, 2023 and 2022 (dollars in thousands, except per share data):

	2023	2022	$ Change	% Change
Income from operations	$11,079	$30,542	$(19,463)	-63.7%
Net income per share
Basic	$0.24	$0.65	$(0.41)	-63.1%
Diluted	$0.24	$0.65	$(0.41)	-63.1%

Net income for the three months ended January 31, 2023 was $11.1 million compared with $30.5 million for the comparable quarter last year for the reasons outlined above.

The following table sets forth certain information regarding net income and the related per share data for the nine months ended January 31, 2023 and 2022 (dollars in thousands, except per share data):

	2023	2022	$ Change	% Change
Income from operations	$24,039	$158,359	$(134,320)	-84.8%
Net income per share
Basic	$0.52	$3.32	$(2.80)	-84.3%
Diluted	$0.52	$3.28	$(2.76)	-84.1%

Net income for the nine months ended January 31, 2023 was $24.0 million compared with $158.4 million for the prior year comparable period for the reasons outlined above.

Liquidity and Capital Resources

Our principal cash requirements are to (1) finance the growth of our operations, including working capital and capital expenditures, (2) fund the Relocation, and (3) return capital to stockholders. Capital expenditures for the Relocation, new product development, and repair and replacement of equipment represent important cash needs.

The following table sets forth certain cash flow information for the nine months ended January 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Operating activities	$(21,248)	$112,275	$(133,522)	-118.9%
Investing activities	(64,752)	(15,211)	(49,541)	-325.7%
Financing activities	9,868	(102,813)	112,681	109.6%
Total cash flow	$(76,132)	$(5,749)	$(70,383)	1224.3%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flows. Cash used in operating activities was $21.2 million for the nine months ended January 31, 2023 compared with $112.3 million of cash generated for the nine months ended January 31, 2022. In addition to a $134.3 million reduction in net income, cash used in operating activities for the nine months ended January 31, 2023 was negatively impacted by an incremental $12.9 million smaller decrease in accounts receivable, partially offset by an incremental $21.3 million increase in accounts payable.

Investing Activities

Cash used in investing activities increased $49.5 million for the nine months ended January 31, 2023 compared with the prior year comparable period. We paid $64.6 million for capital expenditures for the nine months ended January 31, 2023, $49.5 million higher than the prior year comparable period primarily due to payments related to the Relocation. Excluding payments related to the Relocation, we expect to spend between $20.0 million and $25.0 million on capital expenditures in fiscal 2023, representing a decrease of $4.0 million to an increase of nearly $1.0 million, as compared with $24.0 million in capital expenditures in fiscal 2022. This is primarily due to lower expenditures related to capacity offset by expenditures related to new product development and repair and replacement of equipment.

Additionally, as it relates to the Relocation, we expect to incur capital expenditures in connection with the construction and equipping of the new facility in an aggregate amount of approximately $160.0 million to $170.0 million through the end of fiscal 2024. We expect to spend between $95.0 million and $100.0 million on capital expenditures in fiscal 2023, of which $65.0 million to $70.0 million is expected for the construction of the facility. This spending will be recorded in construction in progress throughout the building construction. Through the nine months ended January 31, 2023, we have incurred $59.3 million and paid $52.8 million for capital expenditures in connection with the Relocation, which was net of $9.0 million in state and local incentives received during the period.

Financing Activities

Cash provided by financing activities was $9.9 million for the nine months ended January 31, 2023 compared with $102.8 million used in financing activities for the nine months ended January 31, 2022. Cash provided by financing activities during the nine months ended January 31, 2023 was primarily a result of $25.0 million of borrowings under our Revolving Line, partially offset by $13.7 million in dividend distributions. For the nine months ended January 31, 2022, cash used in financing activities was primarily the result of a $90.0 million treasury stock repurchase and $11.4 million in dividend distributions.

Finance Lease – We are a party to a $46.2 million lease for our Missouri distribution center, which has an effective interest rate of approximately 5.0% and is payable in 240 monthly installments through fiscal 2039. The building is pledged to secure the amounts outstanding. During the nine months ending January 31, 2023, we paid approximately $559,000 in principal payments relating to this finance lease. With the completion of the Separation, we entered into the Sublease. On July 16, 2022, we entered into an amendment to the Sublease, increasing the subleased space to 64.7% of the facility under the same terms as the MO Lease. On January 31, 2023, we entered into the Assignment and Assumption Agreement and the Amended and Restated Guaranty. We intend to terminate the Sublease on or around the effective date of the Assignment and Assumption Agreement. For the nine months ended January 31, 2023, we recorded $1.7 million of income related to the Sublease, which is recorded in other income/(expense) in our condensed consolidated statements of income.

Credit Facilities — As of January 31, 2023, we had $25.0 million of borrowings outstanding on the Revolving Line. We maintain the Revolving Line, which includes availability up to $100.0 million at any one time. The Revolving Line provides for availability for general corporate purposes, with borrowings to bear interest at either the Base Rate or LIBOR rate, plus an applicable margin based on our consolidated leverage ratio, as of January 31, 2023. The Amended and Restated Credit Agreement also provides a swingline facility in the maximum amount of $5.0 million at any one time (subject to availability under the Revolving Line). Each Swingline Loan (as defined in the Amended and Restated Credit Agreement) bears interest at the Base Rate, plus an applicable margin based on our consolidated leverage ratio. In the event of a Springing Lien Triggering Event (as defined in the Amended and Restated Credit

Agreement), we would be required to enter into certain documents that create in favor of the administrative agent, and the lenders party to such documents as legal, valid, and enforceable first priority lien on the collateral described therein. Subject to the satisfaction of certain terms and conditions described in the Amended and Restated Credit Agreement, we have an option to increase the Revolving Line by an aggregate amount not exceeding $50.0 million. The Revolving Line matures on the earlier of August 24, 2025, or the date that is six months in advance of the earliest maturity of any Permitted Notes under the Amended and Restated Credit Agreement. We are currently negotiating with our lenders to transition from LIBOR to SOFR, which may affect our future borrowing rates.

The Amended and Restated Credit Agreement contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. We were in compliance with all debt covenants as of January 31, 2023.

Dividends — In March 2022, our Board of Directors authorized a regular quarterly dividend for stockholders of $0.10 per share. The current dividend will be for stockholders of record as of market close on March 16, 2023 and will be payable on March 30, 2023.

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

As of January 31, 2023, we had $44.6 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our finance leases and other commitments, for the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended January 31, 2023, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2023, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of January 31, 2023, we had no authorized share repurchase programs.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (immediately preceding the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

INDEX TO EXHIBITS

3.1	Amended and Restated Bylaws, dated February 28, 2023 (1)

10.134	Amended and Restated Guaranty, dated January 31, 2021 (2)

10.135	Assignment and Assumption of Lease Agreement, dated January 31, 2023, between Smith & Wesson Sales Company and American Outdoor Brands, Inc. (2)

10.136*	Standard Design-Build Agreement and General Conditions, dated February 2, 2023, between Smith & Wesson Brands, Inc. and The Christman Company (portions of the exhibit have been omitted) (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Certain schedules and exhibits have been omitted from this filing pursuant to Instruction 4 to Item 1.01 of Form 8-K. We agree to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

(1)
Incorporated by reference to the Registrant's Form 8-K filed with the SEC on March 3, 2023.
(2)
Incorporated by reference to the Registrant's Form 8-K filed with the SEC on February 3, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH & WESSON BRANDS, INC. a Nevada corporation

Date: March 9, 2023	By:	/s/ Mark P. Smith
Mark P. Smith
President and Chief Executive Officer

Date: March 9, 2023	By:	/s/ Deana L. McPherson
Deana L. McPherson
Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary