Form 10-K
period 2023-04-30
SMITH & WESSON BRANDS, INC.
filed 2023-06-22
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2023

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

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	Trading Symbols	(Name of Each Exchange on Which Registered)
Common Stock, Par Value $.001 per Share	SWBI	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (45,210,339 shares) based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on October 31, 2022, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $510,424,727. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of June 20, 2023, there were outstanding 46,082,706 shares of the registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Hartford, CT, USA

SMITH & WESSON BRANDS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2023

Smith & Wesson®, S&W®, M&P®, M&P Shield®, Performance Center®, Airlite®, Airweight®, American Guardians®, America’s Master Gunmaker®, Armornite®, Arrow®, Aurora®, Aurora-II®, Blast Jacket®, Bodyguard®, Carry Comp®, Chiefs Special®, Club 1852®, Compass®, Competitor®, Contender®, CSX®, Dagger®, Encore®, E-Series®, EZ®, Flextech®, G-Core®, Gemtech®, Gemtech Suppressors®, Gemtech World-Class Silencers®, GM®, GMT-Halo®, Governor®, Integra®, Lady Smith®, Lever Lock®, Lunar®, M&P FPC®, M2.0®, Mag Express®, Magnum®, Maxi-Hunter®, Mist-22®, Mountain Gun®, Number 13®, PC®, Power Rod®, Protected by Smith & Wesson®, Put A Legend On Your Line®, QLA®, Quick Load Accurizor®, Quickmount®, Shield®, Smith & Wesson Collectors Association®, Smith & Wesson Performance Center®, Smith & Wesson Precision Components®, Speed Breech®, Speed Breach XT®, SW Equalizer®, SW22 Victory®, Swing Hammer®, T/C®, T/CR22®, T17®, The S&W Bench®, The Sigma Series®, Thompson/Center®, Trek®, Triumph®, U-View®, Viper®, and Weather Shield® are some of the registered U.S. trademarks of our company or one of our subsidiaries. This report also may contain trademarks and trade names of other companies.

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

Statement Regarding Forward-Looking Information

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained or incorporated herein by reference in this Annual Report on Form 10-K, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Annual Report on Form 10-K include statements regarding the impact, if any, of statements regarding our objectives, goals, strategies, plans, and focus, including our objective to be the undisputed market leader in the firearm industry; our plan to continue to introduce new products in fiscal 2024; our estimation that the annual domestic non-military firearm market based on industry shipments is approximately $3.5 billion for handguns and $1.6 billion for long guns, excluding shotguns; our belief that by offering high-quality products and services on a timely and cost-effective basis, as well as providing world-class customer services, training, and support, we will drive customer satisfaction and loyalty; our intent to continue to streamline and standardize certain administrative functions of our business with a goal toward driving profitability and improving the ease with which our customers are able to do business with us; our intent to continue investing in systems to further enhance our efficiency, improve information reporting, and strengthen internal controls; our intent to continue our focus on developing, growing, and protecting our iconic firearm brands and using our cash flow from operations on actions that will maximize our return on invested capital; our intention to utilize cash generated in fiscal 2024 to fund the Relocation (as defined herein); our belief that our M&P branded pistol products are the most ergonomic, feature-rich, and innovative products on the market today; our belief that the M&P Shield pistol is one of the most popular firearms in the market; our belief that our manufacturing services provide us with increased flexibility and reduced supply chain risk; our belief that business-to-business sales provide profitable revenue stream diversification and enable us to maximize capacity utilization of our manufacturing assets; our belief that we have become less dependent on any particular supplier by sourcing parts and raw materials from multiple suppliers and that we have alternative sources for raw materials; our belief that the loss of one or more of our top five commercial distributors in the United States would not materially impact sales; our belief that our digital platform supports future sales growth and profitability; our intention to terminate the Missouri Sublease (as defined herein) on or around the effective date of the Assignment and Assumption Agreement (as defined herein); our intention, to relocate a portion of our plastic injection molding operations to Maryville and to evaluate selling the remaining molding operations used in our Connecticut operations to a third party; our expectations that we will complete construction of our new facility in Maryville in line with our original projections; our belief that our business is not materially dependent on any single patent; our belief that our Smith & Wesson and Gemtech brands, and our S&W monogram trademarks, are known and recognized by the public worldwide and are important to our firearm business; our intention to vigorously pursue and challenge infringements of our patents, trademarks, service marks, trade dress, and copyrights; our belief that we can effectively compete with all our present competitors; our concern that we may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by us; our concerns that we may become involved in various proceedings relating to environmental health and safety matters; our expectation, based on information known to us, that current environmental regulations or environmental proceedings and claims will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows; our belief that additional or changing environmental regulation may become more burdensome in the future and any such development could materially and adversely affect us; our belief that our training and development programs lead to more valuable contributions and satisfaction for our employees within their existing roles and also positions employees for roles they aspire to attain; our belief that our employee relations are good and that the high quality of our employee base is instrumental to our success; our expectation that we will continue to incur expenditures in order to comply with environmental requirements; our belief that we may become subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges from our operations into the environment; our belief that our operations may cause contamination in the future; our belief that we could incur additional costs to clean up contamination that exceed the amount of our reserves, and our reserves may increase from time to time; our belief that high levels of inflation may continue to depress consumer demand for our products and reduce our profitability; our anticipation that certain activities associated with the Relocation (as defined herein) will not be completed until fiscal 2025; our expectation that we will continue to experience increased turnover and challenges in recruiting and retaining existing employees; our anticipation that the Relocation will continue to require a substantial commitment of our management’s time and attention; our anticipation that we will continue to incur significant capital and other expenditures with respect to our Springfield facility, but we may not be successful in continuing to improve efficiencies; our belief that maintaining a high level of brand recognition and a strong reputation are critical to our success, particularly with respect to retaining existing customers and attracting new customers; our anticipation that our advertising, marketing, public relations, and promotional efforts will increase in the foreseeable future as we continue to seek to enhance our brand recognition and the consumer demand for our products; our expectation that we will increasingly rely on other forms of media advertising, including social media and digital marketing; that we plan to continue to expand our brand recognition and product loyalty through social media and our websites, with generation of original content; our belief that the value of our brand depends, in part, on the value consumers place on the quality of our products; our intention to commence a process in fiscal 2024 or 2025 to dispose of the external customer portion of our plastic injection molding business located in our Deep River facility; our anticipation that we will continue to be involved in litigation, including product liability cases and claims in the future; our belief that period-to-period comparisons of our operating results may not be meaningful in the short term, and our performance in a particular period may not be indicative of our performance in any future period; our expectation that the market for both hourly workers and professional workers will remain challenging at least through fiscal 2024 and that the Relocation will continue to adversely impact our hiring and retention efforts in fiscal 2024; our expectation that, in total, we will incur capital expenditures in connection with the construction and equipping of the new facility in Maryville in an aggregate amount of approximately $160.0 million to $170.0 million through the end of fiscal 2024; our belief that an expanding base of consumers combined with our strong brand reputation and attractive price points lend support to our goal of continuing to increase our market share; our belief that overall firearm demand remains healthy, as indicated by NICS (as defined herein); our expectation that our inventories will remain elevated as we begin our transition to our new facility in Maryville; our current expectation that we will spend between $20.0 million and $25.0 million on capital expenditures in fiscal 2024, excluding spending related to the Relocation (as defined herein); our current expectation that we will spend between $70.0 million and $75.0 million on capital expenditures in fiscal 2024, of which $50.0 million to $55.0 million is expected for the construction of the facility; our belief that, based upon our current working capital position, current operating plans, and expected business conditions, our existing capital resources and credit facilities will be adequate to fund our operations for the next 12 months; our expectation that there will be an increased impact from inflation during fiscal 2024; goodwill and intangible assets; our assessment of the effect of a variety of economic, social, political, legislative, and regulatory factors on our business; our view of the outcome of the lawsuits and claims to which we are subject and their effect on us; our assessment of future investments for capital expenditures; our assessment future products and product developments; the features and performance of our products; the success of particular product or marketing programs; our goals for any manufacturing partnerships, strategic alliances, or acquisitions we may enter into or make; our view on future enterprise resource planning implementations and system improvements; our view on future enhancements to our manufacturing capabilities, and liquidity; our anticipated cash needs and availability; and our intent to occupy our Deep River facility through the lease term. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Annual Report on Form 10-K reflect our views as of the date of this Annual Report on Form 10-K about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among other, economic, political, social, legislative, regulatory, inflationary and health factors; the potential for increased regulation of firearms and firearms-related products; actions of social activists that could have an adverse effect on our business; the impact of lawsuits; the demand for our products; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; our competitive environment; the supply, availability, and costs of raw materials and components; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; our penetration rates in new and existing markets; our strategies; our ability to maintain and enhance brand recognition and reputation; our ability to introduce new products; the success of new products; our ability to expand our markets; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including the factors discussed under Item 1A, “Risk Factors.”

PART I

Item 1. Business

Introduction

General

We are one of the world’s leading manufacturers and designers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles), handcuffs, firearm suppressors, and other firearm-related products for sale to a wide variety of customers, including firearm enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our products under the Smith & Wesson, M&P, and Gemtech brands. We manufacture our products at our facilities in Springfield, Massachusetts, Houlton, Maine, and Deep River, Connecticut. We currently store finished good inventory and fulfill customer orders from our distribution center in Columbia, Missouri. We also sell our manufacturing services to other businesses to attempt to level-load our factories. We sell those services under our Smith & Wesson and Smith & Wesson Precision Components brands. In fiscal 2022, we announced our plan to move our headquarters and significant elements of our operations (including our distribution center) to a new facility being constructed in Maryville, Tennessee, or the Relocation. See Note 16 — Commitments and Contingencies and Note 17 — Restructuring for more information regarding this plan.

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

Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us,” and “our company” refer to Smith & Wesson Brands, Inc. and its consolidated subsidiaries. “Common stock” refers to the common stock, par value $.001 per share, of our company. Our most recently completed fiscal year ended on April 30, 2023, or fiscal 2023.

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

Strategy

Our objective is to be the undisputed market leader in the firearm industry. Key elements of our strategy to achieve this objective are as follows:

Drive Organic Growth by Leveraging Brands and Designing Innovative New Products

We are focused on driving organic growth by ensuring a robust new product pipeline and leveraging our brands to help us to increase market share in markets in which we participate and to expand into adjacent and complementary markets by (1) capitalizing on the goodwill developed through our historic 171 year old “Smith & Wesson” brand; (2) enhancing our relationships with key retailers, distributors, and buying groups; and (3) introducing new products. During the last two fiscal years, we have introduced numerous new products, including variations and product lines around the Smith & Wesson and Gemtech brands. We plan to continue to introduce new products in fiscal 2024.

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

Deploy our Cash Flow in Such a Manner so as to Maximize Return on Invested Capital

During fiscal 2022 and fiscal 2023, we generated a total of $154.5 million in cash from operations. During the same period, we invested $114.2 million in cash to acquire property, equipment, and patents, of which $77.9 million was to fund the Relocation, repurchased $90.0 million of our outstanding stock, distributed $33.4 million in dividends, and borrowed $25.0 million from our revolving line of credit. We intend to continue our focus on developing, growing, and protecting our iconic firearm brands and using our cash flow from operations on actions that will maximize our return on invested capital. In addition to investing, as needed, in organic growth, especially in machinery, equipment, and new product development, we intend to continue to utilize cash generated in fiscal 2024 to fund the Relocation.

Products

Introduction

Our products combine our legacy of 171 years of American manufacturing and engineering expertise with modern technological advances. Driven by the needs of the individual firearm owner, we continually strive to improve the experience of buying, owning, and shooting a firearm. We also strive to leverage our tradition of innovation in materials, performance, and engineering, along with our proven history of reliability, to produce feature-rich, safe, durable, accurate, and high-performing firearms that satisfy the needs of our broad range of customers. Our introduction of new products is intended to enhance our competitive position and broaden our participation in the overall market.

We have substantially enhanced the breadth and quality of our portfolio of products over the years. We have always been a leader in the revolver market. The introduction of our popular M&P pistol in 2005 resulted in us becoming one of the leaders in the polymer pistol market as well, serving both the consumer sporting goods market and law enforcement agencies. The launch of our M&P modern sporting rifle in 2006 enabled us to capture what we estimate is the leading share of the modern sporting rifle market. The addition of our Gemtech branded firearm suppressor products in 2017 expanded our firearm-related product offerings. Our firearm suppressors are compatible with most pistols and rifles on the market and complement our firearm products. We currently participate in two categories of the long gun market: modern sporting rifles and shotguns and both core categories of the handgun market: semi-automatic pistols and revolvers.

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

In fiscal 2023, we introduced a number of new products, including (i) the Smith & Wesson M350 revolver, which is a double-action/single-action revolver that expanded on our X-frame line of revolvers; (ii) the M&P9 M2.0 Metal pistol, which features an aluminum frame, the new M2.0 flat trigger design, and a 17-round capacity, as well as our C.O.R.E red dot mounting system; (iii) the Smith & Wesson Equalizer ®, which features 10-round, 13-round, and 15-round magazine options; (iv) the M&P 5.7, our first handgun offering in the increasingly popular 5.7x28mm caliber, which features a new and innovative design, the Tempo Barrel System (a rotating design that harnesses the speed of the 5.7x28mm round); and (v) the M&P FPC, an innovative side-folding pistol carbine featuring a threaded barrel, in-stock magazine storage, and a locking latch for secure transportation that is compatible with full-size and compact 9mm M&P magazines.

Our customers continue to demand premium firearms that provide a competitive edge in sport shooting and hunting. Our Performance Center products are engineered and manufactured to meet this need, and they incorporate many custom features not found in our standard products, such as enhanced triggers for smoother trigger pull, ported barrels for better muzzle control, and specialty sights for quicker target acquisition. In fiscal 2023, we introduced the Performance Center M&P9 Competitor, which features a Performance Center trigger, our C.O.R.E red dot mounting system, flat-face trigger design, enhanced sear for a better trigger feel, flared magazine well, oversized magazine release, and lightening cuts on the slide.

In fiscal 2023, we also introduced several new and innovative products within our Gemtech line of firearm suppressors, including (i) the Neutron 7.62, which is a 6.6” firearm suppressor that is both durable and light and that features Gemtech's ETM (easy-to-mount) application; (ii) the Abyss 5.56, which is designed to allow rounds to pass through the suppressor while gasses expand into the baffle spaces, lowering pressure, minimizing muzzle flash, and reducing decibels; and (iii) the GVAC™ 5.56 Upper system, which was designed to optimize suppressed shooting by utilizing a gas block system to reduce the amount of gas blowback.

Our net sales for fiscal 2023, 2022, and 2021 were $479.2 million, $864.1 million, and $1.1 billion, respectively. Our gross profit for fiscal 2023, 2022, and 2021 totaled $154.5 million, $374.6 million, and $449.0 million, respectively. Total assets as of April 30, 2023 and 2022 were $541.3 million and $497.5 million, respectively.

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

In fiscal 2012, we launched the M&P Shield pistol to address the growing personal protection and concealed carry market. The M&P Shield features a slim concealable profile, 9mm, 380 Auto, 40 S&W, and 45 Auto calibers, and M&P ergonomics. Since the launch of the M&P Shield, we have introduced several additional models, most recently, the Shield Plus with enhanced features and capacity. We believe the M&P Shield pistol is one of the most popular firearms in the market, with over five million units having been shipped.

Our Performance Center department has been providing specialized products and services for the most demanding shooting sports enthusiasts since 1990. To meet the requirements of law enforcement professionals, competitive shooters, collectors, and discriminating sport enthusiasts who demand superior products, our Performance Center personnel conceptualize, engineer, and craft products to create enhanced versions of our standard products. Our craftsmen are highly skilled and experienced gunsmiths. Performance Center products are typically made in limited production quantities, although we offer a number of catalog variations in order to increase product availability.

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

In fiscal 2023, we continued to expand our modern sporting rifle line with the introduction of the Volunteer series, which is designed to deliver the rugged performance of competition-ready S&W precision with the advantage of the name-brand accessories that discerning shooters want. In fiscal 2023, we introduced the 6mm ARC to the line. This budding caliber offers improved long-range capabilities and was intended to keep our Volunteer Series at the forefront of this evolving category.

Other Products and Manufacturing Services

Our other products and manufacturing services include the following:

Parts: We sell parts to support our firearm business, including barrels and magazines that are manufactured at our facilities or purchased from third parties.

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

Firearm Suppressors: We are one of the nation’s oldest firearm suppressor manufacturers and an active participant in the firearm suppressor market around the world. We believe our Gemtech branded firearm suppressors have been involved in setting standards used by the military in suppressor testing, implementation, and safety. Our firearm suppressors are constructed from high grade aluminum, steel, or titanium and are compatible with every major type of rimfire and centerfire pistol and centerfire rifle caliber currently on the market.

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

Our top five commercial distributors in the United States accounted for a total of 44.0%, 44.3%, and 43.4% of our net sales for the fiscal years ended April 30, 2023, 2022, and 2021, respectively. Those commercial distributors are not regionally exclusive and have many of the same dealer customers. Therefore, we believe that the loss of one or more of these distributors would not materially impact sales as the remaining distributors would be allocated additional sales.

We sell our products worldwide. International sales accounted for 4%, 3%, and 2% of our net sales for the fiscal years ended April 30, 2023, 2022, and 2021, respectively. Our businesses own tooling that is located at various suppliers in Asia and North America.

For the fiscal years ended April 30, 2023, 2022, and 2021, marketing, advertising, and promotion expenses were $14.7 million, $17.5 million, and $12.5 million, respectively, excluding the cost of rebates and promotions reflected in gross profit.

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

GUNSMARTS: The SMITH & WESSON GUNSMARTS program is designed to welcome new firearm owners into the firearm community and highlight key resources available to those who have just purchased their first pistol, rifle, or revolver. As a cornerstone of the campaign, we released a new video series devoted to helping inform, educate, and excite those who have recently joined the firearm community. Hosted on YouTube, the SMITH & WESSON GUNSMARTS video series covers a comprehensive set of topics that takes the viewer from the basics of firearm safety through their first trips to the range – all in a simple, inviting manner. In fiscal 2023, we introduced our third season of GUNSMARTS, which provides beginner, intermediate, and advanced shooters with valuable education and instruction around firearm safety, personal defense, shooting sports, and recreational firearm use.

Digital Marketing

We utilize our websites, including www.smith-wesson.com and www.gemtech.com, to market our products and services and to provide a wide range of information regarding our company to customers, consumers, dealers, distributors, investors, and government and law enforcement agencies worldwide. Social media platforms, such as Facebook, Instagram, YouTube, LinkedIn, and Twitter, are effective ways for us to communicate the features and benefits of our products. Our direct-to-consumer e-mail marketing helps us to further engage our consumers and communicate the value of our brands. We continue to invest in new digital marketing capabilities to provide best-in-class customer experiences. Our websites are designed to inform, inspire, and prepare our customers for the next step in their firearms journey. We believe our digital platform supports future sales growth and profitability.

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

We are party to a lease agreement, dated October 26, 2017, between us and Ryan Boone County, LLC, or the Original Missouri Landlord, concerning certain real property located in Boone County, Missouri on which we have been operating our distribution center, or the Missouri Lease. The 633,000 square foot facility, which was constructed for us, was completed in 2018 and then sold and leased back to us. This facility currently serves as our distribution center and operates two shifts of four 10-hour days. We are party to a sublease, pursuant to which American Outdoor Brands, Inc., our former wholly owned subsidiary, or AOUT, subleases from us 64.7% of this facility, or the Missouri Sublease under the same terms as the Missouri Lease.

As part of the Relocation, on January 31, 2023, we entered into (i) an assignment and assumption agreement with AOUT, pursuant to which AOUT will assume all of our rights, entitlement, and obligations in, to, and under the Missouri Lease, in each case effective on January 1, 2024, subject to a number of conditions precedent, or the Assignment and Assumption Agreement, and (ii) an amended and restated guaranty in favor of RCS-S&W Facility, LLC, as successor in interest to the Original Missouri Landlord, pursuant to which Smith & Wesson Sales Company was added as a guarantor, or the Amended and Restated Guaranty. We intend to terminate the Missouri Sublease on or around the effective date of the Assignment and Assumption Agreement. In addition, we intend to relocate a portion of our plastic injection molding operations to Maryville and will evaluate selling the remaining molding operations used in our Connecticut operations to a third party. As of April 30, 2023, the construction of our new facility in Maryville was in progress and we expect to complete construction in line with our original projections.

We seek to minimize inventory costs through an integrated planning and production system. All facilities operate utilizing SAP, a fully integrated ERP system.

Research and Development

Through our advanced products engineering departments, we enhance existing products and develop new products for all our businesses. Through our research and development personnel, we conceive, design, and develop potential products that we believe will be attractive to our customers and help address the needs, wants, and desires of our target consumer base. In so doing, we must seek to anticipate and respond to trends and shifts in consumer preferences by continually adjusting our product mix with innovative features and designs and marketing them in an effective manner. Prior to introducing any product, we assess its cost of production and delivery, estimate its potential sales volume and margin, and conduct vigorous prototype and production-quality sample testing. In fiscal 2023, 2022, and 2021, our gross spending on research activities relating to the development of new products was $7.6 million, $7.3 million, and $7.5 million, respectively. As of April 30, 2023, we had 40 employees at our various facilities engaged in ongoing research and development activities for all of our brands.

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

Competition

We encounter competition in the firearms industry from both domestic and foreign manufacturers. Although some competitors manufacture as wide a variety of firearms as we do, most of our competitors manufacture only certain types of firearms. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States. We compete primarily based upon innovation, quality, reliability, durability, price, performance, consumer brand awareness, and customer service and support. Our customer service organization is proactive in offering timely responses to customer inquiries. We believe we can effectively compete with all our present competitors. Our primary competitors are Ruger and Taurus in the revolver market; Glock, Ruger, Sig Sauer, Springfield Armory, and Taurus in the pistol market; and Sig Sauer, Ruger, Springfield Armory, and Daniel Defense in the modern sporting rifle market.

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

During fiscal 2023, sales into our professional channel accounted for approximately 8.5% of our net sales, which included state and local law enforcement agencies, the federal government, and international customers. The remaining 91.5% of our net sales was through federal firearm licensees to domestic consumers.

Seasonality

Our business is seasonal with sales generally peaking in our fourth fiscal quarter, which ends April 30, as a result of most industry events and distributor shows normally scheduled during the early spring months. In addition, because of our operating schedule, which includes a summer and a winter shutdown of our manufacturing facilities, we have an increased number of operating days in our fourth fiscal quarter, which allows our shipping and production volumes to exceed other quarters. Seasonality, however, can be disrupted by external events, such as COVID-19, results of federal, state, and local elections; and periodic social and political unrest, crime, and other factors that may drive sales or impact channel inventories, which may slow or accelerate our sales.

Governmental Regulations of Firearms

Our business is primarily regulated by the ATF, which licenses the manufacture, sale, and import of firearms and firearm suppressors in the United States. The ATF conducts periodic audits of our facilities that hold federal firearms licenses.

There are also various state laws, regulations, and local ordinances relating to firearm characteristics, features, and sales, as well as firearm magazine capacities. Local firearm dealers must comply with state and local laws, regulations, and ordinances pertaining to firearm, firearm suppressor, and magazine sales within their jurisdictions. We manufacture several firearm models and magazines in various capacities that comply with those laws, regulations, and ordinances for sales in those states and localities. In Massachusetts, for example, there are regulations related to the weight of the trigger pull, barrel length, material strength, and independent testing of handguns. California, Connecticut, Maryland, New Jersey, and New York, as well as other states, the District of Columbia, and other localities, have similar laws, ordinances, and restrictions. In addition, California and the District of Columbia require any new pistols to contain a microstamping mechanism, which must be able to etch or imprint, in two locations, a microstamp array of characters that identify the make, model, and serial number of the pistols onto each cartridge case when the pistol is fired, and New York adopted a similar requirement in 2022. No commercially produced firearm has utilized the microstamping process, which is considered by most to be unfeasible, and we have no plans to utilize any microstamping feature in our firearms. Therefore, we will not sell into California or the District of Columbia any pistol that is subject to the microstamping feature requirement, and we will need to comply with applicable requirements in New York under the new law.

Warnings and instructions concerning the safe operation of our firearms and firearm suppressors are contained in Safety & Instruction Manuals included in all boxes in which firearms and firearm suppressors are shipped and are also available for download from our Smith & Wesson and Gemtech websites.

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

We are also subject to numerous federal, state, and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to land, surface, subsurface strata and water; and the generation, handling, storage, transportation, treatment, and disposal of hazardous waste and other materials. These laws require us to make significant expenditures of both a capital and expense nature. Several of the more significant federal laws applicable to our operations include the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA; and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, or RCRA.

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

In our efforts to satisfy our environmental responsibilities and to comply with environmental laws and regulations, we have established, and periodically update, policies relating to the environmental standards of performance for our operations. We have in place programs that monitor compliance with various federal, state, and local environmental regulations. However, in the normal course of our manufacturing operations, we are subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges from our operations into the environment. We regularly incur substantial capital and operating costs to comply with environmental laws, including remediation of known environmental conditions which we fund through cash flows from operations. We spent $1.5 million and $1.4 million in fiscal 2023 and fiscal 2022, respectively, on environmental compliance, primarily related to disposal fees and containers.

In the normal course of our business, we may become involved in various proceedings relating to environmental health and safety matters, and we are currently engaged in an environmental investigation and remediation. Our manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. We have identified soil and groundwater contamination at our Springfield facility that we continue to monitor and remediate, as appropriate. Based on the situation, an environmental reserve may be recorded based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. As of April 30, 2023, we do not have an open environmental reserve recorded in our consolidated balance sheet.

Based on information known to us, we do not expect current environmental regulations or environmental proceedings and claims to have a material adverse effect on our consolidated financial position, results of operations, or cash flows. However, it is not possible to predict with certainty the impact on us of future environmental compliance requirements or of the cost of resolution of future environmental health and safety proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under federal environmental laws is joint and several in nature, and environmental laws and regulations are subject to modification and changes in interpretation. Additional or changing environmental regulation may become more burdensome in the future, and any such development could materially and adversely affect us.

Human Capital

Creating a positive work environment for our employees is critical to our ability to successfully execute our strategy. We are committed to a strong, healthy culture focused on respect for all employees, creating and sustaining a family atmosphere united under a clear vision, with the understanding of each function and individual’s responsibility for team results, collective pride in our company and our industry, and shared rewards for results. In order to ensure that we embody our values and that our culture remains healthy and strong, we place significant focus on our human resources.

Training & Development

Attraction, retention, and development of employees is critical to our success. We offer training and development programs to encourage advancement from within, including the following:

•
tuition reimbursement for up to 100% of an employee’s advanced degree;
•
computer numerical control, or CNC, machine apprentice training at a local community college in conjunction with a state-funded program;
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

We believe that this training and development leads to more valuable contributions and satisfaction for our employees within their existing roles and also positions employees for roles they aspire to attain. Finally, we conduct periodic compliance and industry training for employees on various topics that are important to our business, including sexual harassment, anti-corruption, and cybersecurity, among others.

Equal Opportunity

Our Talent Acquisition team focuses on ensuring that our workforce is representative of the local communities in which we operate and that our business is open and welcoming to everyone. This commitment extends to all levels of our organization, including within senior management and our Board of Directors. We are committed to hiring qualified candidates without regard to race, religion, color, sex, sexual orientation, pregnancy, gender, age, national origin, ancestry, physical or mental disability, genetic information, or any other status.

As of April 30, 2023, our workforce consisted of the following:

•
73% male and 27% female;
•
50% female executive officers;
•
12% under 25 years old, 24% between 25-35 years old, 24% between 35-45 years old, 17% between 45-55 years old, 19% between 55-65 years old, and 4% over 65 years old; and
•
54% Caucasian, 25% Hispanic/Latino/Latina, 9% Black, 3% Asian, 8% undisclosed, and 1% that identify as two or more races.

Our Talent Acquisition team emphasizes recruiting and retaining a talented and diverse workforce with special focus on hiring veterans, whenever possible. Annual voluntary turnover for fiscal 2023, 2022, and 2021 was approximately 12%, 21%, and 18%, respectively. We believe turnover for fiscal 2022 and 2021 was impacted by our announcement of the Relocation.

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

We have a documented education and training plan to ensure employees are well trained on safety measures throughout the organization. We offer more than 55 different types of training, including lecture, classroom setting, and hands-on training to ensure our employees have the knowledge needed to ensure their safety, as well as the safety of others. The success of our training program has allowed us to maintain a relatively low level of safety claims and reduce lost work hours. Our calendar year 2022 and 2021 total recordable incident rate, or TRIR, of 2.3 and 2.2, respectively, and lost time incident rate, or LTIR, of 0.6 and 1.0, respectively, compares favorably to the latest OSHA industry data. According to OSHA, for our NAICS industry code, the calendar year 2021 and 2020 TRIR was 2.8 and 3.1, and the LTIR was 0.6 and 1.0, respectively. Our calendar year 2022 and 2021 near miss frequency rate was 1.0 and 0.44, respectively, and we did not have any fatalities in either year.

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

Headcount

As of April 30, 2023, we had 1,690 employees, including eight part-time employees. None of our employees are represented by a union in collective bargaining with us. Of our employees, 31% have 10 or more years of service with our company and 4% have greater than 25 years of service with our company. We believe that our employee relations are good and that the high quality of our employee base is instrumental to our success.

Information About our Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position
Mark P. Smith	47	President and Chief Executive Officer
Deana L. McPherson	52	Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary
Kevin A. Maxwell	47	Senior Vice President, General Counsel, Chief Compliance Officer, and Secretary
Susan J. Cupero	63	Vice President, Sales

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

Deana L. McPherson has served as Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary since 2020. Ms. McPherson served as Vice President, Chief Accounting Officer, Corporate Controller, and Assistant Treasurer from 2017 to 2020. Ms. McPherson served as Vice President, Corporate Controller, and Assistant Treasurer from 2009 to 2017. Ms. McPherson served as Corporate Controller from 2007 to 2009. From 2001 to 2007, Ms. McPherson held a number of increasingly responsible positions for Wood Group PLC, a $5.0 billion international energy services company, including, at her departure, Vice President of Finance for the Heavy Industrial Turbines division. From 1995 to 2001, she served as Accounting Manager of FiberMark DSI, Inc. (formerly Rexam DSI, Inc.), a producer of specialty fiber-based materials in the paper and packaging industry. From 1992 to 1995 she was employed as an auditor at Deloitte & Touche LLP. Ms. McPherson is a Certified Public Accountant registered with the Commonwealth of Massachusetts.

Kevin A. Maxwell has served as Senior Vice President, General Counsel, Chief Compliance Officer, and Secretary since 2021. From 2016 to 2021, he served in leadership positions within the legal department of WestRock Company, a publicly traded paper and packaging company, including as Vice President – Associate General Counsel and Assistant Secretary. From 2010 to 2016, Mr. Maxwell held a number of increasingly responsible positions with Mueller Water Products, Inc., a publicly traded water infrastructure company, including, Vice President – Assistant General Counsel and Assistant Secretary. From 2004 to 2010, he served as a corporate associate in the London and Washington, DC offices of Skadden, Arps, Slate, Meagher & Flom.

Susan J. Cupero has served as Vice President of Sales of our company since 2021. Ms. Cupero has held increasingly higher positions with our company during her 44 years of service, including Director of Independent Distributors from 2017 until assuming her current position, and Director of Sales Administration from 2015 until 2017.

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

We have grouped these risk factors into the following general categories:

•
Risks relating to economic, political, social, legislative, regulatory, and inflationary factors.
•
Risks relating to manufacturing, the Relocation, raw materials and component supply, product development and performance, customer demand, and brand recognition.
•
Risks relating to legal proceedings, product recalls, and other product liabilities.
•
Risks relating to intellectual property, information systems, and cybersecurity.
•
Risks relating to certain business matters and securities markets.

Risks Relating to Economic, Political, Social, Legislative, Regulatory, and Inflationary Factors

Our performance is impacted by a variety of economic, political, social, legislative, and regulatory factors.

A variety of economic, political, social, legislative, and regulatory factors could materially and adversely affect our business, operating results, and financial condition.

Our business may be adversely impacted by general economic conditions and consumer spending patterns. Economic uncertainty, high levels of unemployment, declines in consumer confidence and discretionary income, lack of consumer credit, increases in consumer debt levels, stock market declines, poor weather conditions, high energy prices, increased energy and commodity prices, higher costs for materials and services, high levels of tax, interest rates, inflationary conditions, increased labor costs, and other economic factors may adversely impact consumer spending on discretionary items and demand for our products. Economic conditions also affect governmental and budgetary policies, which may adversely affect our ability to sell our products to law enforcement, government, and military customers.

Our business may be adversely impacted by political, social, and related factors. Concerns about presidential, congressional, state, and local elections, and legislative and public policy shifts resulting from those elections, can adversely affect demand for our products. For example, demand for our products was negatively impacted by unified Republican control of the executive and legislative branches of the federal government during the first two years of the Trump administration, and demand for our products may be negatively impacted by the results of the 2024 elections. In addition, speculation surrounding increased gun control at the federal, state, and local level and heightened fears of crime and terrorism can affect consumer demand for our products. These concerns often result in an increase in near-term consumer demand for our products and subsequent softening of demand when such concerns subside. For example, we experienced historic levels of demand for our products in parts of fiscal 2022 and 2021 as a result of the impact of COVID-19 and the social unrest experienced in the United States during the summer of calendar year 2020. Demand for our products subsequently returned to more normalized levels. As a result of these significant fluctuations in demand, our operating results can vary significantly from period to period and we may build and maintain inventory levels that are significantly in excess of customer demand.

Federal and state legislatures frequently consider legislation relating to the regulation of firearms, including the amendment or repeal of existing legislation. For example, in 2022, the Bipartisan Safer Communities Act was signed into law. Existing laws may also be affected by future judicial rulings and interpretations. Changes to existing legislation or the enactment of new legislation may seek to restrict the makeup of a firearm, including limitations on magazine capacity; mandate the use of certain technologies in a firearm; remove existing legal defenses in lawsuits; set minimum age limits to purchase certain firearms; or ban the sale and, in some cases, the ownership of various types of firearms and accessories. For example, 14 states and the District of Columbia restrict magazine capacity. Further, eight states have adopted some form of so called "gun industry accountability" laws that attempt to facilitate the filing of civil lawsuits by the respective state government or private individuals against certain industry participants. Other states are considering adopting similar laws. Interest in gun control legislation among federal and state legislatures tends to intensify following significant events, such as mass shootings. If restrictive legislation or restrictive changes to existing legislation are adopted, we could find it difficult, expensive, or even impossible to comply with such legislation, which could impede our ability to develop new products and distribute existing products. In addition, gun-control activists may succeed in imposing restrictions or an outright ban on private firearm ownership or particular firearm models, such as modern sporting rifles. Such restrictions or bans could have a material adverse effect on our business, operating results, and financial condition.

In addition to these matters, which are largely beyond our control, demand for our products may also be adversely impacted by shortages of ammunition since potential purchasers of our products may choose not to purchase our products unless supplies of ammunition to use with our products are available. Since we do not manufacture ammunition, the supply of ammunition is beyond our control.

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

The manufacture, sale, and purchase of firearms are subject to extensive federal, state, and local governmental regulation. The primary federal laws are the National Firearms Act of 1934, or NFA, the Gun Control Act of 1968, or GCA, and the Firearms Owners’ Protection Act of 1986, which have been amended from time to time. The NFA severely restricts the private ownership of fully automatic weapons and heavily regulates other firearms defined in that law and accompanying regulations, including firearm suppressors. The GCA places certain restrictions on the interstate sales of firearms, among other things. Most of our products are governed by the U.S. Department of Commerce and are regulated by the Department of Commerce’s Bureau of Industry and Security under the Export Administration Regulations. Certain of our products are governed by the U.S. Department of State and are subject to the International Traffic in Arms Regulations. We are generally required to obtain U.S. government authorization for exports, including licensure or other similar authorization prior to engaging in international transactions. The U.S. Government has discretion as to whether to grant a license. In addition, Congress may block a proposed sale of firearms that are export controlled by the Department of State valued at $1 million or more. Consequently, we may not be able to obtain export licenses or complete profitable contracts as a result of political or other reasons that are beyond our control. Failure to receive required licenses or authorizations, or the termination or suspension of our export privileges, could have a material adverse effect on our business, operating results, and financial condition. Export control laws also impact who is permitted to work in our facilities in most positions. Further, because our manufacturing process includes certain toxic, flammable, and explosive chemicals, we are subject to the Chemical Facility Anti-Terrorism Standards, as administered by the Department of Homeland Security, which requires that we take additional reporting and security measures related to our manufacturing process.

In addition to federal requirements, state and local laws and regulations may place additional restrictions or prohibitions on firearm ownership and transfer. These laws and regulations vary significantly from jurisdiction to jurisdiction. Some states or other governmental entities have enacted, and others are considering, legislation restricting or prohibiting the ownership, use, sale, or importation of certain categories of firearms, firearm suppressors, ammunition, ammunition feeding devices, or all of these products. For example, in 2023, Washington became the tenth state to adopt restrictions on the sale of modern sporting rifles. Several states require internal or external locking mechanisms for firearms sold in their jurisdictions. Some states mandate, or are considering mandating, certain design features based on perceived safety or other grounds. Such legislation could have a material adverse effect on our business, operating results, and financial condition. California maintains a roster of handguns that are certified for sale in the state. From time to time, certain of our products have been removed from the roster (meaning that they can no longer lawfully be sold by retailers) and certain of our products may be removed from the roster in the future. Finally, our ability to sell our products in international markets is impacted by local laws, rules, and regulations in those markets. For example, in 2022, Canada adopted a freeze on the sale, purchase, or transfer of handguns within Canada.

Existing industry protections may be repealed or affected by judicial rulings. For example, the Protection of Lawful Commerce in Arms Act of 2005, or the PLCAA, was enacted by Congress in 2005 in order to protect firearms manufacturers and dealers from liability when their legally manufactured and lawfully sold products are later used in criminal acts. The PLCAA (or the state law equivalent of the PLCAA) could be repealed, amended, or affected by future judicial rulings and interpretations. If the PLCAA (or the state law equivalent of the PLCAA) were repealed, amended, or reinterpreted, firearm manufacturers could face a significant increase in litigation, which could have a material adverse effect on our business, operating results, and financial condition.

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

Privacy Compliance.

Changing privacy laws in the United States (where, among others, the California Consumer Privacy Act became effective in 2020 and its successor, the California Privacy Rights Act, became effective January 1, 2023), Europe (where the General Data Protection Regulation became effective in 2018), and elsewhere have created new individual privacy rights, imposed increased obligations on companies handling personal data, and increased potential exposure to fines and penalties.

Compliance with laws, regulations, and other requirements, including, but not limited to, those discussed above, is costly and time consuming, and our failure to comply could cause us to incur fines and penalties, lead to restrictions on our ability to manufacture and sell our products and services, or otherwise negatively impact our ability to import or export the products that we sell. In addition, these laws, regulations, and other requirements may change or be applied or interpreted in ways that will require us to modify our products, subject us to enforcement risk, expose us to reputational harm, or impose on, or require us to incur, additional costs, including substantial compliance costs, which may materially and adversely affect our business, operating results, and financial condition.

We face risks associated with international activities.

Our foreign sales and purchases of certain components expose us to various economic, political, and other risks, including the following:

•
compliance with U.S. and local laws and regulatory requirements, including adverse changes in those laws and requirements;
•
transportation delays or interruptions;
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

The federal government has, at times, put in place tariffs and other trade restrictions with respect to other countries, including limiting trade and imposing tariffs on imports from foreign countries. In addition, other countries have, at times, threatened or put in place tariffs of their own.

We are currently subject to tariffs on certain of our products. Protectionist trade restrictions, such as changes in tariff structures, export or import compliance laws, or other trade policies in the United States or foreign countries could reduce our ability to sell our products in foreign markets, the ability of foreign customers to purchase our products, and our ability to import products, components, and raw materials from foreign suppliers. Tariffs that result in increased costs or adversely impact the availability of imported products, components, or raw materials used in the production of our products could materially and adversely impact our business, operating results, and financial condition. In particular, increased input costs may require us to increase the prices of our products, which may result in lower demand for our products or lower gross margins on such products if we are unable to increase the price of those products to our customers. In addition, the imposition of tariffs on products that we export to international markets could make those products more expensive compared to those of our competitors if we pass the additional costs on to our customers, which may also adversely impact our business.

Rising inflation has adversely affected us, and may continue to adversely affect us, by increasing material, labor, and other costs beyond what we can recover through price increases.

Inflation can adversely affect us by increasing material, labor, and other costs required to operate and grow our business. Many of the markets in which we sell our products, including our primary market in the United States, have experienced, and continue to experience high levels of inflation, which we believe have depressed, and may continue to depress, consumer demand for our products and have reduced, and may continue to reduce, our profitability. For example, in response to inflationary pressures, we have increased the rate of pay for certain of our hourly job categories and have experienced increases in the cost of certain of the components, parts, raw materials, and other supplies necessary for the production of our products, and such increases may continue to impact us in the future. Because we typically purchase these supplies based on short-term commitments from our suppliers, we are exposed to risks associated with significant levels of cost inflation. If we are unable to increase our prices to offset the effects of inflation, our business, operating results, and financial condition could be materially and adversely affected.

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

We are subject to risks associated with the Relocation.

In connection with the Relocation, we are building a new facility in Maryville and will relocate our corporate headquarters, some of our Springfield, Massachusetts manufacturing operations, a portion of our Deep River, Connecticut plastic injection molding operations, and our Columbia, Missouri distribution operations to Maryville. While we expect to complete the majority of these relocation activities during fiscal 2024, we anticipate that certain activities, such as the relocation of a portion of our Connecticut plastic injection molding operations, will not be completed until fiscal 2025.

There are a number of significant risks associated with the Relocation, including the following:

•
we may not complete the Relocation during the expected timeframe or within our anticipated budget and have already experienced significant increases in the cost of construction of our Maryville facility;
•
we may not have adequate cash resources, borrowing capacity, or other forms of available consideration at favorable terms that would enable us to pay for the Relocation;
•
a portion of our cash flows from operations have been, and will continue to be, dedicated to funding the Relocation and have not been, and will not be, available for other purposes;
•
we may not meet the spending, headcount, and wage commitments that we are required to meet in order to receive certain governmental incentives associated with the Relocation;
•
we may experience changes in federal, state, and local laws and regulations that prevent or delay the Relocation from proceeding or increase the cost of the Relocation;
•
we incurred, and may continue to incur, capital expenditures for the Relocation in excess of our expected capital expenditures; and

•
we may not effectively transition our workforce as part of the Relocation, in which case we could experience business disruption as a result of a loss of historical knowledge and a lack of business continuity. We have experienced, and expect to continue to experience, increased turnover and challenges in recruiting additional employees and retaining existing employees. In particular, we may be unable to recruit employees with the requisite skills to work at our Maryville facility, and we may struggle to recruit and retain employees to work in our existing facilities that are being impacted by the Relocation, namely, our facilities in Springfield and Deep River.

Any one or more of these risks could cause us to fail to realize the expected benefits of the Relocation. In addition, the Relocation has required a substantial commitment of our management’s time and attention and we anticipate that it will continue to do so, which may materially and adversely affect our day-to-day business activities.

Our operating facilities are critical to our success, and we may incur business disruptions.

We operate in only four facilities, and our success depends on our ability to efficiently operate each facility.

We currently produce most of our products at our Springfield facility. This facility also currently houses our principal research, development, engineering, design, sales, finance, and management functions. We frequently make certain changes in our manufacturing operations to modernize the facility and associated equipment and systems as a result of the age of the facility and the continued need to introduce certain efficiencies in manufacturing and other processes in order to produce our anticipated volume of products in a more efficient and cost-effective manner. We anticipate that we will continue to incur significant capital and other expenditures with respect to the facility, but we may not be successful in continuing to improve efficiencies. A disruption of the operation of this facility would adversely affect our ability to produce many of our products and serve our customers.

In recent years, substantially all of our products have been distributed from our Columbia distribution center. As part of the Relocation, we will be moving our distribution operations to our new facility in Maryville. The Columbia facility has included, and the new Maryville facility will include, computer controlled and automated equipment, which is complex and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, electronic or power interruptions, and other system failures. Our ability to successfully operate our facilities depends on numerous factors, including the proper design of the facilities, the ability to employ an adequate number of skilled workers to operate the facilities, the design and operation of computer controlled and automated systems, the design of software systems to operate the facilities, and the integration of the facilities into our ERP system. Difficulties or delays in performing any of these critical tasks could negatively impact our operating results, and a disruption of the operation of these facilities would adversely affect our ability to distribute our products to our customers.

We also depend on our Houlton facility, which is used primarily as a machining facility for our firearms, as well as for the manufacturing of all of our handcuffs and restraints, and our Deep River facility, which is used primarily for custom plastic injection molding services, rapid prototyping, and tooling. A disruption in the activities of these facilities could adversely affect our firearm manufacturing operations.

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

The ability of our suppliers to effectively satisfy our production requirements could be impacted by their financial difficulty or various operating risks, including catastrophic events, pandemics such as COVID-19, terrorist attacks, natural disasters, interruptions in the delivery of raw materials or other manufacturing supplies, adverse government regulations, or equipment breakdowns or failures. The failure of any supplier to perform to our expectations could result in supply shortages or delays for certain products and product components and harm our business. If we experience significantly increased demand for our products, or if we need to replace an existing supplier, we may be unable to supplement or replace our production capacity on a timely basis or on terms that are acceptable to us, which may increase our costs, reduce our profitability, and harm our ability to deliver our products on time. For certain of our products, it may take a significant amount of time to identify and qualify a supplier that has the capability and resources to meet our product specifications in sufficient volume and satisfy our service and quality control standards. A number of factors related to our suppliers are beyond our control, including political and economic instability in the countries in which they operate, their financial and managerial instability, their failure to meet our standards or production deadlines, their lack of adequate quality control, problems they encounter with production capacity, their labor problems, the availability of raw materials, product quality issues, currency exchange rates, transport availability, cost, inflation, and other factors. Although we have insurance to cover potential loss from most of our suppliers for these events, we could experience losses in excess of our insured limits and any claims for various losses could be denied. In addition, failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could have a material adverse effect on us, as well as require additional resources to restore our supply chain.

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
•
an increase or decrease in consumer demand for our products or our competitors' products;
•
new product introductions by competitors;
•
our relationships with customers;
•
general market conditions and other factors, which may result in order cancellations or changes in the rate of reorders placed by customers;
•
general market conditions, economic conditions, and consumer confidence levels, which could reduce demand for discretionary items, such as our products; and
•
the domestic political environment, including debates over the regulation of various consumer products related to our industry.

Internal inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have a material adverse effect on our business, operating results, and financial condition. Inventory levels in excess of consumer demand within our distribution channel may also impact our ability to sell our internal inventory. For example, inventory levels in the distribution channel were elevated for much of fiscal 2023 as our customers adjusted to more normal levels of demand following the historic levels of demand for our products in parts of fiscal 2022 and 2021, which we believe resulted in lower than anticipated net sales of our internal inventory in fiscal 2023. If we underestimate demand for our products, we and our third-party suppliers may not be able to produce products to meet customer demand, and this could result in delays in the shipment of products and lost net sales, as well as damage to our reputation and customer relationships. Our business, operating results, and financial condition could be materially and adversely impacted if we are unable to forecast demand for our products accurately.

We may fail to align our capacity with demand for our products.

From time to time, we have been capacity constrained and have been unable to satisfy on a timely basis the demand for some of our products. We believe that we have improved our manufacturing productivity by adding capacity, increasing daily production quantities, increasing operational availability of equipment, reducing machinery down time, extending machinery useful life, increasing manufacturing efficiency, and contracting with suppliers to obtain additional finished parts. Future significant increases in demand for our products, if any, may require us to further expand our manufacturing capacity, particularly through the purchase of additional manufacturing equipment and the addition of manufacturing space, and we may not be able to increase our capacity in time to satisfy these increases. Capacity constraints may prevent us from satisfying customer orders and result in a loss of market share to competitors that are not capacity constrained. At other times, we may suffer excess capacity and increased overhead costs, particularly if we increase our capacity to meet actual or anticipated demand, which decreases or does not materialize. Our business, operating results, and financial condition could be materially and adversely impacted if we fail to align our capacity with demand for our products.

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

We anticipate that our advertising, marketing, public relations, and promotional efforts will increase in the foreseeable future as we continue to seek to enhance our brand recognition and consumer demand for our products. Historically, we have relied on print and electronic media advertising to increase consumer awareness of our brands to increase purchasing intent and conversation. We expect that we will increasingly rely on other forms of media advertising, including social media and digital marketing. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising, marketing, public relations, and promotional programs. These brand promotion activities may not be effective, and their efficacy will depend on a number of factors, including our ability to:

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

Consumers are increasingly using online platforms to learn about firearms, and we face pressure to reach our customers through social media platforms. We plan to continue to expand our brand recognition and product loyalty through social media and our websites, with generation of original content. These efforts are intended to yield greater traffic to our websites and increase our consumer demand. We are subject to de-platforming, whereby our ability to share information on social platforms or websites could be blocked, limiting our ability to reach our customers. In addition, we may determine that certain of our products and brands benefit from endorsements and support from particular sporting enthusiasts, athletes, or other celebrities, and those products and brands may become personally associated with those individuals. As a result, sales of the endorsed products could be adversely affected if any of those individuals’ images, reputations, or popularity were to be negatively impacted. Also, in 2021, we were one of a number of companies that received a notice from the Federal Trade Commission, or FTC, concerning deceptive or unfair conduct around endorsements and testimonials, which recommended that we take any steps necessary to ensure that our practices do not violate the law. Our internal policies and procedures may not adequately protect us from inappropriate acts committed or alleged to have been committed by our employees or social media partners, in which case we could be exposed to penalties and other sanctions by the FTC or other regulatory bodies.

Poor product quality or performance, or defects in our products, could harm us.

We believe that the value of our brand depends, in part, on the value consumers place on the quality of our products. Poor product quality or performance could adversely impact the value of our brand and materially and adversely impact our business, operating results, and financial condition. In particular, we have experienced manufacturing and design issues with respect to certain of our firearms and have initiated product recalls and safety alerts in the past and may experience similar issues in the future, which may result in the initiation of product recalls and safety alerts in the future. For example, in October 2021, we issued a safety recall notice for certain of our new M&P 12 shotguns that were manufactured prior to October 15, 2021. Based on the volume of products we have shipped into the market, any future recalls, safety alerts, or product liability claims could result in us incurring significant warranty, support, and repair costs. Such incidents could harm our reputation, damage the value of our brands, and cause us to lose business, all of which could materially and adversely affect our business, operating results, and financial condition. We generally provide a limited one-year warranty and a lifetime service policy to the original purchaser of our new firearm products.

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

Nearly all of our competitors are privately held, which may give them certain competitive advantages. For example, these competitors may be less focused on maintaining high levels of profitability, which may give them more flexibility to compete aggressively on price.

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
•
integrating acquired businesses and personnel into our business, including integrating information technology systems and operations across different cultures and languages and addressing the economic, political, and regulatory risks associated with specific countries;
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

Mergers, acquisitions, investments, and divestitures may not be successful and may materially and adversely affect our business, operating results, and financial condition. Among the benefits we expect from potential, as well as completed, acquisitions and joint ventures are synergies, cost savings, growth opportunities, or access to new markets (or a combination thereof) and, in the case of divestitures, the realization of proceeds from the sale of businesses and assets to purchasers that place higher strategic value on these businesses and assets than we do. We intend to commence a process in fiscal 2024 or 2025 to dispose of the external customer portion of our plastic injection molding business located in our Deep River facility. We may not identify a suitable purchaser of the business or realize sale proceeds that meet our expectations even if we are able to complete a sale transaction.

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

For fiscal 2023, sales to two of our customers exceeded 10.0% of our net sales, and three of our customers together accounted for approximately 39.4% of our accounts receivable. For fiscal 2022, sales to one of our customers exceeded 10.0% of our net sales, and two of our customers together accounted for approximately 36.8% of our accounts receivable. For fiscal 2021, four of our customers exceeded 10% of our net sales and together accounted for approximately 28.4% our accounts receivable.

Liability insurance coverage is expensive and may be difficult to obtain at commercially reasonable rates, or at all.

Our insurance policies are subject to periodic review by our insurers and may not be renewed at all or on similar or favorable terms. Because we manufacture and sell firearms, a number of insurance carriers have decided in the past, and may decide in the future, not to insure us. For example, in recent years, including in fiscal 2023, certain insurance carriers chose either to cancel our insurance coverage or not to submit proposals to insure us in areas such as auto, general liability, and products liability insurance, among others. In addition, if we or other firearm manufacturers sustain significant losses or make significant insurance claims, our ability to obtain future insurance coverage at commercially reasonable rates could be materially and adversely affected. For example, our ability to obtain liability insurance on commercially reasonable terms has been adversely impacted by the $73 million settlement that was announced in 2022 between insurance carriers representing Remington Outdoor Company and plaintiffs in the Soto v. Bushmaster Firearms International, LLC case. Our liability insurance costs were $7.8 million, $8.3 million, and $5.9 million in fiscal 2023, 2022, and 2021, respectively.

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

Risks Relating to Legal Proceedings, Product Recalls, and Other Product Liabilities

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

We have been and may continue to be subject to governmental investigations and inquiries. Such investigations and inquiries could subject us to various sanctions, including significant civil and criminal penalties, the indictment of our company or various of our officers and employees, our being prevented from bidding on domestic military and government contracts, restriction by the U.S. Government, including by the U.S. Department of State or U.S. Department of Commerce on exporting our products, private civil litigation arising out of the outcome of the investigations or inquiries, the diversion of time and attention of our management from normal business operations, and a negative impact on the perception of our company by investors, customers, and others. For example, in 2020 the office of the attorney general of New Jersey issued us a subpoena requesting certain business records as part of an investigation into potential violations of the New Jersey Consumer Fraud Act and, in 2022, certain gun control activists submitted a petition to the FTC suggesting that the FTC investigate and regulate our industry’s alleged unfair and deceptive advertising. Also in 2022, the U.S. House of Representatives Committee on Oversight and Reform issued us a subpoena requesting certain business records as part of an investigation into certain firearm manufacturers, including us. Responding to inquiries and investigations, including through litigation, is time consuming and costly, may disrupt our ongoing business and distract management from operating our business, and may expose us to litigation, including claims raised by private plaintiffs.

Our business involves the potential for product recalls and product liability and other claims against us.

As a distributor of non-firearm consumer products, such as handcuffs, we are subject to the U.S. Consumer Products Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act of 2008, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous, and similar laws under foreign jurisdictions. Under certain circumstances, the Consumer Products Safety Commission or comparable foreign agency could require us to repurchase or recall one or more of our products. Additionally, other laws and agencies regulate certain consumer products sold by us and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products could be costly and damage our reputation. If we were required to remove, or we voluntarily remove, our products from the market, our reputation could be tarnished, and we might have large quantities of finished products that we could not sell. We also face exposure to product liability claims in the event that one of our products is alleged to have resulted in property damage, bodily injury, or other adverse effects. In addition to the risk of substantial monetary judgments, fines, or penalties that may result from any governmental investigations, product liability claims, or regulatory actions, such events could result in negative publicity that could harm our reputation, adversely impact the value of our brands, and result in an increase in the cost of producing our products. Similar to product liability claims, we face exposure to class action lawsuits related to the performance, safety, or advertising of our products. Such class action lawsuits could result in substantial monetary judgments, injunctions related to the marketing and sale of products, and potentially harm our reputation.

In fiscal 2020, we formed a wholly owned captive insurance company, which provides product liability insurance to us and our subsidiaries. The product liability insurance that we carry is, in most cases, subject to large self-insured retentions for which we are responsible, and we may not be able to maintain such insurance on acceptable terms, if at all. Further, product liability claims may exceed the amount of insurance coverage. As a result, product recalls or product liability claims could have a material adverse effect on our business, operating results, and financial condition. In addition, we face other types of litigation arising out of alleged defects in our products or otherwise, such as class action lawsuits. Our insurance may not cover us in connection with a purported class action matter filed against us in 2022. Further, our insurance may not cover certain claims involving alleged defects in our products that do not involve personal injury or property damage.

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

Patents may not be issued for the patent applications that we have filed or may file in the future. Our issued patents may be challenged, invalidated, or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage. We have registered certain of our trademarks and trade dress in the United States and other countries. We have also recorded certain of our registered trademarks with customs officials in the United States and other countries. We may be unable to enforce existing, or obtain new, registrations of trademarks in key markets. Our failure to obtain or enforce such registrations could compromise our ability to protect our trademarks and brands fully and could increase the risk of challenges from third parties to our use of our trademarks and brands.

In addition to intellectual property that we own, some of our products and services may use or include intellectual property owned by third parties. As a result, it may be necessary in the future to seek or renew licenses relating to various aspects of our products, processes, and services. We may be unable to obtain or renew such licenses in the future on reasonable terms or at all. In the past, we did not consistently require our employees and consultants to enter into confidentiality agreements, employment agreements, or proprietary information and invention agreements. Therefore, our former employees and consultants, and certain of our current employees, may try to claim some ownership interest in our intellectual property and may use our intellectual property competitively and without appropriate limitations. In addition, our acquired businesses may not have consistently required their employees and consultants to enter into confidentiality agreements, employment agreements, or proprietary information and invention agreements. Claims by such individuals may affect our business, operating results, and financial condition.

We may incur substantial expenses and devote significant resources in prosecuting others for their unauthorized use of our intellectual property rights.

We may become involved in litigation regarding patents and other intellectual property rights. Other companies, including our competitors, may develop intellectual property that is similar or superior to our intellectual property, duplicate our intellectual property, or design around our patents and may have or obtain patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our products. Effective intellectual property protection may be unavailable or limited in some foreign countries in which we sell products or from which competing products may be sold. Unauthorized parties may attempt to copy or otherwise use aspects of our intellectual property and products that we regard as proprietary. Our means of protecting our proprietary rights in the United States or abroad may prove inadequate, and competitors may be able to independently develop similar intellectual property. If our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the markets for our products.

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

We have filed lawsuits, and may file additional lawsuits in the future, to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. This litigation, whether successful or unsuccessful, could be costly and divert valuable resources, which could materially and adversely impact our business, financial condition, and results of operation.

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

The cyber-security-related vulnerabilities that we face may also remain undetected for an extended period of time. We maintain contingency plans and processes to prevent or mitigate the impact of these events; however, these events could result in operational disruptions or the misappropriation of sensitive data and, depending on their nature and scope, could lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes, operational disruptions, and exposure to liability. Such disruptions or misappropriations and the resulting repercussions, including, but not limited to, reputational damage and legal claims or proceedings, may materially and adversely affect our business, operating results, and financial condition.

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

For example, we experienced historic levels of demand for our products in parts of fiscal 2022 and 2021 as a result of the impact of COVID-19 and the social unrest experienced in the United States during the summer of calendar year 2020, which positively impacted our operating results. As overall market demand returned to more normal levels late in fiscal 2022, year-over-year comparisons of our operating results, particularly during fiscal 2023, became more challenging and less meaningful.

The trading price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.

The trading price of our common stock has fluctuated widely in the past and may fluctuate widely in the future. For example, the trading price of our common stock closed at $35.40 per share on July 1, 2021 and closed at $13.73 on April 29, the final trading day of our fiscal 2022. Many factors could affect the trading price of our common stock, including the following:

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

We are subject to risks related to corporate social responsibility and the growth in ESG investing.

The growing integration of environmental, social, and governance, or ESG, factors in making investment decisions is relatively new, and frameworks and methods used by investors for assessing ESG policies are not fully developed and vary considerably among the investment community. We have recently expanded our public disclosures related to ESG issues both in documents filed with the SEC, and through the publication of other relevant materials. Our disclosures or lack of disclosures, in addition to ESG disclosure criteria established by third parties, may impact our reputation. For example, public perception, including among our stakeholders, may depend, in part, on the policies and procedures we adopt and the disclosures we make, whether or not we meet third party ESG disclosure requirements (including those related to human rights) that the ESG investment community deems relevant, and whether we are perceived to fail to act responsibly in the areas on which we report. The subjective nature and wide variety of methods and processes used by stakeholders, including investors, to assess companies on ESG criteria could result in a negative perception about our ESG-related policies and practices or a misrepresentation of our policies and practices. If our stakeholders feel that we are failing to achieve progress with respect to ESG factors, or if we fail to meet ESG disclosure criteria set by third parties, our ability to attract and retain employees; the willingness of third parties to do business with us; investors’ willingness or ability to purchase or hold our securities; or our ability to access capital, could be impacted, any of which could materially and adversely impact our business, operating results, and financial condition.

Further, ESG investing (also called sustainable investing, socially responsible investing, or impact investing) continues to grow in popularity and attract significant amounts of capital. Managers of these investments may screen out companies in certain sectors (such as the firearm industry) and otherwise exercise broad discretion in determining whether to invest in certain sectors or individual companies. The trading price of our common stock may be adversely impacted by the growth of ESG investing, including if such growth results in more investors choosing not to invest in our common stock or divesting from investments in our common stock.

Actions of social activists could cause us to incur substantial costs and divert management’s attention and our resources.

We have been, and may be in the future, subject to informal private or public inquiries and formal proxy proposals by activists urging us to take certain corporate actions, many of which we believe may not be in the best interests of our company or our stockholders. For example, in recent years, certain activists have submitted stockholder proposals requesting that our board of directors adopt a human rights policy. These activities may adversely affect our business in a number of ways, and responding to inquiries or proposals can be costly, time consuming, and disruptive to our operations and could meaningfully divert the attention of our resources, including those of our management team and our employees. For example, in response to these activities, we have engaged, and may engage in future third-party service professionals, including legal, financial, and communications advisors, to advise us, which has been, and may continue to be, costly. In addition, certain stockholder inquiries and proposals could create perceived uncertainties or concerns as to our future operating environment, legislative environment, strategy direction, or leadership, and could (i) result in the loss of potential business opportunities; (ii) harm our ability to attract or retain investors, customers, and employees; (iii) harm or disrupt our business and financial relationships; (iv) result in consumer boycotts of our products; and (iv) cause the trading price of our common stock to experience periods of decline, volatility, or stagnation. Activists have pressured and may continue to pressure our financial institutions, insurance carriers, customers, vendors, or other businesses and institutions with whom we maintain relationships to cease doing business with us or adopt actions that are not in the best interests of our company or our stockholders, inconsistent with the legal operation of our business, or contrary to the beliefs of our core consumers. Our reputation could be damaged if our core consumers believe that we have adopted the gun control agenda of certain activists. Finally, the actions of social activists may strengthen our competitors, particularly those that are privately held and not subject to these types of gun control focused stockholder activism. The actions of social activists could materially and adversely impact our business, operating results, and financial condition.

Our ability to operate our business efficiently may be adversely impacted if service providers refuse to work with us.

In recent years, gun control activists have sought to engineer boycotts of firearm products by service providers to our industry, certain of which have announced plans to discriminate against companies involved with the firearm industry. For example, some financial institutions and insurance companies no longer provide certain services to firearm manufacturers. Gun control activists have also targeted credit card companies and trucking and logistics companies, among others. Further, certain law firms have announced that they will no longer provide services to firearm manufacturers, and in 2022, we were notified by a law firm with which we had maintained a long-term relationship that it would no longer provide legal services to us. If additional service providers refuse to work with us, we would need to locate alternative service providers, which may adversely impact the delivery of important services to us and increase our costs. Further, we may be unable to locate suitable alternative service providers. The refusal of service providers to work with us could have a material adverse effect on our business, operating results, and financial condition.

We operate in a challenging market for talent and may fail to attract, motivate, train, and retain qualified personnel, including key personnel.

Our success depends on our ability to attract, motivate, train, and retain employees with the skills necessary to understand and adapt to the continuously developing needs of our customers. The increasing demand for qualified personnel makes it more difficult for us to attract and retain employees with requisite skill sets, particularly employees with specialized technical and trade experience. Changing demographics and labor work force trends also may result in a loss of knowledge and skills as workers with more tenure and experience retire. The market for both hourly workers and professional workers has been particularly challenging in recent years. In certain locations where we operate, the demand for labor has exceeded the supply of labor, resulting in higher labor costs. Despite our focused efforts to attract and retain employees, we experienced attrition rates in fiscal 2022 and 2021 that were higher than our historical rates, resulting in higher operating costs at some of our facilities in the form of higher wages and higher levels of overtime pay. We believe that the Relocation was a significant contributing factor to these higher rates of attrition, as certain employees, particularly those based in our Springfield headquarters and Deep River facility, left our employment to work for employers that will allow them to continue working near their homes or to work remotely. We expect that the market for both hourly workers and professional workers will remain challenging at least through fiscal 2024 and that the Relocation, which will require qualified employees in a new location, will continue to adversely impact our hiring and retention efforts in fiscal 2024. In addition to challenges associated with a competitive labor market, we may also struggle to identify qualified candidates who are comfortable or enthusiastic to work for a firearm business. If we fail to attract, motivate, train, and retain qualified personnel, or if we experience excessive turnover, we may experience declining sales, manufacturing delays or other operating inefficiencies, increased recruiting, training, and relocation costs, or other difficulties, and our business, financial condition, and results of operations may be materially and adversely impacted.

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

We are incorporated in Nevada. Certain provisions of Nevada law and our articles of incorporation and bylaws make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in our stockholders’ interest or might result in a premium over the trading price for the shares held by our stockholders.

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

We received opinions of tax advisors substantially to the effect that, for U.S. Federal income tax purposes, the AOUT spin-off and certain related transactions qualify for tax-free treatment under certain sections of the Internal Revenue Code. However, if the factual assumptions or representations made by us in connection with the delivery of the opinions are inaccurate or incomplete in any material respect, including those relating to the past and future conduct of our business, we will not be able to rely on the opinions. Furthermore, the opinions are not binding on the IRS or the courts. If, notwithstanding receipt of the opinions, the spin-off transaction and certain related transactions are determined to be taxable, we would be subject to a substantial tax liability. In addition, if the spin-off transaction is taxable, each holder of our common stock who received shares of AOUT in connection with the spin-off would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth information regarding our principal operating properties and other significant properties as of April 30, 2023. In general, our operating properties are well maintained, suitably equipped, and in good operating condition.

Location	Facility	Ownership Status
Connecticut
Deep River	Plant	Leased
Maine
Houlton	Plant	Owned
Massachusetts
Springfield	Executive Offices & Plant	Owned
Missouri
Columbia	Office & Warehouse	Leased — We sublease 64.7% of this facility
Tennessee
Maryville	Office	Leased
Maryville (under construction)	Plant	Owned — Subject to the terms of certain real property and tax incentive agreements

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

Holders

On June 21, 2023, there were 885 record holders of our common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividend Policy

SWBI has paid dividends on a quarterly basis since August 2020. Quarterly dividends, when declared, are paid approximately three weeks after earnings are announced. Payment of any cash dividends depends on our financial condition, operating results, and capital requirements as well as other factors deemed relevant by our board of directors. We paid dividends totaling $18.3 million and $15.0 million during fiscal 2023 and 2022, respectively.

Securities Authorized for Issuance under Equity Compensation Plans

For equity compensation plan information, refer to Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) in Part III of this Annual Report on Form 10-K.

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended April 30, 2023 for (i) our common stock, (ii) the Russell 2000 Index, and (iii) the S&P Composite 1500 Leisure Products Index (S&P 1500 Leisure Products on the graph below). The graph assumes an investment of $100 on April 30, 2018, with dividends reinvested. The performance shown is not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

Among Smith & Wesson Brands, Inc., The Russell 2000 Index,

And Peer Group

* $100 invested on April 30, 2018 in stock or index — including reinvestment of dividends. Fiscal year ending April 30.

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Securities Act.

Repurchases of Common Stock

As of April 30, 2023, we had no authorized share repurchase programs. We did not purchase any shares of our common stock during fiscal 2023.

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

The results of our outdoor products and accessories business, which was previously reported as a separate business segment, are being presented as discontinued operations in the consolidated statements of income for all periods presented, See Note 3 – Discontinued Operations to our consolidated financial statements for additional information regarding these discontinued operations. Unless otherwise indicated, any reference to income statement items in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to results from continuing operations.

2023 Highlights

Our operating results for fiscal 2023 included the following:

•
Net sales of $479.2 million represented a decrease of $384.9 million, or 44.5%, from our fiscal 2022 net sales. The decrease in net sales was primarily as a result of a return to more normalized demand from the historic pandemic-related demand that lasted from March 2020 through the beginning of fiscal 2022 combined with a reduction in inventory within the distribution channel.
•
Gross profit decreased $220.0 million, or 58.7%, from the prior fiscal year primarily as a result of lower sales volume. Gross margin decreased 11.1% from the prior fiscal year as a result of reduced sales volumes across nearly all product lines, combined with the impact of inflation, unfavorable fixed-cost absorption due to lower production volume, and expenses related to the Relocation. These unfavorable impacts were partially offset by decreased compensation costs and favorable inventory valuation adjustments caused by amortization of variance capitalization offset by an increase in excess and obsolescence reserves.
•
Net income was $36.9 million, or $0.80 per diluted share, compared with net income of $194.5 million, or $4.08 per diluted share, for the prior fiscal year.
•
During fiscal 2023, we paid $18.3 million in dividends compared with $15.0 million in fiscal 2022.
•
On September 30, 2021, we announced the Relocation. In connection with the Relocation, we are building a new facility in Maryville. Our corporate headquarters, some of our Springfield manufacturing operations, a portion of our Deep River plastic injection molding facility, and our Columbia distribution operations will be relocated to Maryville. In total, we expect to incur capital expenditures in connection with the construction and equipping of the new facility in an aggregate amount of approximately $160.0 million to $170.0 million through the end of fiscal 2024. Through April 30, 2023, we had incurred $93.5 million of capital expenditures and $18.5 million of other restructuring charges related to the Relocation.

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

External Factors that Impact the Firearm Industry

The firearm industry has been subject to many external factors in the past that have significantly increased the volatility of revenue generated for companies within the industry. These factors include, among others, fears surrounding crime and terrorism; significant news events, such as those related to mass shootings; potential restrictions on the sale or makeup of firearms; actual and potential legislative, judicial, and regulatory actions; economic changes; and changes in the social and political environment, including congressional and presidential elections. See Item IA, Risk Factors, for further discussion of external factors that impact the firearm industry. Although these external factors have created demand surges and volatility in the firearm market, and often make it difficult to predict demand, we believe that those external factors have also likely contributed to a long-term increase in consumer interest in firearms. We estimate that the annual domestic non-military firearm market is approximately $3.5 billion for handguns and $1.6 billion for long guns, excluding shotguns, based on the latest data for industry shipments as calculated by the National Shooting Sports Foundation, or NSSF, utilizing Firearms and Ammunition Excise Tax data for calendar year 2022. According to calendar 2021 reports by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, or ATF, the U.S. firearm manufacturing industry grew at a 3.7% compound annual growth rate in units from 2016 through 2021, although there has been wide variation among years (e.g., 2019 to 2020 grew 58.0%). We believe that this expanding base of consumers combined with our strong brand reputation and attractive price points lend support to our goal of continuing to increase our market share.

Results of Operations

Net Sales and Gross Profit

The following table sets forth certain information regarding net sales and gross profit for the fiscal years ended April 30, 2023, 2022, and 2021 (dollars in thousands):

	2023	2022	$ Change	% Change	2021
Handguns	$360,668	$624,219	$(263,551)	-42.2%	$755,735
Long Guns	74,230	189,467	(115,237)	-60.8%	253,340
Other Products & Services	44,344	50,440	(6,096)	-12.1%	50,120
Total net sales	$479,242	$864,126	$(384,884)	-44.5%	$1,059,195
Cost of sales	324,705	489,562	(164,857)	-33.7%	610,212
Gross profit	$154,537	$374,564	$(220,027)	-58.7%	$448,983
% of net sales (gross margin)	32.2%	43.3%			42.4%

The following table sets forth certain information regarding units shipped by trade channel for the fiscal years ended April 30, 2023, 2022, and 2021 (units in thousands):

Total Units Shipped	2023	2022	# Change	% Change	2021
Handguns	793	1,518	(725)	-47.8%	2,079
Long Guns	148	363	(215)	-59.2%	524

Sporting Goods Channel Units Shipped	2023	2022	# Change	% Change	2021
Handguns	734	1,422	(688)	-48.4%	1,953
Long Guns	137	342	(205)	-59.9%	508

Professional Channel Units Shipped	2023	2022	# Change	% Change	2021
Handguns	59	96	(37)	-38.5%	126
Long Guns	11	21	(10)	-47.6%	16

Fiscal 2023 Net Sales and Gross Profit Compared with Fiscal 2022

Sales of our handguns decreased $263.6 million, or 42.2%, from fiscal 2022, primarily as a result of a return to more normalized demand from the historic pandemic-related demand that lasted from March 2020 through the beginning of fiscal 2022 as competing products became more available through the replenishment of depleted channel inventory, partially offset by net sales generated from increased shipments of new products, which represented 26.8% of sales in the period, combined with one price increase of 5% on select products. Handgun unit shipments into the sporting goods channel decreased 48.4% from fiscal 2022, while overall consumer demand decreased 3.3%, (as indicated by adjusted background checks for handguns reported to the National Instant Criminal Background Check System, or NICS). In addition, during the fiscal year, handgun inventory in our distribution channel declined by 44.4%, which negatively impacted our net sales.

Sales of our long guns decreased $115.2 million, or 60.8%, from fiscal 2022. Similar to handgun sales, this decrease was primarily a result of lower demand for the majority of our long gun products as competing products became more available through the replenishment of depleted channel inventory, partially offset by increased shipments of new products in the fiscal year, which represented 36.3% of sales in the period. Unit shipments into the sporting goods channel decreased 59.9% from fiscal 2022, while overall consumer demand for long guns decreased 5.9%, as indicated by NICS. In addition, during the fiscal year, long gun inventory in our distribution channel declined by 49.6%, which negatively impacted our net sales.

We believe that overall firearm demand remains healthy, as indicated by NICS data, but has normalized from the surge levels we experienced during much of calendar years 2020 and 2021. We believe our comparable shipments year over year underperformed in comparison to NICS primarily because of an over-replenishment of our channel inventory during the first three quarters of fiscal 2022, at which time channel inventory peaked, and which led to our distribution partners actively seeking to reduce inventory of our products during fiscal 2023.

Other products and services sales decreased $6.1 million, or 12.1%, from fiscal 2022, primarily because of decreased sales of component parts and business-to-business sales, partially offset by increased sales of handcuffs.

New products, defined as any new SKU not shipped in the prior year, represented 25.8% of net sales for the 12 months ended April 30, 2023 and included three new pistols, one new modern sporting rifle, and many new product line extensions.

Gross margin for fiscal 2023 decreased by 11.1% from the prior fiscal year, primarily because of a combination of reduced sales volumes across nearly all product lines, the impact of inflation on raw material and finished parts, which increased approximately 9.6% over the prior year, the impact of inflation on labor costs, particularly as it relates to entry level positions, unfavorable fixed-cost absorption due to lower production volume, and expenses related to employee severance, partially offset by decreased compensation costs and favorable inventory valuation adjustments caused by amortization of variance capitalization offset by an increase in excess and obsolescence reserves. We generally attempt to mitigate inflationary impacts with price increases, when and where possible, based on market dynamics, and process improvements, although our ability to utilize process improvements in recent periods has been constrained by factors related to the Relocation.

Our inventory levels increased $40.5 million during fiscal 2023, as we slowly ramped down production to minimize impact to our employees and suppliers while replenishing stock to provide our customers with a more robust selection of inventory and position ourselves for potential increases in consumer demand and plan for the Relocation. During the second half of fiscal 2023, our inventory balances decreased $16.3 million. While inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results, it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors, including seasonality, new product introductions, news events, political events, and consumer tastes. We expect our inventories to remain elevated as we begin our transition to our new facility in Maryville.

A discussion of our results of net sales and gross profit for fiscal 2022 compared to fiscal 2021 is included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal 2022, filed with the SEC on June 23, 2022.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the fiscal years ended April 30, 2023, 2022, and 2021 (dollars in thousands):

	2023	2022	$ Change	% Change	2021
Research and development	$7,550	$7,262	$288	4.0%	$7,480
Selling, marketing, and distribution	36,976	43,156	(6,180)	-14.3%	42,603
General and administrative	61,604	72,493	(10,889)	-15.0%	79,268
Total operating expenses	$106,130	$122,911	$(16,781)	-13.7%	$129,351
% of net sales	22.1%	14.2%			12.2%

Fiscal 2023 Operating Expenses Compared with Fiscal 2022

Operating expenses decreased $16.8 million from the prior fiscal year. Research and development expenses increased $288,000, primarily because of increased new product development costs, partially offset by decreased compensation-related costs. Selling, marketing, and distribution expenses decreased $6.2 million, primarily as a result of decreased compensation-related expenses, decreased co-op advertising expenses, decreased advertising costs, and decreased freight costs due to lower shipments, partially offset by increased spending on targeted customer promotions. General and administrative expenses decreased $10.9 million, primarily because of a decrease of $5.3 million in profit sharing expense, decreased profit-related compensation costs, lower costs associated with the Relocation, decreased legal-related expenses, and decreased bad debt expense, partially offset by increased travel and entertainment expenses. Fiscal 2023 general and administrative expenses were reduced by sublease income of $1.8 million, of which $1.6 million was reported in other income/(expense) in fiscal 2022.

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

Operating Income from Operations

The following table sets forth certain information regarding operating income for the fiscal years ended April 30, 2023, 2022, and 2021 (dollars in thousands):

	2023	2022	$ Change	% Change	2021
Operating income from operations	$48,407	$251,653	$(203,246)	-80.8%	$319,632
% of net sales (operating margin)	10.1%	29.1%			30.2%

Fiscal 2023 Operating Income from Operations Compared with Fiscal 2022

Operating income from operations for fiscal 2023 decreased $203.2 million, or 80.8%, from the prior fiscal year, primarily because of reduced sales volumes across nearly all product lines, unfavorable fixed-cost absorption, and increased spending on targeted customer promotions, partially offset by decreased profit sharing expense, decreased profit-related compensation costs, lower costs associated with the Relocation, decreased legal-related expenses, decreased bad debt expense, favorable inventory valuation adjustments, and the change in classification of rental income.

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

Other Income

The following table sets forth certain information regarding operating income for the fiscal years ended April 30, 2023, 2022, and 2021 (dollars in thousands):

	2023	2022	$ Change	% Change	2021
Other income	$150	$2,868	$(2,718)	-94.8%	$2,252

Other income for fiscal 2023 decreased $2.7 million, or 94.8%, from the prior fiscal year, primarily as a result of the reclassification of sublease income to general and administrative expenses and interest expense, as applicable, in the current fiscal year.

Interest (Expense)

The following table sets forth certain information regarding interest expense for the fiscal years ended April 30, 2023, 2022, and 2021 (dollars in thousands):

	2023	2022	$ Change	% Change	2021
Interest expense	$(331)	$(2,135)	$(1,804)	-84.5%	$(3,919)

Interest expense decreased by $1.8 million, or 84.5%, from the prior fiscal year primarily as a result of the reclassification of interest income on the sublease from other income combined with higher average interest rates paid on cash on deposit.

Income Tax Expense

The following table sets forth certain information regarding income tax expense for the fiscal years ended April 30, 2023, 2022, and 2021 (dollars in thousands):

	2023	2022	$ Change	% Change	2021
Income tax expense	$11,350	$57,892	$(46,542)	-80.4%	$74,394
% of income from operations (effective tax rate)	23.5%	22.9%		0.6%	23.4%

We recorded income tax expense of $11.4 million for fiscal 2023, $46.5 million lower than the prior fiscal year, primarily because of decreased profitability. The effective tax rates were 23.5% and 22.9% for fiscal 2023 and 2022, respectively.

We recorded income tax expense of $57.9 million for fiscal 2022, $16.5 million lower than the prior fiscal year, primarily because of decreased profitability. The effective tax rates were 22.9% and 23.4% for fiscal 2022 and 2021, respectively.

Net Income

The following table sets forth certain information regarding net income and the related per share data for the fiscal years ended April 30, 2023, 2022, and 2021 (dollars in thousands, except per share data):

	2023	2022	$ Change	% Change	2021
Net income	$36,876	$194,494	$(157,618)	-81.0%	$243,571
Net income per share
Basic	$0.80	$4.12	$(3.32)	-80.6%	$4.46
Diluted	$0.80	$4.08	$(3.28)	-80.4%	$4.40

Fiscal 2023 Net Income Compared with Fiscal 2022

Net income decreased $157.6 million, or $3.32 per diluted share, from the prior fiscal year for reasons outlined above.

Fiscal 2022 Net Income Compared with Fiscal 2021

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

The following table sets forth certain cash flow information for the fiscal years ended April 30, 2023, 2022, and 2021 (dollars in thousands):

	2023	2022	$ Change	% Change	2021
Operating activities	$16,732	$137,814	$(121,082)	-87.9%	$317,260
Investing activities	(89,781)	(24,116)	(65,665)	-272.3%	(22,261)
Financing activities	5,877	(105,987)	111,864	105.5%	(303,758)
Total cash flow	$(67,172)	$7,711	$(74,883)	-971.1%	$(8,759)

Operating Activities

Operating activities represent the principal source of our cash flow.

Cash provided by operating activities was $16.7 million in fiscal 2023, or $121.1 million lower than the prior fiscal year. Cash from operating activities was negatively impacted by a $157.7 million reduction in net income, partially offset by an incremental $17.7 million decrease in inventory and an incremental $18.4 million increase in accounts payable.

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

Investing Activities

Cash used in investing activities in fiscal 2023 was $89.8 million, or $65.7 million higher than fiscal 2022. We recorded capital expenditures of $89.6 million for fiscal 2023, $65.6 million higher than fiscal 2022. Capital expenditures relating to the Relocation were $73.2 million for fiscal 2023, of which $513,000 is capitalized interest. Excluding spending related to the Relocation, we currently expect to spend between $20.0 million and $25.0 million on capital expenditures in fiscal 2024.

Additionally, as it relates to the Relocation, we currently expect to spend between $70.0 million and $75.0 million on capital expenditures in fiscal 2024, of which $50.0 million to $55.0 million is expected for the construction of the facility.

Cash used in investing activities in fiscal 2022 was $24.1 million, or $1.9 million higher than fiscal 2021 primarily due to cash used for capital expenditures.

Financing Activities

Cash provided by financing activities was $5.9 million in fiscal 2023 compared with cash used of $106.0 million in fiscal 2022. Cash provided by financing activities during fiscal 2023 was primarily a result of $25.0 million of borrowings under our revolving line of credit, partially offset by $18.3 million in dividend distributions.

Cash used in financing activities was $106.0 million in fiscal 2022, or $197.8 million lower than fiscal 2021. Cash used in financing activities during fiscal 2022 primarily included $90.0 million of share repurchases and $15.0 million in dividend distributions.

Finance Lease – We are a party to a material finance lease, the Missouri Lease, which is a $46.2 million lease for our Missouri distribution center that has an effective interest rate of approximately 5.0% and is payable in 240 monthly installments through fiscal 2039. The building is pledged to secure the amounts outstanding. During fiscal 2023, we paid approximately $1.2 million in principal payments relating to the Missouri Lease. With the completion of the Separation, we entered into the Missouri Sublease. On July 16, 2022, we entered into an amendment to the Missouri Sublease, increasing the subleased space to 64.7% of the facility under the same terms as the Missouri Lease. On January 31, 2023, we entered into the Assignment and Assumption Agreement and the Amended and Restated Guaranty. We intend to terminate the Missouri Sublease on or around the effective date of the Assignment and Assumption Agreement. We recorded $2.3 million of income related to the Missouri Sublease, of which $1.1 million was recorded in general and administrative expenses and $1.2 million was recorded in interest income in our condensed consolidated statements of income.

Credit Facilities – We maintain an unsecured revolving line of credit with TD Bank, N.A. and other lenders, or the Lenders, which includes availability up to $100.0 million at any one time, or the Revolving Line. The revolving line provides for availability for general corporate purposes, with borrowings to bear interest at either the Base Rate or LIBOR rate, plus an applicable margin based on our consolidated leverage ratio, as of April 30, 2023. The credit agreement also provides a swingline facility in the maximum amount of $5.0 million at any one time (subject to availability under the revolving line). Each swingline loan bears interest at the Base Rate, plus an applicable margin based on our consolidated leverage ratio. In response to a Springing Lien Triggering Event (as defined in the credit agreement), we would be required to enter into certain documents that create in favor of TD Bank, N.A., as administrative agent, and the lenders party to such documents as legal, valid, and enforceable first priority lien on the collateral described therein. Subject to the satisfaction of certain terms and conditions described in the credit agreement, we have an option to increase the revolving line by an aggregate amount not exceeding $50.0 million. The revolving line matures on the earlier of August 24, 2025, or the date that is six months in advance of the earliest maturity of any permitted notes under the credit agreement.

On April 28, 2023, we entered into an amendment to our existing credit agreement to, among other things, replace LIBOR with SOFR as the interest rate benchmark and amend the definition of "Consolidated Fixed Charge Coverage Ratio" to exclude unfinanced capital expenditures in connection with the Relocation.

As of April 30, 2023, we had $25.0 million of borrowings outstanding on the Revolving Line, which bore interest at 6.62%, which was equal to the LIBOR rate plus an applicable margin.

The credit agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. We were in compliance with all debt covenants as of April 30, 2023.

Share Repurchase Programs – On March 2, 2021, our board of directors authorized the repurchase of $100.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until March 2022. Pursuant to this authorization, during fiscal 2021, we purchased 3,380,447 shares of our common stock for $60.0 million, utilizing cash on hand. During fiscal 2022, we completed this stock repurchase program by purchasing 1,967,420 of our common stock for $40.0 million, utilizing cash on hand. On June 15, 2021, our board of directors authorized the repurchase of an additional $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions, until August 2022. Pursuant to this authorization, during fiscal 2022, we completed this repurchase program by purchasing 2,788,152 shares of our common stock for $50.0 million, utilizing cash on hand. As of April 30, 2023, we had no authorized share repurchase programs. We did not purchase any shares of our common stock during fiscal 2023.

At April 30, 2023, we had $53.6 million in cash and cash equivalents on hand.

Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations for the next 12 months.

Our future capital requirements will depend on many factors, including net sales, the construction of the new facility in Maryville, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, and the costs to ensure access to adequate manufacturing capacity.

Inflation

During fiscal 2023, inflationary pressures resulted in increases in the cost of certain of the components, parts, raw materials, and other supplies necessary for the production of our products, as well as labor costs. We do not believe that inflation had a material impact on us during fiscal 2022 or 2021. We expect that there will be an increased impact from inflation during fiscal 2024.

Critical Accounting Estimates

Management's discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires that we make accounting estimates, judgments, and assumptions that can have a meaningful effect on the reporting of consolidated financial statements. See Note 2 — Significant Accounting Policies for additional information.

Critical accounting estimates are defined as those reflective of significant judgments, estimates, and uncertainties, which may result in materially different results under different assumptions and conditions. The Company believes the following are its critical accounting estimates:

Revenue Recognition

Description: We recognize revenue in accordance with the provisions of Accounting Standards Update, or ASU, Revenue from Contracts with Customers (Topic 606), which became effective for us on May 1, 2018. Generally, all performance obligations are satisfied and revenue is recognized when the risks and rewards of ownership have transferred to the customer, which is generally upon shipment but could be delayed until the receipt of customer acceptance.

Judgments and Uncertainties: In some instances, sales include multiple performance obligations. These may include sales promotion programs that entitle customers to receive rebates or free goods based upon their purchase of our products. The fulfillment of these free goods is our responsibility. We recognize revenue proportionally as each performance obligation is satisfied, based on the relative transaction price of each product. The net change in contract liabilities for a given period is reported as an increase or decrease to sales.

Our product sales are generally sold free on board, or FOB, shipping point and provide payment terms to most commercial customers ranging from 20 to 60 days of product shipment with a discount available in certain cases for early payment. In some instances, we may provide longer payment terms. We do not consider these extended terms to be a significant financing component of the contract because the payment terms are always less than one year. In all cases, we consider our costs related to shipping and handling to be a cost of fulfilling the contract with the customer.

Sensitivity of Estimate to Change: The liability relating to performance obligations is based on the estimated level of participation in the sales promotional program and the timing of the shipment of all products included in the promotional program. For contracts with discounted terms, we determine the transaction price upon establishment of the contract that contains the final terms of the sale, including the description, quantity, and price of each product purchased. We estimate variable consideration relative to the amount of cash discounts to which customers are likely to be entitled.

Valuation of Goodwill, Long-lived Tangible, and Intangible Assets

Description: We evaluate the recoverability of long-lived assets, or asset groups, whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. When such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the assets, such carrying values are reduced to fair value and this adjusted carrying value becomes the asset’s new cost basis. We determine fair value primarily using future anticipated cash flows that are directly associated with and are expected to arise as a direct result of the use and eventual disposition of the asset, or asset group, discounted using an interest rate commensurate with the risk involved.

Judgments and Uncertainties: Determining whether impairment indicators exist and estimating the fair value of our goodwill, tangible and intangible assets requires significant judgment. Estimating the fair value of goodwill requires management to make assumptions and projections of future cash flows, revenues, earnings, discount rates, long term growth rates, and other factors.

Sensitivity of Estimate to Change: The assumptions used to assess impairment consider historical trends, macroeconomic conditions, and projections consistent with our operating strategy. Changes in these estimates can have a significant impact on the assessment of fair value which could result in material impairment losses.

Inventories

Description: We value inventories at the lower of cost, using the first-in, first-out, or FIFO, method, or net realizable value.

Judgments and Uncertainties: An allowance for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory, past history, and expected future usage.

Sensitivity of Estimate to Change: The assumptions used to assess inventory valuation consider historical activity. Changes in these estimates can have a significant impact on the assessment of excess and obsolete inventory, which could result in material losses.

Warranty

Description: We generally provide a limited one-year warranty and a lifetime service policy to the original purchaser of our new firearm products. We will also repair or replace certain products or parts found to be defective under normal use and service with an item of equivalent value, at our option, without charge during the warranty period. We provide for estimated warranty obligations in the period in which we recognize the related revenue.

Judgments and Uncertainties: We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We adjust accruals as warranty claims data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize could be adversely impacted.

Sensitivity of Estimate to Change: The assumptions used to assess warranty consider historical trends. Changes in these estimates can have a significant impact on the assessment of warranty, which could result in material losses.

Relocation

Description: As part of the Relocation, we offered a severance and relocation package to every affected employee. The severance was, in part, based on the employee's service term, job function, and classification status, and required the employee to remain active and in good standing through their relocation date.

Judgments and Uncertainties: In accounting for severance and relocation costs, management must make a variety of assumptions and estimates, including, but not limited to, the number of employees that will meet all of the requirements to receive the severance and relocation package, the number of those employees that will be electing to relocate versus opt for severance, and the potential cost of self-insured benefits that may be incurred during any potential severance period. We consider current facts when determining these estimates.

Sensitivity of Estimate to Change: The liabilities relating to severance and relocation obligations is based on the number of employees affected by the Relocation, the number of employees that have decided to relocate, the estimated cost of benefits during the severance period, and the employees' terms of service and rates of pay as of the fiscal year end. Changes in these assumptions can have a significant impact on the estimate of these liabilities.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to the variable interest rate associated with our credit agreement, which consists of a $100.0 million revolving line of credit that bears interest at a variable rate equal to LIBOR or prime, at our election, plus an applicable margin based on our consolidated leverage ratio. For more information regarding our financing arrangements, see Note 5 — Notes, Loans Payable, and Financing Arrangements. As of April 30, 2023, we had $25.0 million of borrowings outstanding on the Revolving Line, which bore an interest rate of 6.62%, which is equal to the LIBOR rate plus an applicable margin. On April 28, 2023, we entered into an amendment to our existing credit agreement to, among other things, replace LIBOR with SOFR as the interest rate benchmark and amend the definition of "Consolidated Fixed Charge Coverage Ratio" to exclude unfinanced capital expenditures in connection with the Relocation.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of April 30, 2023, the end of the period covered by this Annual Report on Form-10-K. Based on that evaluation, we have concluded that, as of the end of the period covered by this Annual Report on Form-10-K, our disclosure controls and procedures were effective to provide such reasonable assurance.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on that evaluation, management believes that our internal control over financial reporting was effective as of April 30, 2023.

The effectiveness of our internal control over financial reporting as of April 30, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which also audited our consolidated financial statements for fiscal 2023. Deloitte & Touche LLP's report on our internal control over financial reporting is included herein.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders.

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
(b)
Exhibits

Exhibit Number	Exhibit

2.13***	Separation and Distribution Agreement, dated as of August 21, 2020, by and between the Registrant and American Outdoor Brands, Inc. (1)

3.1	Amended and Restated Bylaws (2)

3.4	Second Amended and Restated Articles of Incorporation (3)

3.9	Certificate of Withdrawal of Certificate of Designation (4)

4.1	Form of Common Stock Certificate (5)

4.2	Description of Securities (13)

10.51**	Agreement with Respect to Defense of Smith & Wesson: Firearms Litigation, dated as of November 11, 2004 (6)

10.107*	Smith & Wesson Brands, Inc. Executive Severance Pay Plan (8)

10.108*	Adoption Agreement to the Smith & Wesson Nonqualified Supplemental Deferred Compensation Plan (9)

10.109*	Smith & Wesson Nonqualified Supplemental Deferred Compensation Plan Document (9)

10.110(a)*	2013 Incentive Stock Plan (10)

10.110(b)*	2022 Incentive Stock Plan (11)

10.111(b)*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2015 (12)

10.111(c)*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2020 (13)

10.111(d)*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2022 Incentive Stock Plan for awards made beginning in April 2023

10.112(b)*	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made in 2020 (13)

10.112(c)*	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in 2021 (13)

10.112(d)*	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2022 Incentive Stock Plan for awards made beginning in 2023

10.114(a)	Lease Agreement, dated October 26, 2017, by and between Ryan Boone County, LLC and Smith & Wesson Corp. (14)

10.114(b)	Assignment and Assumption of Lease Agreement, dated January 31, 2023, between Smith & Wesson Sales Company and American Outdoor Brands, Inc. (15)

10.115(a)	Guaranty, dated October 26, 2017, entered into by the Registrant (14)

10.115(b)	Amended and Restated Guaranty, dated January 31, 2023 (15)

10.119*	Employment Agreement, executed April 4, 2020 and effective as of January 15, 2020, by and between Mark P. Smith and the Registrant (16)

10.121	Transition Services Agreement dated as of August 21, 2020, by and between the Registrant and American Outdoor Brands, Inc (1)

10.122	Tax Matters Agreement, dated as of August 21, 2020, by and between the Registrant and American Outdoor Brands, Inc. (1)

10.123	Employee Matters Agreement, dated as of August 21, 2020, by and between the Registrant and American Outdoor Brands, Inc. (1)
10.124***	Trademark License Agreement, dated as of August 24, 2020, by and between Smith & Wesson Inc. and AOB Products Company (1)
10.125***	Sublease, dated as of August 24, 2020, by and between the Smith & Wesson Sales Company and American Outdoor Brands, Inc. (1)
10.126***	Supply Agreement, dated as of August 22, 2022, by and between Crimson Trace Corporation, as Supplier, and Smith & Wesson Inc.
10.127***	Supply Agreement, dated as of August 22, 2022, by and between AOB Products Company, as Supplier, and Smith & Wesson Inc.

10.128(a)***	Amended and Restated Credit Agreement, dated as of August 24, 2020, by and among the Registrant, Smith & Wesson Sales Company, Smith & Wesson, Inc., the Guarantors, the Lenders, and TD Bank, N.A. (1)

10.128(b)***	First Amendment to Amended and Restated Credit Agreement, dated as of April 28, 2023 (17)

10.129*	Separation and Release Agreement, dated as of May 24, 2021, by and between Robert J. Cicero and the Registrant (18)

10.130

Project Agreement, dated September 30, 2021, by and among The Industrial Development Board of Blount County and the cities of Alcoa and Maryville, Tennessee, a public, nonprofit corporation organized and existing under the laws of the State of Tennessee and the Registrant (19)

10.131*	2021 Employee Stock Purchase Plan (20)

10.132***	Standard Design-Build Agreement and General Conditions, dated February 2, 2023, between Smith & Wesson Brands, Inc and The Christman Company (portions of the exhibit have been omitted) (15)

10.133*

Form of Indemnity Agreement entered into with the following directors and executive officers: as of August 9, 2022 with Anita D. Britt, Fred M. Diaz, Kevin A. Maxwell, Deana L. McPherson, Barry M. Monheit, and Robert L. Scott; as of August 15, 2022 with Michael F. Golden; as of August 24, 2022 with Susan J. Cupero; as of August 25, 2022 with Denis G. Suggs and Mark P. Smith; and as of September 5, 2022 with John B. Furman (7)

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
(2)
Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 3, 2023.
(3)
Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on April 12, 2019.
(4)
Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 1, 2013.
(5)
Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 19, 2020.
(6)
Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on March 10, 2005.
(7)
Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on September 8, 2022.
(8)
Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 9, 2020.
(9)
Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 20, 2013.

(10)
Incorporated by reference to the Registrant’s Form S-8 filed with the SEC on December 20, 2013.
(11)
Incorporated by reference to Appendix A of the Registrant's Proxy Statement filed with the SEC on August 3, 2022.
(12)
Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 22, 2015.
(13)
Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 17, 2021.
(14)
Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 31, 2017.
(15)
Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 3, 2023.
(16)
Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on April 9, 2020.
(17)
Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 2, 2023.
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

Date: June 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Mark P. Smith	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 22, 2023
Mark P. Smith

/s/ Deana L. McPherson	Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary (Principal Financial and Accounting Officer)	June 22, 2023
Deana L. McPherson

/s/ Robert L. Scott	Chairman of the Board	June 22, 2023
Robert L. Scott

/s/ Anita D. Britt	Director	June 22, 2023
Anita D. Britt

/s/ Fred M. Diaz	Director	June 22, 2023
Fred M. Diaz

/s/ John B. Furman	Director	June 22, 2023
John B. Furman

/s/ Barry M. Monheit	Director	June 22, 2023
Barry M. Monheit

/s/ Denis G. Suggs	Director	June 22, 2023
Denis G. Suggs

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Smith & Wesson Brands, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Smith & Wesson Brands, Inc. and subsidiaries (the "Company") as of April 30, 2023 and 2022, the related consolidated statements of income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended April 30, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Property, Plant, and Equipment – Evaluation of Impairment as a result of the Relocation (Refer to Notes 4 and 16)

Critical Audit Matter Description

On September 30, 2021, the Company announced their plan to move their headquarters and significant elements of its operations to Maryville in 2023, or the Relocation. As part of the Relocation, the Company intends to vacate and sublease their Missouri distribution facility. In addition, at or near the conclusion of its Deep River building lease in May 2024, the Company intends to relocate a portion of its plastic injection molding operations to Maryville and will evaluate selling the remaining molding operations utilized in their Connecticut operations to a third party.

We identified accounting implications of the Relocation as a critical audit matter because it is an impairment indictor for Property, Plant, and Equipment, including right of use assets because of the significant assumptions and judgments management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts may not be recoverable. This required a high degree of auditor judgment when performing audit procedures to evaluate whether management appropriately identified impairment indicators and determined the recoverability of the assets.

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
•
We evaluated management’s impairment analysis by:
•
Reviewing contracts including the assignment and assumption agreement to determine potential impairment indicators and compare those with management’s identified indicators and analysis.
•
Inspecting Board of Director’s minutes to determine Management’s plans including determination of Property, Plant, and Equipment to be relocated or sold.
•
Evaluating the recoverability of the right of use asset by taking into consideration the anticipated future cash flows of the sublease.
•
Obtaining written representations from Management regarding Management’s plans and assumptions used in their impairment analysis.

Operating Expenses - Determination of Applicable Severance Charges as a result of the Relocation (Refer to Note 17)

Critical Audit Matter Description

On September 30, 2021, the Company announced their plan to move their headquarters and significant elements of its operations to Maryville in 2023, or the Relocation. As part of the Relocation, the Company intends to vacate and sublease their Missouri distribution facility. In addition, at or near the conclusion of its Deep River building lease in May 2024, the Company intends to relocate a portion of their plastic injection molding operations to Maryville and will evaluate selling the remaining molding operations utilized in their Connecticut operations to a third party.

We identified the accounting for the Company’s severance and relocation package as a critical audit matter because of the high degree of auditor judgment when performing audit procedures to evaluate the assumptions and judgments management utilized in determining its obligation.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for applicable severance charges to Operating Expenses included the following, among others:

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

June 22, 2023

We have served as the Company's auditor since 2014.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of:
	April 30, 2023	April 30, 2022
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$53,556	$120,728
Accounts receivable, net of allowances for credit losses of $23 on April 30, 2023 and $36 on April 30, 2022	55,153	62,695
Inventories	177,118	136,660
Prepaid expenses and other current assets	4,917	5,569
Income tax receivable	1,176	1,945
Total current assets	291,920	327,597
Property, plant, and equipment, net	210,330	135,591
Intangibles, net	3,588	3,608
Goodwill	19,024	19,024
Deferred income taxes	8,085	1,221
Other assets	8,347	10,435
Total assets	$541,294	$497,476
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,795	$30,042
Accrued expenses and deferred revenue	20,149	23,482
Accrued payroll and incentives	18,565	17,371
Accrued income taxes	1,831	2,673
Accrued profit sharing	8,203	13,543
Accrued warranty	1,670	1,838
Total current liabilities	87,213	88,949
Notes and loans payable (Note 5)	24,790	—
Finance lease payable, net of current portion	36,961	37,628
Other non-current liabilities	7,707	10,385
Total liabilities	156,671	136,962
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 75,029,300 issued and 45,988,930 shares outstanding on April 30, 2023 and 74,641,439 shares issued and 45,601,069 shares outstanding on April 30, 2022	75	75
Additional paid-in capital	283,666	278,101
Retained earnings	523,184	504,640
Accumulated other comprehensive income	73	73
Treasury stock, at cost (29,040,370 shares on April 30, 2023 and April 30, 2022)	(422,375)	(422,375)
Total stockholders’ equity	384,623	360,514
Total liabilities and stockholders' equity	$541,294	$497,476

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended April 30,
	2023	2022	2021
	(In thousands, except per share data)
Net sales	$479,242	$864,126	$1,059,195
Cost of sales	324,705	489,562	610,212
Gross profit	154,537	374,564	448,983
Operating expenses:
Research and development	7,550	7,262	7,480
Selling, marketing, and distribution	36,976	43,156	42,603
General and administrative	61,604	72,493	79,268
Total operating expenses	106,130	122,911	129,351
Operating income from continuing operations	48,407	251,653	319,632
Other income/(expense), net:
Other income/(expense), net	150	2,868	2,252
Interest expense, net	(331)	(2,135)	(3,919)
Total other income/(expense), net	(181)	733	(1,667)
Income from continuing operations before income taxes	48,226	252,386	317,965
Income tax expense	11,350	57,892	74,394
Income from continuing operations	36,876	194,494	243,571
Discontinued operations:
Income from discontinued operations, net of tax	—	—	8,478
Net income	$36,876	$194,494	$252,049
Net income per share:
Basic - continuing operations	$0.80	$4.12	$4.46
Basic - net income	$0.80	$4.12	$4.62
Diluted - continuing operations	$0.80	$4.08	$4.40
Diluted - net income	$0.80	$4.08	$4.55
Weighted average number of common shares outstanding:
Basic	45,844	47,227	54,613
Diluted	46,170	47,728	55,352

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at April 30, 2020	73,527	$74	$267,630	$341,716	$73	18,167	$(222,375)	$387,118
Proceeds from exercise of employee stock options	201	—	1,540	—	—	—	—	1,540
Stock-based compensation - continuing operations	—	—	4,706	—	—	—	—	4,706
Stock-based compensation - discontinued operations			184					184
Shares issued under employee stock purchase plan	205	—	1,614	—	—	—	—	1,614
Issuance of common stock under restricted stock unit awards, net of shares surrendered	289	—	(2,243)	—	—	—	—	(2,243)
Repurchase of treasury stock	—	—	—	—	—	6,118	(110,000)	(110,000)
Dividends issued	—	—	—	(8,223)	—	—	—	(8,223)
Spin-off of outdoor products and accessories business	—	—	—	(260,361)	—	—	—	(260,361)
Net income	—	—	—	252,049	—	—	—	252,049
Balance at April 30, 2021	74,222	$74	$273,431	$325,181	$73	24,285	$(332,375)	$266,384
Stock-based compensation	—	—	4,536	—	—	—	—	4,536
Shares issued under employee stock purchase plan	129	—	1,719	—	—	—	—	1,719
Issuance of common stock under restricted stock unit awards, net of shares surrendered	290	1	(1,585)	—	—	—	—	(1,584)
Repurchase of treasury stock	—	—	—	—	—	4,755	(90,000)	(90,000)
Dividends issued	—	—	—	(15,035)	—	—	—	(15,035)
Net income	—	—	—	194,494	—	—	—	194,494
Balance at April 30, 2022	74,641	$75	$278,101	$504,640	$73	29,040	$(422,375)	$360,514
Stock-based compensation	—	—	5,102	—	—	—	—	5,102
Shares issued under employee stock purchase plan	175	—	1,528	—	—	—	—	1,528
Issuance of common stock under restricted stock unit awards, net of shares surrendered	213	—	(1,065)	—	—	—	—	(1,065)
Dividends issued	—	—	—	(18,333)	—	—	—	(18,333)
Net income	—	—	—	36,876	—	—	—	36,876
Balance at April 30, 2023	75,029	$75	$283,666	$523,184	$73	29,040	$(422,375)	$384,623

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended April 30,
	2023	2022	2021
	(In thousands)
Cash flows from operating activities:
Income from continuing operations	$36,876	$194,494	$243,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,436	30,073	31,575
(Gain)/loss on sale/disposition of assets	(55)	625	154
Provision for (recoveries)/losses on notes and accounts receivable	(27)	689	(739)
Impairment of long-lived tangible assets	—	86	—
Deferred income taxes	(6,864)	(2,125)	447
Stock-based compensation expense	5,102	4,536	4,706
Changes in operating assets and liabilities:
Accounts receivable	7,569	4,058	(5,824)
Inventories	(40,458)	(58,183)	25,264
Prepaid expenses and other current assets	653	2,839	(852)
Income taxes	(74)	480	(3,643)
Accounts payable	(8,606)	(26,957)	25,540
Accrued payroll and incentives	1,194	(10)	4,933
Accrued profit sharing	(5,340)	(902)	12,248
Accrued expenses and deferred revenue	(3,618)	(9,725)	(24,633)
Accrued warranty	(168)	(361)	(1,098)
Other assets	1,789	2,561	1,579
Other non-current liabilities	(2,677)	(4,364)	4,032
Cash provided by operating activities - continuing operations	16,732	137,814	317,260
Cash used in operating activities - discontinued operations	—	—	(1,926)
Net cash provided by operating activities	16,732	137,814	315,334
Cash flows from investing activities:
Refunds on machinery and equipment	—	—	310
Payments to acquire patents and software	(334)	(283)	(632)
Proceeds from sale of property and equipment	118	139	113
Payments to acquire property and equipment	(89,565)	(23,972)	(22,052)
Cash used in investing activities - continuing operations	(89,781)	(24,116)	(22,261)
Cash used in investing activities - discontinued operations	—	—	(1,143)
Net cash used in investing activities	(89,781)	(24,116)	(23,404)
Cash flows from financing activities:
Proceeds from loans and notes payable	25,000	—	25,000
Cash paid for debt issuance costs	—	—	(450)
Payments on finance lease obligation	(1,253)	(1,087)	(996)
Payments on notes and loans payable	—	—	(185,000)
Distribution to discontinued operations	—	—	(25,000)
Payments to acquire treasury stock	—	(90,000)	(110,000)
Dividend distribution	(18,333)	(15,035)	(8,223)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	1,528	1,719	3,154
Payment of employee withholding tax related to restricted stock units	(1,065)	(1,584)	(2,243)
Cash provided by/(used in) financing activities - continuing operations	5,877	(105,987)	(303,758)
Cash used in financing activities - discontinued operations	—	—	(166)
Net cash provided by/(used in) financing activities	5,877	(105,987)	(303,924)
Net (decrease)/increase in cash and cash equivalents	(67,172)	7,711	(11,994)
Cash and cash equivalents, beginning of period	120,728	113,017	125,011
Cash and cash equivalents, end of period	$53,556	$120,728	$113,017
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$2,148	$2,219	$3,306
Income taxes	$18,208	$59,183	$80,874

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Year Ended April 30,
	2023	2022	2021
	(In thousands)
Purchases of property and equipment included in accounts payable	$15,767	$408	$746
Machinery and equipment on deposit placed into service	—	—	1,855
Capital lease included in accrued expenses and finance lease payable	767	—	—

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

We are one of the world’s leading manufacturers and designers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles), handcuffs, firearm suppressors, and other firearm-related products for sale to a wide variety of customers, including firearm enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our products under the Smith & Wesson, M&P, and Gemtech brands. We manufacture our products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut. We also sell our manufacturing services to other businesses to attempt to level-load our factories. We sell those services under our Smith & Wesson and Smith & Wesson Precision Components brands. We plan to move our headquarters and certain of our manufacturing operations to a new facility being constructed in Maryville. See Note 16 — Commitments and Contingencies, for more information regarding this plan.

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

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Smith & Wesson Brands, Inc. and its wholly owned subsidiaries, including Smith & Wesson Inc., Smith & Wesson Sales Company, and SWPC Plastics, LLC. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at April 30, 2023 and 2022 and for the periods presented, have been included. All intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments — Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments not held for trading purposes, approximate the carrying values of such amounts because of their short-term nature or market rates of interest.

Cash and Cash Equivalents — We consider all highly liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts. As of April 30, 2023, all of our accounts exceeded federally insured limits.

Financial Instruments — We account for derivative instruments under Accounting Standards Codification (“ASC”) 815-10, Fair Value Measurements and Disclosure Topic, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires us to recognize these instruments as either assets or liabilities on the balance sheet and measure them at fair value. As of April 30, 2023, we did not have any derivative instruments or any Level 2 or Level 3 financial instruments within the hierarchy. See Note 5 – Notes, Loans Payable, and Financing Arrangements for more information regarding our financial instruments.

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

For fiscal 2023, two of our customers each accounted for more than 10% of our net sales, totaling 22.8% of our net sales. As of April 30, 2023, three of our customers each accounted for more than 10% of our accounts receivable, for a total of 39.4%. For fiscal 2022, one customer accounted for 16.9% of our net sales. As of April 30, 2022, two of our customers each accounted for more than 10% of our accounts receivable, for a total of 36.8%. For fiscal 2021, four of our customers each accounted for more than 10% of our net sales, totaling 45.0% of our net sales. As of April 30, 2021, two of these customers each accounted for more than 10% of our accounts receivable, for a total of 28.4%.

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

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per common share (in thousands, except per share data):

	For the Year Ended April 30,
	2023	2022	2021
Net income
Income from continuing operations	$36,876	$194,494	$243,571
Income from discontinued operations	—	—	8,478
Net income	$36,876	$194,494	$252,049
Weighted average shares outstanding — Basic	45,844	47,227	54,613
Effect of dilutive stock awards	326	501	739
Weighted average shares outstanding — Diluted	46,170	47,728	55,352
Earnings per share — Basic
Income from continuing operations	$0.80	$4.12	$4.46
Income from discontinued operations	—	—	$0.16
Net income	$0.80	$4.12	$4.62
Earnings per share — Diluted
Income from continuing operations	$0.80	$4.08	$4.40
Income from discontinued operations	—	—	$0.15
Net income	$0.80	$4.08	$4.55

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For fiscal 2023, 2022, and 2021, the number of shares excluded from the computation of diluted earnings per share was 30,307, 43,530, and 9,301, respectively, because the effect would be antidilutive.

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

We review the fair value of our goodwill based on financial performance annually. As of our last valuation date, February 1, 2023, we had $19.0 million of goodwill and its fair value significantly exceeded its carrying value, based on EBITDAS, cashflow, and market capitalization. Our assumptions related to the development of fair value could deviate materially from actual results and forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our financial results of operations.

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

From time to time, we have experienced certain manufacturing and design issues with respect to some of our firearms and have initiated some product recalls and safety alerts. In October 2021, we initiated a safety recall for M&P 12 shotguns manufactured prior to October 15, 2021 as a result of two field reports related to cracked barrels. This safety recall was limited to only M&P 12 shotguns manufactured prior to October 15, 2021 and was conducted to ensure there were no barrel anomalies or conditions that might adversely affect the safety, function, or performance of these shotguns. The remaining estimated cost of all recalls, safety alerts, and consumer advisories is $40,000, which is recorded in accrued warranty on our consolidated balance sheet as of April 30, 2023. The remaining balance relates to a general accrual related to standard warranty costs for products shipped in the ordinary course of business.

Warranty expense for the fiscal years ended April 30, 2023, 2022, and 2021 amounted to $1.5 million, $1.9 million, and $5.2 million, respectively.

The following table sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the fiscal years ended April 30, 2023, 2022, and 2021 (in thousands):

Balance as of April 30, 2021	$5,693
Warranties issued and adjustments to provisions	1,910
Warranty claims	(2,730)
Balance as of April 30, 2022	4,873
Warranties issued and adjustments to provisions	1,496
Warranty claims	(2,364)
Balance as of April 30, 2023	$4,005

Sales and Promotional Related Expenses — We present product sales in our consolidated financial statements, net of customer promotional program costs that depend upon the volume of sales. For promotional program costs that do not depend on the volume of sales, we record promotional costs in cost of goods sold. The total of all our promotional programs amounted to $10.2 million, $6.6 million, and $10.5 million for the fiscal years ended April 30, 2023, 2022, and 2021, respectively. We have a co-op advertising program at the retail level. We expensed sales and promotional related costs amounting to $2.7 million, $4.3 million, and $15.2 million for fiscal 2023, 2022, and 2021, respectively, as selling and marketing expenses.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Standards — There are no new accounting pronouncements that are expected to have a significant impact on our consolidated financial statements.
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

For further information relating to the Separation, please refer to our Annual Report on Form 10-K for fiscal year ended April 30, 2021, filed with the SEC on June 17, 2021.

The following table summarizes the major line items for the outdoor products and accessories business that are included in income from discontinued operations, net of tax, in the condensed consolidated statements of income:

	For the Year Ended April 30,
	2023	2022	2021
	(In thousands)
Net sales	$—	$—	$61,249
Cost of sales	—	—	27,147
Operating expenses	—	—	23,458
Other income/(expense), net	—	—	112
Income from discontinued operations before income taxes	—	—	10,756
Income tax expense/(benefit)	—	—	2,278
Income from discontinued operations, net of tax	$—	$—	8,478

4. Leases

We lease certain of our real estate, machinery, equipment, photocopiers, and vehicles under non-cancelable operating lease agreements.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts of assets and liabilities related to our operating and financing leases as of April 30, 2023 were as follows (in thousands):

	Balance Sheet Caption	April 30, 2023
Operating Leases
Right-of-use assets		$5,994
Accumulated amortization		(4,153)
Right-of-use assets, net	Other assets	$1,841

Current liabilities	Accrued expenses and deferred revenue	$1,274
Non-current liabilities	Other non-current liabilities	801
Total operating lease liabilities		$2,075
Finance Leases
Right-of-use assets		$41,631
Accumulated depreciation		(9,448)
Right-of-use assets, net	Property, plant, and equipment, net	$32,183

Current liabilities	Accrued expenses and deferred revenue	$1,434
Non-current liabilities	Finance lease payable, net of current portion	36,961
Total finance lease liabilities		$38,395

During fiscal 2023, we recorded $1.6 million of operating lease costs, of which $99,000 related to short-term leases that were not recorded as right-of-use assets. We recorded $2.2 million of finance lease amortization and $1.9 million of financing lease interest expense during fiscal 2023. As of April 30, 2023, our weighted average lease term and weighted average discount rate for our operating leases was 2.8 years and 4.3%, respectively. As of April 30, 2023, our weighted average lease term and weighted average discount rate for our financing leases were 15.3 years and 5.0%, respectively, and consisted primarily of our Missouri distribution center. The building is pledged to secure the amounts outstanding. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

On October 26, 2017, we entered into (a) a lease agreement with Ryan Boone County, LLC, or the Original Missouri Landlord, concerning certain real property located in Boone County, Missouri on which we have been operating our distribution center, or the Missouri Lease, and (b) a guaranty in favor of the Original Missouri Landlord, or the Guaranty. With the completion of the Separation, we entered into a sublease under which AOUT subleases from us 59.0% of our Missouri distribution center under the same terms as the Missouri Lease, or the Sublease. On July 16, 2022, we entered into an amendment to the Sublease, increasing the leased space to 64.7% of the facility under the same terms as the Missouri Lease. On January 31, 2023, we entered into (i) an assignment and assumption agreement with AOUT, pursuant to which AOUT will assume all of our rights, entitlement, and obligations in, to, and under the Missouri Lease, in each case effective on January 1, 2024, subject to a number of conditions precedent, or the Assignment and Assumption Agreement, and (ii) an amended and restated guaranty in favor of RCS-S&W Facility, LLC, as successor in interest to the Original Missouri Landlord, pursuant to which Smith & Wesson Sales Company was added as a guarantor, or the Amended and Restated Guaranty. We intend to terminate the Sublease on or around the effective date of the Assignment and Assumption Agreement. For the fiscal year April 30, 2023, income related to the Sublease was $2.3 million, of which $1.1 million was recorded in general and administrative expense and $1.2 million was recorded in interest expense, net, in our condensed consolidated statements of income. In addition, we intend to occupy our Deep River facility through the lease term. As of April 30, 2023, we do not believe there are any indications of impairment relating to these right-of-use assets.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents future expected undiscounted cashflows, based on the sublease agreement to AOUT, to be received on an annual basis for the next five years and thereafter, as of April 30, 2023 (in thousands):

Fiscal	Amount
2024	$2,435
2025	3,180
2026	3,235
2027	3,292
2028	3,350
Thereafter	38,906
Total future sublease receipts	54,398
Less amounts representing interest	(16,989)
Present value of sublease receipts	$37,409

Future lease payments for all our operating and finance leases for succeeding fiscal years is as follows (in thousands):

	Operating	Financing	Total
2024	$1,381	$3,323	$4,704
2025	324	3,378	3,702
2026	301	3,433	3,734
2027	272	3,490	3,762
2028	125	3,416	3,541
Thereafter	—	38,906	38,906
Total future lease payments	2,403	55,946	58,349
Less amounts representing interest	(328)	(17,551)	(17,879)
Present value of lease payments	2,075	38,395	40,470
Less current maturities of lease liabilities	(1,274)	(1,434)	(2,708)
Long-term maturities of lease liabilities	$801	$36,961	$37,762

During fiscal 2023, the cash paid for amounts included in the measurement of liabilities and operating cash flows was $4.8 million.

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

The Amended and Restated Credit Agreement provides for a revolving line of credit of $100.0 million at any one time, or the Revolving Line. The Revolving Line bears interest at either the Base Rate (as defined in the Amended and Restated Credit Agreement) or LIBOR rate, plus an applicable margin based on our consolidated leverage ratio. The Amended and Restated Credit Agreement also provides a swingline facility in the maximum amount of $5.0 million at any one time (subject to availability under the Revolving Line). Each Swingline Loan (as defined in the Amended and Restated Credit Agreement) bears interest at the Base Rate, plus an applicable margin based on our Adjusted Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement). Subject to the satisfaction of certain terms and conditions described in the Amended and Restated Credit Agreement, we have an option to increase the Revolving Line by an aggregate amount not exceeding $50.0 million. The Revolving Line matures on the earlier of August 24, 2025 or the date that is six months in advance of the earliest maturity of any Permitted Notes (as defined in the Amended and Restated Credit Agreement) under the Amended and Restated Credit

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement. On April 28, 2023, we entered into an amendment to our existing credit agreement to, among other things, replace LIBOR with SOFR as the interest rate benchmark and amend the definition of “Consolidated Fixed Charge Coverage Ration” to exclude unfinanced capital expenditures in connection with the Relocation.

As of April 30, 2023, we had $25.0 million of borrowings outstanding on the Revolving Line, which bore an interest rate of 6.62%, which is equal to the LIBOR rate plus an applicable margin. As a result of the Relocation, as of April 30, 2023, $513,000 of interest has been capitalized.

The Amended and Restated Credit Agreement contains customary limitations, including limitations on indebtedness, liens, fundamental changes to business or organizational structure, investments, loans, advances, guarantees, and acquisitions, asset sales, dividends, stock repurchases, stock redemptions, and the redemption or prepayment of other debt, and transactions with affiliates. We are also subject to financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of April 30, 2023, we were compliant with all required financial covenants.

Letters of Credit – At April 30, 2023, we had outstanding letters of credit aggregating $2.6 million, which included a $1.5 million letter of credit to collateralize our captive insurance company.

Debt Issuance Costs — During the fiscal years ended 2023 and 2022, we did not incur any debt issuance costs. We recorded, in notes payable, $450,000 of debt issuance costs during fiscal 2021. The remaining costs are being amortized to expense over the life of the credit facility. In total, we amortized $89,560, $89,560, and $890,553 to interest expense for all debt issuance costs in fiscal 2023, 2022, and 2021, respectively.

6. Net Sales

The following table sets forth the breakdown of net sales for the fiscal years ended April 30, 2023, 2022, and 2021 (in thousands):

	For the Years Ended April 30,
	2023	2022	2021
Handguns	$360,668	$624,219	$755,735
Long Guns	74,230	189,467	253,340
Other Products & Services	44,344	50,440	50,120
Total Net Sales	$479,242	$864,126	$1,059,195

We sell our products and services under our Smith & Wesson, Gemtech, and Smith & Wesson Precision Components brands. Depending upon the product or service, our customers primarily include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; businesses; and retailers.

We sell our products worldwide. The following table sets forth the breakdown of export net sales included in the above table. Our export net sales accounted for 4%, 3%, and 2% of total net sales for the fiscal years ended April 30, 2023, 2022, and 2021, respectively (in thousands):

	For the Years Ended April 30,
Region	2023	2022	2021
Europe	$6,569	$8,342	$5,742
Asia	5,411	3,899	7,255
Latin America	4,052	5,272	4,473
All others international	3,736	8,014	4,382
Total international net sales	$19,768	$25,527	$21,852

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Advertising Costs

We expense advertising costs, primarily consisting of magazine advertisements, printed materials, television advertisements, digital advertisements, radio advertisements, and billboards, either as incurred or upon the first occurrence of the advertising. Advertising expense, included in selling, marketing, and distribution expenses, for the fiscal years ended April 30, 2023, 2022, and 2021, amounted to $14.7 million, $17.5 million, and $12.5 million, respectively.

8. Property, Plant, and Equipment

The following table summarizes property, plant, and equipment as of April 30, 2023 and 2022 (in thousands):

	April 30, 2023	April 30, 2022
Machinery and equipment	$308,852	$299,318
Software and hardware	49,569	47,918
Building and improvements	40,131	38,552
Land and improvements	2,945	2,817
Right of use assets	41,631	40,986
	443,128	429,591
Less: Accumulated depreciation and amortization	(334,383)	(306,350)
	108,745	123,241
Construction in progress	101,585	12,350
Total property, plant, and equipment, net	$210,330	$135,591

Depreciation of tangible assets and amortization of software expense amounted to $31.0 million $29.5 million, and $30.1 million for the fiscal years ended April 30, 2023, 2022, and 2021, respectively.

The following table summarizes depreciation and amortization expense, which includes amortization of intangibles and debt financing costs, by line item for the fiscal years ended April 30, 2023, 2022, and 2021 (in thousands):

	For the Years Ended April 30,
	2023	2022	2021
Cost of sales	$22,205	$21,879	$21,026
Research and development	529	484	519
Selling, marketing, and distribution	1,524	509	533
General and administrative	7,088	7,111	8,606
Interest expense	90	90	891
Total depreciation and amortization	$31,436	$30,073	$31,575

9. Inventories

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or market, as of April 30, 2023 and 2022 (in thousands):

	April 30, 2023	April 30, 2022
Finished goods	$93,705	$58,460
Finished parts	65,460	62,187
Work in process	6,821	5,304
Raw material	11,132	10,709
Total inventories	$177,118	$136,660

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Accrued Expenses and Deferred Revenue

The following table sets forth other accrued expenses as of April 30, 2022 and 2021 (in thousands):

	April 30, 2023	April 30, 2022
Accrued other	$4,597	$3,959
Accrued taxes other than income	3,703	7,008
Accrued employee benefits	3,256	3,705
Accrued professional fees	2,596	1,997
Accrued rebates and promotions	1,649	1,243
Accrued distributor incentives	1,640	2,917
Current portion of finance lease obligation	1,434	1,158
Current portion of operating lease obligation	1,274	1,495
Total accrued expenses and deferred revenue	$20,149	$23,482

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $53.6 million and $120.7 million as of April 30, 2023 and 2022, respectively. The carrying value of our revolving line of credit approximated the fair value as of April, 30, 2023. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

We currently do not have any Level 2 or Level 3 financial assets or liabilities as of April 30, 2023.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Self-Insurance Reserves

As of April 30, 2023 and 2022, we had reserves for workers’ compensation, product liability, and medical/dental costs totaling $9.2 million and $8.7 million, respectively, of which $2.6 million and $3.1 million, respectively, was classified as other non-current liabilities. As of April 30, 2023 and 2022, $6.6 million and $5.6 million, respectively, were included in accrued expenses or accounts payable on the accompanying consolidated balance sheets. In addition, as of April 30, 2023 and 2022, $663,000 and $571,000, respectively, of workers’ compensation recoverable was classified as other assets. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates.

The following table summarizes the activity in the workers’ compensation, product liability, municipal liability, and medical/dental reserves in the fiscal years ended April 30, 2023 and 2022 (in thousands):

	For the Year Ended April 30,
	2023	2022
Beginning balance	$8,676	$9,469
Additional provision charged to expense	3,589	719
Payments	(3,026)	(1,512)
Ending balance	$9,239	$8,676

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability, workers’ compensation, and other matters when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable. As of April 30, 2023 and 2022, we had accrued reserves for product litigation liabilities of $4.3 million and $3.7 million, respectively (of which $568,000 and $895,000, respectively, was non-current), consisting entirely of expected legal defense costs. In addition, as of April 30, 2023, we did not record any receivables from insurance carriers related to these liabilities. Prior to fiscal 2023, we had recorded receivables from insurance carriers related to these liabilities of $1.9 million, nearly all of which has been classified as other assets.

13. Stockholders’ Equity

Treasury Stock

On March 2, 2021, our Board of Directors authorized the repurchase of $100.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions. During fiscal 2021, we purchased 3,380,447 shares of our common stock for $60.0 million under this authorization. During fiscal 2022, we completed this stock repurchase program by purchasing 1,967,420 of our common stock for $40.0 million, utilizing cash on hand. On June 15, 2021, our Board of Directors authorized the repurchase of an additional $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions. Pursuant to this authorization, during fiscal 2022, we completed this repurchase program by purchasing 2,788,152 shares of our common stock for $50.0 million, utilizing cash on hand. We did not purchase any shares of our common stock during fiscal 2023, and we do not have an authorized repurchase program as of April 30, 2023.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2022 Incentive Stock Plan authorizes the issuance of 1,000,000 shares, plus any shares that were reserved and remained available for grant and delivery under the 2013 Incentive Stock Plan as of September 12, 2022, the effective date of the 2022 Incentive Stock Plan. The 2022 Incentive Stock Plan permits the grant of options to acquire common stock, restricted stock awards, restricted stock units, or RSUs, stock appreciation rights, bonus stock and awards in lieu of obligations, performance awards, and dividend equivalents. Our Board of Directors, or a committee of our board, administers the stock plans, selects recipients to whom awards are granted, and determines the grants to be awarded. Options granted under the stock plans are exercisable at a price determined by our Board of Directors or a committee of our board at the time of grant, but in no event, less than fair market value of our common stock on the effective date of the grant. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the stock plans are generally nontransferable and subject to forfeiture.

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

Except in specific circumstances, grants of stock options vest over a period of four years and are exercisable for a period of 10 years after vesting. The 2022 Incentive Stock Plan also permits the grant of stock options to non-employees, which our Board of Directors or a committee has authorized in the past.

The number of shares and weighted average exercise prices of stock options for the fiscal years ended April 30, 2023, 2022, and 2021 are as follows:

For the Year Ended April 30,
	2023		2022		2021
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	—	—	—	—	200,667	$7.70
Exercised during the period	—	—	—	—	(200,667)	7.67
Options outstanding, end of period	—	—	—	—	—	—
Weighted average remaining contractual life	—		—		—
Options exercisable, end of period	—	—	—	—	—	—
Weighted average remaining contractual life	—		—		—

There were no outstanding and exercisable stock options for fiscal 2023 and fiscal 2022. The aggregate intrinsic value of the options exercised for fiscal 2021 was $2.9 million.

The following table summarizes stock compensation expense by line item for the fiscal years ended April 30, 2023, 2022, and 2021 (in thousands):

	For the Year Ended April 30,
	2023	2022	2021
Cost of sales	$667	$809	$740
Research and development	80	61	71
Selling, marketing, and distribution	814	844	767
General and administrative	3,541	2,822	3,128
Total stock-based compensation	$5,102	$4,536	$4,706

As of April 30, 2023, there were 998,364 shares available for grant under the 2022 Incentive Stock Plan. We use our unissued share pool for all shares issued for options, restricted stock awards, RSUs, performance share units,

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance-based restricted stock units, or PSUs, and shares issued under our Employee Stock Purchase Plan, or ESPP.

We grant service-based RSUs to employees, consultants, and directors. The awards are made at no cost to the recipient. An RSU represents the right to acquire one share of our common stock and does not carry voting or dividend rights. Except in specific circumstances, RSU grants to employees and consultants generally vest over a period of three or four years with one-third or one-fourth of the units vesting, respectively, on each anniversary date of the grant date. RSU grants to directors generally vest over a period of one year with one-twelfth of the units vesting each month. The aggregate fair value of our RSU grants is amortized to compensation expense over the applicable vesting period.

We grant PSUs to our executive officers. At the time of grant, we calculate the fair value of our PSUs using the Monte-Carlo simulation. We incorporate the following variables into the valuation model:

	For the Year Ended April 30,
	2023	2022	2021
Grant date fair market value
Smith & Wesson Brands, Inc	$14.19	$18.67	$ 16.99 - 17.27
Russell 2000 Index	$2,015.04	$2,277.45	$ 1,526.46 - 1,571.21
Volatility (a)
Smith & Wesson Brands, Inc	64.77%	62.33%	59.09% - 61.34%
Russell 2000 Index	31.75%	30.69%	27.62% - 29.27%
Correlation coefficient (b)	0.2094	0.1540	0.1242 - 0.1302
Risk-free interest rate (c)	2.91%	0.33%	0.16% - 0.22%
Dividend yield	2.26%	1.07%	0.95%

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

During fiscal 2023, we granted 108,736 PSUs to certain of our executive officers. We also granted 287,854 service-based RSUs during fiscal 2023, including 72,494 RSUs to certain of our executive officers, 56,497 RSUs to our directors, and 158,863 RSUs to non-executive officer employees.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2023, we canceled 35,179 service-based RSUs as a result of the service period condition not being met. We delivered 202,859 shares of common stock to current employees under vested RSUs with a total market value of $2.7 million. In addition, in connection with a 2018 grant, which vested in fiscal 2022, we delivered 83,586 market-condition PSUs to certain of our executive officers and a former executive officer with a total market value of $1.2 million. In addition, in connection with a 2019 grant, 57,600 PSUs vested to certain of our executive officers and a former executive officer, which resulted from achieving the maximum performance of 200.0% of target for the original 28,800 PSUs granted. Relating to this same grant, 1,874 shares were released to cover tax obligations on the vesting.

During fiscal 2022, we granted 73,913 PSUs to certain of our executive officers and a former executive officer. We also granted 184,767 service-based RSUs during fiscal 2022, including 65,518 RSUs to certain of our executive officers and a former executive officer, 42,702 RSUs to our directors, and 76,547 RSUs to non-executive officer employees.

During fiscal 2022, we canceled 45,249 service-based RSUs as a result of the service period condition not being met. We canceled 40,869 PSUs as a result of the service period condition not being met. We delivered 365,736 shares of common stock to current employees under vested RSUs with a total market value of $7.5 million. In addition, in connection with a 2018 grant, we vested 86,400 market-condition PSUs to certain of our executive officers and a former executive officer, which resulted from achieving the maximum performance of 200.0% of target for the original 43,200 PSUs granted. Related to this same grant, we released 2,814 market-condition PSUs to cover tax obligations as a result of the vesting.

During fiscal 2021, we granted 36,308 PSUs to certain of our executive officers. We also granted 234,007 service-based RSUs during fiscal 2021, including 68,461 RSUs to certain of our executive officers, 25,570 RSUs to our directors, and 139,976 RSUs to non-executive officer employees.

During fiscal 2021, we canceled 88,365 service-based RSUs, of which 57,547 RSUs was a result of the Separation, and 30,818 RSUs was as a result of the service period condition not being met. We canceled 92,500 PSUs of which 28,800 PSUs was a result of the spin-off and 63,700 was a result of the three-year stock performance targets were not being achieved. We delivered 50,200 shares of common stock to our former chief financial officer under vested PSUs with a total market value of $1.3 million, under the terms of his retirement. We delivered 357,345 shares of common stock to current employees under vested RSUs with a total market value of $5.8 million.

The grant date fair value of RSUs and PSUs that vested in fiscal 2023, 2022, and 2021 was $4.0 million, $4.4 million, and $5.9 million, respectively.

A summary of activity for unvested RSUs and PSUs for fiscal years 2023, 2022, and 2021 is as follows:

	For the Year Ended April 30,
	2023		2022		2021
		Weighted		Weighted		Weighted
	Total # of	Average	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	830,813	$13.30	995,879	$11.14	1,313,974	$10.86
Awarded (a)	425,390	13.52	301,880	18.95	270,315	16.54
Released	(288,319)	13.92	(368,550)	11.99	(407,545)	14.57
Forfeited	(35,179)	15.17	(98,396)	12.29	(180,865)	15.18
RSUs and PSUs outstanding, end of period	932,705	$13.14	830,813	$13.30	995,879	$11.14

_____________________

a)
Includes 28,800 PSUs that vested during the fiscal year in connection with achieving maximum performance targets for the 2019 grants.

As of April 30, 2023, there was $3.0 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.3 years.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We had an ESPP that commenced on September 26, 2011, or the 2011 ESPP, which authorized the sale of up to 6,000,000 of our common stock to employees. The 2011 ESPP continued in effect for a term of 10 years and expired with the offering period that ended March 31, 2022. All options and rights to participate in the 2011 ESPP are nontransferable and subject to forfeiture in accordance with the 2011 ESPP guidelines. As of April 30, 2022, we had issued 1,948,334 shares of common stock under the 2011 ESPP, all of which were purchased prior to April 30, 2022. During fiscal 2022 and 2021, 128,422 and 204,482 shares were purchased under the 2011 ESPP, respectively.

On September 27, 2021, our stockholders approved our 2021 ESPP, which authorizes the sale of up to 3,000,000 shares of our common stock to employees. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value, or FMV, per share of our common stock on any purchase date is less than the FMV per share on the start date of a 12-month offering period, then that offering period will automatically terminate, and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the FMV on the first day of the offering period or the FMV on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is 12,500 shares, or a total of $25,000 in shares, based on the FMV on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our board of directors in its discretion, or (c) March 31, 2022. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During fiscal 2023, 175,047 shares were purchased under the 2021 ESPP.

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

The following assumptions were used in valuing our ESPP purchases during the years ended April 30, 2023, 2022, and 2021:

	For the Year Ended April 30,
	2023	2022	2021
Risk-free interest rate	4.301%	0.682%	0.08%
Expected term	6 months	6 months	6 months
Expected volatility	49.18%	60.62%	70.93%
Dividend yield	3.59%	1.85%	1.17%

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table). The total stock-based compensation expense, including stock options, purchases under our ESPP, and RSU and PSU awards, was $5.1 million, $4.5 million, and $4.7 million, for fiscal years 2023, 2022, and 2021, respectively.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Employer Sponsored Benefit Plans

Contributory Defined Investment Plan — We offer two contributory defined investment plans covering substantially all employees, subject to service requirements. Employees may contribute up to 100% of their annual pay, depending on the plan. We generally make discretionary matching contributions of up to 50% of the first 6% of employee contributions to the plan. We contributed $2.6 million, $2.9 million, and $2.9 million for the fiscal years ended April 30, 2023, 2022, and 2021, respectively.

Non-Contributory Profit Sharing Plan — We have a non-contributory profit sharing plan covering substantially all of our employees. Employees become eligible on May 1 following the completion of a full fiscal year of continuous service. Our contributions to the plan are discretionary. For fiscal 2023, we plan to contribute approximately $8.2 million, which has been recorded in general and administrative costs. We contributed $13.5 million and $14.4 million for the fiscal years ended April 30, 2022 and 2021, respectively. Contributions are funded after the fiscal year-end.

15. Income Taxes

Income tax expense/(benefit) from continuing operations consisted of the following (in thousands):

	For the Year Ended April 30,
	2023	2022	2021
Current:
Federal	$16,259	$52,843	$64,417
State	1,955	7,174	9,530
Total current	18,214	60,017	73,947
Deferred:
Federal	(6,217)	(1,889)	358
State	(647)	(236)	89
Total deferred	(6,864)	(2,125)	447
Total income tax expense	$11,350	$57,892	$74,394

The following table presents a reconciliation of the provision for income taxes from continuing operations at the statutory rate of 21% to the provision/(benefit) in the consolidated financial statements (in thousands):

	For the Year Ended April 30,
	2023	2022	2021
Federal income taxes expected at the statutory rate	$10,127	$53,001	$66,773
State income taxes, less federal income tax benefit	1,023	5,503	7,685
Stock compensation	136	(749)	(578)
Business meals and entertainment	89	118	115
Research and development tax credit	(265)	(300)	(297)
Non-deductible separation expenses	—	—	195
Other	240	319	501
Total income tax expense	$11,350	$57,892	$74,394

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities related to temporary differences consisted of the following (in thousands):

	For the Years Ended April 30,
	2023	2022
Deferred Tax Assets
Inventory reserves	$7,495	$5,187
Accrued expenses, including compensation	4,764	4,138
Net operating loss carryforwards and tax credits	3,156	3,168
Operating lease liability	473	866
Product liability	596	614
Workers' compensation	477	567
State bonus depreciation	755	787
Warranty reserve	913	1,111
Stock-based compensation	1,551	1,356
Section 174 capitalized R&D expense	1,549	—
Other	622	973
Total deferred tax assets before valuation allowance	22,351	18,767
Valuation allowance	(3,031)	(3,086)
Net deferred tax assets	19,320	15,681
Deferred Tax Liabilities
Operating lease right-of-use assets	(420)	(806)
Property, plant & equipment	(8,847)	(12,049)
Intangible assets	(1,581)	(1,186)
Other	(387)	(419)
Total deferred tax liabilities	(11,235)	(14,460)
Net Deferred Tax Asset/(Liability)	$8,085	$1,221

We had no federal net operating losses as of April 30, 2023.

We had $17.7 million in state net operating loss carryforwards as of both April 30, 2023 and 2022. The state net operating loss carryforwards will expire between April 30, 2027 and April 30, 2040. We had $2.8 million and $2.9 million of state tax credit carryforwards as of April 30, 2023 and 2022, respectively. The state tax credit carryforwards will expire between April 30, 2023 and April 30, 2025, with certain of these credits having no expiration date.

As of both April 30, 2023 and 2022, valuation allowances related to future deductible temporary differences were $957,000 and $904,000, respectively and $2.2 million and $2.3 million were provided on our deferred tax assets for state net operating loss carryforwards and state tax credits, respectively, that we do not anticipate using prior to expiration.

The income tax provisions represent effective tax rates of 23.5% and 22.9% for fiscal 2023 and 2022, respectively.

With limited exception, we are subject to U.S. federal, state, and local income tax audits by tax authorities for fiscal years subsequent to April 30, 2018.

At April 30, 2023 and 2022, we have not recorded any unrecognized tax benefits. We maintain an accounting policy of recording interest and penalties, if applicable, related to uncertain tax positions as a component of income taxes. As of April 30, 2023 and 2022, there were no interest and penalties accrued.
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

We are a defendant in seven product liability cases and are aware of eight other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed in August 1999 by the city of Gary, Indiana, or the City, against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. In January 2018, the Lake Superior Court, County of Lake, Indiana granted defendants’ Motion for Judgment on the Pleadings, dismissing the case in its entirety. In February 2018, plaintiffs appealed the dismissal to the Indiana Court of Appeals. In May 2019, the Indiana Court of Appeals issued a decision, which affirmed in part and reversed in part and remanded for further proceedings, the trial court’s dismissal of the City’s complaint. In July 2019, defendants filed a Petition to Transfer jurisdiction to the Indiana Supreme Court. In November 2019, the Indiana Supreme Court denied defendants' petition to transfer and the case was returned to the trial court. Discovery remains ongoing.

In May 2018, we were named in an action related to the Parkland, Florida shooting that was filed in the Circuit Court, Broward County, Florida seeking a declaratory judgment that a Florida statute that provides firearm manufacturers and dealers immunity from liability when their legally manufactured and lawfully sold firearms are later used in criminal acts applies only to civil actions commenced by governmental agencies, not private litigants. In August 2018, we moved to dismiss the complaint on the grounds that it seeks an impermissible advisory opinion. In December 2018, the court granted defendants’ motion to dismiss without prejudice and granted plaintiffs leave to amend their complaint. Later in December 2018, plaintiffs filed a Second Amended Complaint for Declaratory Relief and defendants filed a Motion to Dismiss Plaintiffs’ Second Amended Complaint. In November 2019, the court granted defendants’ motion to dismiss plaintiffs’ second amended complaint, with prejudice. In June 2021, upon plaintiffs’ motion, the Fourth District Court of Appeal of the State of Florida, or the Court of Appeal, ruled that the Circuit Court’s order dismissing the case was not “final and appealable” and ordered the Circuit Court to enter a final order of dismissal. In July 2021, certain plaintiffs filed a notice of appeal to the Court of Appeal. On January 4, 2023, the Court of Appeal affirmed the trial court's dismissal of the case. On February 6, 2023, plaintiffs filed a notice of appeal to the Supreme Court of Florida. In March 2023, we filed a jurisdictional brief with the Supreme Court of Florida. On June 1, 2023, The Supreme Court of Florida denied the petition for review and provided that no motion for rehearing will be entertained.

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

In May 2020, we were named in an action related to the Chabad of Poway synagogue shooting that took place in April 2019. The complaint was filed in the Superior Court of the State of California, for the County of San Diego – Central, and asserts claims against us for product liability, unfair competition, negligence, and public nuisance. The plaintiffs allege they were present at the synagogue on the day of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory and punitive damages, attorneys’ fees, and injunctive relief. In September 2020, we filed a demurrer and motion to strike, seeking to dismiss plaintiffs’ complaint. In July 2021, the court granted our motion in part, and reversed it in part, ruling that (1) the PLCAA barred plaintiffs’ product liability action; (2) plaintiffs did not have standing to maintain an action under the Unfair Competition Law for personal injury related damages, but gave plaintiffs leave to amend to plead an economic injury; and (3) the PLCAA did not bar plaintiffs’ ordinary negligence and public nuisance actions because plaintiffs had alleged that we violated 18 U.S.C. Section 922(b)(4), which generally prohibits the sale of fully automatic “machineguns.” In August 2021, we filed a Petition for Writ of Mandate in the Court of Appeal of the State of California, Fourth Appellate District, Division One. In September 2021, the Court of Appeal denied our appeal. In February 2022, the court consolidated the case with three related cases, in which we are not a party. In March 2022, the court granted our motion, dismissing plaintiffs’ Unfair Competition Law claim, without further leave to amend. Discovery is ongoing. On February 28, 2023, we filed a motion for summary judgment. On May 5, 2023, plaintiffs filed their opposition to our motion for summary judgment. On May 12, 2023, we filed our reply to plaintiffs’ opposition to our motion for summary judgment. On May 19, 2023, the court denied our motion for summary judgment without prejudice, and allowed plaintiffs time for additional, limited discovery. A hearing on our renewed motion for summary judgment is set for January 12, 2024, and the trial date has been moved to August 30, 2024.

We are a defendant in an action filed in the U.S. District Court for the District of Massachusetts. In August 2021, the Mexican Government filed an action against several U.S.-based firearms manufacturers and a firearms distributor, claiming defendants design, market, distribute, and sell firearms in ways they know routinely arm the drug cartels in Mexico. Plaintiff alleges, among other claims, negligence, public nuisance, design defect, unjust enrichment and restitution against all defendants and violation of the Massachusetts Consumer Protection Act against us alone, and is seeking monetary damages and injunctive relief. In November 2021, defendants filed motions to dismiss plaintiff's complaint. In January 2022, plaintiff filed its oppositions to our motions. Several amicus briefs were also filed with the court. In April 2022, a hearing was held on defendants’ motions to dismiss. In September 2022, the district court granted defendants’ motions to dismiss. In October 2022, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the First Circuit. On March 14, 2023, plaintiff filed its appellant brief with the First Circuit. On May 11, 2023, defendants-appellees filed their responsive brief. Oral argument is scheduled for July 24, 2023.

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

In December 2022, the City of Buffalo, New York filed a complaint in the Supreme Court of the State of New York, County of Erie, against numerous manufacturers, distributors, and retailers of firearms. Later in December 2022, the City of Rochester, New York filed an almost identical complaint in the Supreme Court of the State of New York, County of Monroe, against the same defendants. The complaints allege violation of New York General Business Law, public nuisance, and deceptive business practices in violation of NY General Business Laws. In January 2023, we filed notices of removal of the cases to the US District Court. On March 24, 2023, defendants filed a motion to stay both cases pending a ruling by the U.S. Court of Appeals for the Second Circuit in the NSSF v. James case. On June

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8, 2023, the court granted defendants’ motions to consolidate and to stay pending resolution of the NSSF v. James appeal.

We believe that the various allegations as described above are unfounded, and, in addition, that any incident and any results from them or any injuries were due to negligence or misuse of the firearm by the claimant or a third party.

In March 2022, two plaintiffs, on behalf of a proposed class of current and former employees and temporary workers who worked at our Springfield facility from November 2018 to the present, filed a claim alleging non-payment of wages and overtime in violation of the Massachusetts Wage Act and Massachusetts Fair Wage Act. The case has not been certified as a class action. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action. Mediation is scheduled for June 23, 2023.

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

For the fiscal years ended April 30, 2023, 2022, and 2021, we paid $988,000, $729,000, and $606,000, respectively, in defense and administrative costs relative to product liability and municipal litigation. In addition, during fiscal 2023 and 2021, we paid an aggregate of $1.5 million and $65,000, respectively, in settlement fees related to product liability cases. During fiscal 2022, we made no payments related to settlement fees for product liability cases. As of April 30, 2023 and 2022, we had $1.6 million and $815,000, respectively, accrued for settlement fees, that were paid subsequent to the corresponding year end.

We have recorded our liability for defense costs before consideration for reimbursement from insurance carriers. We have also recorded the amount due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets.

We recognize gains and expenses for changes in our product liability provisions and municipal litigation liabilities. In fiscal 2023, we recorded expense of $176,000; in fiscal 2022, we recorded expense of $1.2 million; and in fiscal 2021, we recorded expense of $388,000.

At this time, an estimated range of reasonably possible additional losses relating to unfavorable outcomes cannot be made.

Commitments

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 30, 2021, we announced our plan to move our headquarters and significant elements of our operations to Maryville in 2023, or the Relocation. In connection with the Relocation, we entered into a project agreement, or the Project Agreement, with The Industrial Development Board of Blount County and the cities of Alcoa and Maryville, Tennessee, a public, nonprofit corporation organized and existing under the laws of the state of Tennessee, or the IDB. Pursuant to the Project Agreement, we represented to the IDB that we intend to incur, or cause to be incurred, no less than $120.0 million in aggregate capital expenditures on or before December 31, 2025, create no less than 620 new jobs, and sustain an average hourly wage of at least $25.97 at the facility. Further, pursuant to the Project Agreement, we are required to, among other things, (A) execute a facility lease and an equipment lease with the IDB; (B) cause the construction of the new facility at our sole cost and expense to commence on or before May 31, 2022; (C) incur, or cause to be incurred, aggregate capital expenditures in connection with the construction and equipping of the new facility in an aggregate amount of not less than $120.0 million on or before December 31, 2025; (D) cause the construction of the new facility to be substantially completed and for a certificate of occupancy to be issued therefore on or before December 31, 2023; (E) provide the IDB with a written report certified by one of our authorized officers, not later than January 31 of each year during the period between January 31, 2024 and January 31, 2031; and (F) make certain payments to IDB in the event that our actual capital expenditures, number of employees, or average hourly wage of such employees are less than our projections.

On February 2, 2023, we entered into a design-build agreement with The Christman Company, or Christman, related to the construction of our new distribution center and corporate office headquarters in Maryville, or the Construction Contract. The Construction Contract has an effective date of September 13, 2021 and incorporates the arrangements under which we and Christman have been proceeding. Pursuant to the Construction Contract, Christman is obligated to deliver certain services, including, among others, design phase services and construction phase services, and we are obligated to pay Christman for services performed. The parties to the Construction Contract have jointly agreed that Christman will perform and complete the Work (as defined therein) on a cost-plus basis for a guaranteed maximum price of $114,533,853, including contingencies. When adding the cost of machinery and equipment, we expect to spend between $160.0 million and $170.0 million through the end of fiscal 2024. The Construction Contract includes terms that are customary for contracts of this type, including with respect to indemnification and insurance. The Construction Contract lists certain contract milestones and guaranteed completion dates, and we will be entitled to liquidated damages under certain circumstances. Each party to the Construction Contract is entitled to terminate the Construction Contract under certain circumstances.

As part of the Relocation, on January 31, 2023, we entered into the Assignment and Assumption Agreement and the Amended and Restated Guaranty. Assets associated with certain of our assembly operations in Massachusetts and distribution operations in Missouri continue to be fully utilized, and we intend to either move those assets to Maryville at the appropriate time or sell or sublease those assets that will not be moved. Consequently, as of April 30, 2023, we do not believe we have an impairment related to the building or assets. Subsequent to the Relocation, we expect our Springfield facility will continue to remain an important part of our manufacturing activities with significant portions of the operations being unaffected by the Relocation.

In addition, we intend to relocate a portion of our plastic injection molding operations to Maryville and will evaluate selling the remaining molding operations utilized in our Connecticut operations to a third party. As of April 30, 2023, all plastic injection molding machinery and equipment was being utilized. Therefore, we could not determine an estimated range of reasonably possible losses associated with any impairment of such assets because we have not yet determined which assets may be sold.

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

As of April 30, 2023, and 2022, we did not have an open environmental reserve recorded in our consolidated balance sheet.

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

Contracts

Employment Agreements — We have employment, severance, and change of control agreements with certain employees.

17. Restructuring

As a result of the Relocation, $8.3 and $10.2 million of restructuring charges were recorded in fiscal 2023 and fiscal 2022, respectively.

The following table summarizes restructuring charges by line item for fiscal 2023 and fiscal 2022 (in thousands):

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended April 30,
	2023	2022
Cost of sales	$3,923	$3,361
Research and development	3	—
Selling, marketing, and distribution	1,055	1,294
General and administrative	3,280	5,590
Total restructuring charges	$8,261	$10,245

The components of the restructuring charges recorded in our consolidated income statement are as follows (in thousands):

	For the Year Ended April 30,
	2023	2022
Severance and employee-related benefits (a)(b)	$4,354	$5,732
Relocation (a)	2,856	456
Consulting services	473	3,628
Employee relations	349	368
Office rent and equipment	229	61
Total restructuring charges	$8,261	$10,245

____________________________________

(a)
Recorded in accrued payroll and incentive
(b)
Amounts reported in Severance and employee-related benefits in fiscal year 2022 were reclassified to Relocation.

The following table summarizes the activity in the severance and employee-related benefits and relocation accruals for fiscal 2023 and fiscal 2022 (in thousands):

	Severance and employee-related benefits	Relocation	Total
Accrual at April 30, 2022	$5,732	$456	$6,188
Charges	4,354	2,856	7,210
Cash payments and settlements	(32)	(1,566)	(1,598)
Accrual at April 30, 2023 (a)	$10,054	$1,746	$11,800

___________________________________

a)
Recorded in accrued payroll and incentive