Form 10-Q
period 2023-07-31
SMITH & WESSON BRANDS, INC.
filed 2023-09-07
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

The registrant had 46,148,451 shares of common stock, par value $0.001, outstanding as of September 5, 2023.

SMITH & WESSON BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended July 31, 2023 and 2022

Smith & Wesson®, S&W®, M&P®, M&P Shield®, Performance Center®, Airlite®, Airweight®, American Guardians®, America’s Master Gunmaker®, Armornite®, Arrow®, Aurora®, Aurora-II®, Blast Jacket®, Bodyguard®, Carry Comp®, Chiefs Special®, Club 1852®, Compass®, Competitor®, Contender®, CSX®, Dagger®, Encore®, E-Series®, EZ®, Flextech®, G-Core®, Gemtech®, Gemtech Suppressors®, Gemtech World-Class Silencers®, GM®, GMT-Halo®, Governor®, Integra®, Lady Smith®, Lever Lock®, Lunar®, M&P FPC®, M2.0®, Mag Express®, Magnum®, Maxi-Hunter®, Mist-22®, Mountain Gun®, Number 13®, PC®, Power Rod®, Protected by Smith & Wesson®, Put A Legend On Your Line®, QLA®, Quick Load Accurizor®, Quickmount®, Shield®, Smith & Wesson Collectors Association®, Smith & Wesson Performance Center®, Smith & Wesson Precision Components®, Speed Breech®, Speed Breach XT®, SW Equalizer®, SW22 Victory®, Swing Hammer®, T/C®, T/CR22®, T17®, The S&W Bench®, The Sigma Series®, Thompson/Center®, Trek®, Triumph®, U-View®, Viper®, Volunteer®, and Weather Shield® are some of the registered U.S. trademarks of our company or one of our subsidiaries. This report also may contain trademarks and trade names of other companies.

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding plans to move our headquarters and certain of our manufacturing operations to a new facility being constructed in Maryville, Tennessee; lease payments for future periods; estimated amortization expense of intangible assets for future periods; our intention to terminate the Sublease (as defined herein) on or around the effective date of the Assignment and Assumption Agreement (as defined herein); our intention to occupy our Connecticut facility through the lease term; the outcome of the lawsuits to which we are subject and their effect on us; our belief that the claims asserted by Gemini (as defined herein) and plaintiffs in a putative class action against us have no merit and that we intend to aggressively defend these actions; our belief with respect to certain matters described in the Commitments and Contingencies – Litigation section, that the allegations are unfounded and that any incident and any results from them or any injuries were due to negligence or misuse of the firearm by the claimant or a third party; our belief that our accruals for product liability cases and claims are a reasonable quantitative measure of the cost to us of product liability cases and claims; our belief that we have provided adequate accruals for defense costs; our expectation to incur capital expenditures in connection with the construction and equipping of the new facility in Maryville, Tennessee in an aggregate amount of approximately $160.0 million to $170.0 million through the end of fiscal 2024; our intention, with respect to assets associated with our assembly operations in Massachusetts and distribution operations in Missouri, to either move those assets to the Maryville facility at the appropriate time or sell or sublease those assets that will not be moved; our expectation that subsequent to the Relocation, our Massachusetts facility will continue to remain an important part of our manufacturing activities with significant portions of the operations being unaffected by the Relocation; our intention to relocate a portion of the plastic injection molding operations to Tennessee, which is expected to begin in our second quarter of 2023, and evaluate selling the remaining molding operations utilized in our Connecticut operations to a third party; our inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results; our expectation that our inventory levels will decline by the end of the fiscal year due to the completion of a significant portion of the operational transition to the new Maryville facility combined with alignment of production capacity to channel inventory and consumer demand; our expectation for capital expenditures in fiscal 2024, including spending related to the Relocation; factors affecting our future capital requirements; availability of equity or debt financing on acceptable terms, if at all; the record date and payment date for our dividend; and our belief that our existing capital resources and credit facilities will be adequate to fund our operations, including our finance leases and other commitments, for the next 12 months. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q reflect our views as of the date hereof about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among others, economic, political, social, legislative, regulatory, inflationary, and health factors; the potential for increased regulation of firearms and firearm-related products; actions of social activists that could have an adverse effect on our business; the impact of lawsuits; the demand for our products; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; our competitive environment; the supply, availability, and costs of raw materials and components; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to effectively manage and execute the Relocation; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; our penetration rates in new and existing markets; our strategies; our ability to maintain and enhance brand recognition and reputation; our ability to introduce new products; the success of new products; our ability to expand our markets; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2023, or the Fiscal 2023 Form 10-K.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	July 31, 2023	April 30, 2023
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$55,479	$53,556
Accounts receivable, net of allowances for credit losses of $17 on July 31, 2023 and $23 on April 30, 2023	28,164	55,153
Inventories	170,754	177,118
Prepaid expenses and other current assets	8,741	4,917
Income tax receivable	1,015	1,176
Total current assets	264,153	291,920
Property, plant, and equipment, net	234,595	210,330
Intangibles, net	3,534	3,588
Goodwill	19,024	19,024
Deferred income taxes	8,085	8,085
Other assets	8,271	8,347
Total assets	$537,662	$541,294
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,335	$36,795
Accrued expenses and deferred revenue	16,041	20,149
Accrued payroll and incentives	20,117	18,565
Accrued income taxes	2,585	1,831
Accrued profit sharing	8,971	8,203
Accrued warranty	1,753	1,670
Total current liabilities	85,802	87,213
Notes and loans payable (Note 4)	24,813	24,790
Finance lease payable, net of current portion	36,591	36,961
Other non-current liabilities	7,741	7,707
Total liabilities	154,947	156,671
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 75,183,851 issued and 46,143,481 shares outstanding on July 31, 2023 and 75,029,300 shares issued and 45,988,930 shares outstanding on April 30, 2023	75	75
Additional paid-in capital	284,176	283,666
Retained earnings	520,766	523,184
Accumulated other comprehensive income	73	73
Treasury stock, at cost (29,040,370 shares on July 31, 2023 and April 30, 2023)	(422,375)	(422,375)
Total stockholders’ equity	382,715	384,623
Total liabilities and stockholders' equity	$537,662	$541,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended July 31,
	2023	2022
	(In thousands, except per share data)
Net sales	$114,243	$84,394
Cost of sales	83,842	52,923
Gross profit	30,401	31,471
Operating expenses:
Research and development	1,799	1,673
Selling, marketing, and distribution	10,040	8,027
General and administrative	14,213	17,854
Total operating expenses	26,052	27,554
Operating income	4,349	3,917
Other income/(expense), net:
Other income/(expense), net	47	673
Interest income/(expense), net	153	(433)
Total other income/(expense), net	200	240
Income from operations before income taxes	4,549	4,157
Income tax expense	1,431	845
Net income	$3,118	$3,312
Net income per share:
Basic - net income	$0.07	$0.07
Diluted - net income	$0.07	$0.07
Weighted average number of common shares outstanding:
Basic	46,103	45,739
Diluted	46,551	46,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at April 30, 2022	74,641	$75	$278,101	$504,640	$73	29,040	$(422,375)	$360,514
Stock-based compensation	—	—	1,177	—	—	—	—	1,177
Issuance of common stock under restricted stock unit awards, net of shares surrendered	170	—	(981)	—	—	—	—	(981)
Dividends issued	—	—	—	(4,576)	—	—	—	(4,576)
Net income	—	—	—	3,312	—	—	—	3,312
Balance at July 31, 2022	74,811	$75	$278,297	$503,376	$73	29,040	$(422,375)	$359,446

Balance at April 30, 2023	75,029	$75	$283,666	$523,184	$73	29,040	$(422,375)	$384,623
Stock-based compensation	—	—	1,276	—	—	—	—	1,276
Issuance of common stock under restricted stock unit awards, net of shares surrendered	155	—	(766)	—	—	—	—	(766)
Dividends issued	—	—	—	(5,536)	—	—	—	(5,536)
Net income	—	—	—	3,118	—	—	—	3,118
Balance at July 31, 2023	75,184	$75	$284,176	$520,766	$73	29,040	$(422,375)	$382,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended July 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$3,118	$3,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,253	7,549
Loss/(gain) on sale/disposition of assets	3	(46)
Provision for recoveries on notes and accounts receivable	(6)	(21)
Stock-based compensation expense	1,276	1,177
Changes in operating assets and liabilities:
Accounts receivable	26,995	38,935
Inventories	6,363	(45,841)
Prepaid expenses and other current assets	(3,825)	(3,324)
Income taxes	915	353
Accounts payable	(1,838)	2,721
Accrued payroll and incentives	1,551	(1,435)
Accrued profit sharing	768	3,488
Accrued expenses and deferred revenue	(4,135)	1,119
Accrued warranty	83	(75)
Other assets	75	206
Other non-current liabilities	34	(973)
Net cash provided by operating activities	40,630	7,145
Cash flows from investing activities:
Payments to acquire patents and software	(33)	(94)
Proceeds from sale of property and equipment	23	46
Payments to acquire property and equipment	(32,057)	(11,538)
Net cash used in investing activities	(32,067)	(11,586)
Cash flows from financing activities:
Payments on finance lease obligation	(338)	(278)
Dividend distribution	(5,536)	(4,576)
Payment of employee withholding tax related to restricted stock units	(766)	(981)
Net cash used in financing activities	(6,640)	(5,835)
Net increase/(decrease) in cash and cash equivalents	1,923	(10,276)
Cash and cash equivalents, beginning of period	53,556	120,728
Cash and cash equivalents, end of period	$55,479	$110,452
Supplemental disclosure of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$525	$546
Income taxes	$494	$551

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Supplemental Disclosure of Non-cash Investing Activities:

	For the Three Months Ended July 31,
	2023	2022
	(In thousands)
Purchases of property and equipment included in accounts payable	$17,144	$21,510
Capital lease included in accrued expenses and finance lease payable	734	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2023 and 2022

(1) Organization:

We are one of the world’s leading manufacturers and designers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles), handcuffs, firearm suppressors, and other firearm-related products for sale to a wide variety of customers, including firearm enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our products under the Smith & Wesson, M&P, and Gemtech brands. We manufacture our products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut. During the quarter ended July 31, 2023, we began moving inventory into our new Maryville, Tennessee facility and began distribution activities from there in August 2023. We also sell our manufacturing services to other businesses to attempt to level-load our factories. We sell those services under our Smith & Wesson and Smith & Wesson Precision Components brands. We plan to move our headquarters and certain of our other manufacturing operations to the new facility being constructed in Maryville. See Note 9 — Commitments and Contingencies and Note 10 — Restructuring for more information regarding this plan.

(2) Basis of Presentation:

Interim Financial Information – The condensed consolidated balance sheet as of July 31, 2023, the condensed consolidated statements of income for the three months ended July 31, 2023 and 2022, the condensed consolidated statements of changes in stockholders’ equity for the three months ended July 31, 2023 and 2022, and the condensed consolidated statements of cash flows for the three months ended July 31, 2023 and 2022 have been prepared by us without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows for the three months ended July 31, 2023 and for the periods presented, have been included. All intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2023 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Fiscal 2023 Form 10-K. The results of operations for the three months ended July 31, 2023 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2024, or any other period.

(3) Leases:

We lease certain of our real estate, machinery, equipment, and photocopiers under non-cancelable operating and finance lease agreements.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2023 and 2022

The amounts of assets and liabilities related to our operating and financing leases as of July 31, 2023 were as follows (in thousands):

	Balance Sheet Caption	July 31, 2023
Operating Leases
Right-of-use assets		$5,994
Accumulated amortization		(4,476)
Right-of-use assets, net	Other assets	$1,518

Current liabilities	Accrued expenses and deferred revenue	$996
Non-current liabilities	Other non-current liabilities	737
Total operating lease liabilities		$1,733
Finance Leases
Right-of-use assets		$41,631
Accumulated depreciation		(10,014)
Right-of-use assets, net	Property, plant, and equipment, net	$31,617

Current liabilities	Accrued expenses and deferred revenue	$1,466
Non-current liabilities	Finance lease payable, net of current portion	36,591
Total finance lease liabilities		$38,057

During the three months ended July 31, 2023, we recorded $386,000 of operating lease costs, of which $26,000 related to short-term leases that were not recorded as right-of-use assets. We recorded $566,000 of finance lease amortization and $474,000 of financing lease interest expense for the three months ended July 31, 2023. As of July 31, 2023, the weighted average lease term and weighted average discount rate for our operating leases was 2.8 years and 4.4%, respectively. As of July 31, 2023, the weighted average lease term and weighted average discount rate for our financing leases were 15.1 years and 5.0%, respectively, and consisted primarily of our Missouri distribution center. The building is pledged to secure the amounts outstanding. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

On October 26, 2017, we entered into (a) a lease agreement with Ryan Boone County, LLC, or the Original Missouri Landlord, concerning certain real property located in Boone County, Missouri on which we had, until recently, been operating a distribution center, or the Missouri Lease, and (b) a guaranty in favor of the Original Missouri Landlord, or the Guaranty. With the completion of the spin-off of our outdoor products and accessories business on August 24, 2020, or the Separation, we entered into a sublease whereby American Outdoor Brands, Inc., our former wholly owned subsidiary, or AOUT, subleases from us 59.0% of our Missouri distribution center under the same terms as the Missouri Lease, or the Missouri Sublease. On July 16, 2022, we entered into an amendment to the Sublease, increasing the leased space to 64.7% of the facility under the same terms as the Missouri Lease. On January 31, 2023, we entered into (i) an assignment and assumption agreement with AOUT, pursuant to which AOUT will assume all of our rights, entitlement, and obligations in, to, and under the Missouri Lease, in each case effective on January 1, 2024, subject to a number of conditions precedent, or the Assignment and Assumption Agreement, and (ii) an amended and restated guaranty in favor of RCS-S&W Facility, LLC, as successor in interest to the Original Missouri Landlord, pursuant to which Smith & Wesson Sales Company was added as a guarantor, or the Amended and Restated Guaranty. We intend to terminate the Missouri Sublease on or around the effective date of the Assignment and Assumption Agreement. As of July 31, 2023, income related to the Missouri Sublease was $581,000, of which $289,000 was recorded in general and administrative expenses and $292,000 was recorded in interest expense, net, in our condensed consolidated statements of income. In addition, we intend to occupy our Connecticut facility through the lease term. As of July 31, 2023, we do not believe there are any indications of impairment relating to these right-of-use assets.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2023 and 2022

The following table represents future expected undiscounted cashflows, based on the sublease agreement with AOUT, to be received on an annual basis for the next five years and thereafter, as of July 31, 2023 (in thousands):

Fiscal	Amount
2024	$1,917
2025	3,180
2026	3,235
2027	3,292
2028	3,350
Thereafter	38,906
Total future sublease receipts	53,880
Less amounts representing interest	(16,697)
Present value of sublease receipts	$37,183

Future lease payments for all our operating and finance leases for succeeding fiscal years is as follows (in thousands):

	Operating	Financing	Total
2024	$1,007	$2,507	$3,514
2025	324	3,378	3,702
2026	301	3,433	3,734
2027	272	3,490	3,762
2028	125	3,416	3,541
Thereafter	—	38,907	38,907
Total future lease payments	2,029	55,131	57,160
Less amounts representing interest	(296)	(17,074)	(17,370)
Present value of lease payments	1,733	38,057	39,790
Less current maturities of lease liabilities	(996)	(1,466)	(2,462)
Long-term maturities of lease liabilities	$737	$36,591	$37,328

During the three months ended July 31, 2023, the cash paid for amounts included in the measurement of liabilities and operating cash flows was $1.2 million.

(4) Notes, Loans Payable, and Financing Arrangements:

Credit Facilities — On August 24, 2020, we and certain of our subsidiaries entered into an amended and restated credit agreement, or the Amended and Restated Credit Agreement, with certain lenders, including TD Bank, N.A., as administrative agent; TD Securities (USA) LLC, and Regions Bank, as joint lead arrangers and joint bookrunners; and Regions Bank, as syndication agent. The Amended and Restated Credit Agreement is currently unsecured; however, should any Springing Lien Trigger Event (as defined in the Amended and Restated Credit Agreement) occur, we and certain of our subsidiaries would be required to execute certain documents in favor of TD Bank, N.A., as administrative agent, and the lenders party to such documents would have a legal, valid, and enforceable first priority lien on the collateral described therein.

The Amended and Restated Credit Agreement provides for a revolving line of credit of $100.0 million at any one time, or the Revolving Line. The Revolving Line bears interest at either the Base Rate (as defined in the Amended and Restated Credit Agreement) or the SOFR rate, plus an applicable margin based on our consolidated leverage ratio. The Amended and Restated Credit Agreement also provides a swingline facility in the maximum amount of $5.0 million at any one time (subject to availability under the Revolving Line). Each Swingline Loan (as defined in the Amended and Restated Credit Agreement) bears interest at the Base Rate, plus an applicable margin based on our Adjusted Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement). Subject to the satisfaction of certain terms and conditions described in the Amended and Restated Credit Agreement, we have an option to increase the Revolving Line by an aggregate amount not exceeding $50.0 million. The Revolving Line matures on the earlier of August 24, 2025 or the date that is six months in advance of the earliest maturity of any Permitted Notes (as defined in the Amended and Restated Credit Agreement) under the Amended and Restated Credit Agreement. On April 28, 2023, we entered into an amendment to our existing credit agreement to, among other things, replace LIBOR with SOFR as the interest rate benchmark and amend the definition of “Consolidated Fixed Charge Coverage Ratio” to exclude unfinanced capital expenditures in connection with the Relocation.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2023 and 2022

As of July 31, 2023, we had $25.0 million of borrowings outstanding on the Revolving Line, bearing interest at a rate of 6.82%, which is equal to the SOFR rate plus an applicable margin. As a result of the Relocation, for the three months ended July 31, 2023, $443,000 of interest has been capitalized.

The Amended and Restated Credit Agreement contains customary limitations, including limitations on indebtedness, liens, fundamental changes to business or organizational structure, investments, loans, advances, guarantees, and acquisitions, asset sales, dividends, stock repurchases, stock redemptions, and the redemption or prepayment of other debt, and transactions with affiliates. We are also subject to financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of July 31, 2023, we were compliant with all required financial covenants.

Letters of Credit — At July 31, 2023, we had outstanding letters of credit aggregating $2.7 million, which included a $1.5 million letter of credit to collateralize our captive insurance company.

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $55.5 million and $53.6 million as of July 31, 2023 and April 30, 2023, respectively. The carrying value of our revolving line of credit approximated the fair value as of July 31, 2023. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

We did not have any Level 2 or Level 3 financial assets or liabilities as of July 31, 2023.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2023 and 2022

(6) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or net realizable value, as of July 31, 2023 and April 30, 2023 (in thousands):

	July 31, 2023	April 30, 2023
Finished goods	$99,075	$93,705
Finished parts	53,839	65,460
Work in process	5,162	6,821
Raw material	12,678	11,132
Total inventories	$170,754	$177,118

(7) Accrued Expenses and Deferred Revenue:

The following table sets forth other accrued expenses as of July 31, 2023 and April 30, 2023 (in thousands):

	July 31, 2023	April 30, 2023
Accrued employee benefits	$3,263	$3,256
Accrued taxes other than income	2,844	3,703
Accrued other	2,643	4,597
Accrued professional fees	1,989	2,596
Accrued distributor incentives	1,762	1,640
Current portion of finance lease obligation	1,466	1,434
Accrued rebates and promotions	1,078	1,649
Current portion of operating lease obligation	996	1,274
Total accrued expenses and deferred revenue	$16,041	$20,149

(8) Stockholders’ Equity:

Earnings per Share

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended July 31, 2023 and 2022 (in thousands, except per share data):

	For the Three Months Ended July 31,
	2023			2022
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$3,118	46,103	$0.07	$3,312	45,739	$0.07
Effect of dilutive stock awards	—	448	—	—	363	—
Diluted earnings	$3,118	46,551	$0.07	$3,312	46,102	$0.07

For the three months ended July 31, 2023 and 2022, the amount of restricted stock units, or RSUs, excluded from the computation of diluted earnings per share was 12,167 and 18,641, respectively, because the effect would be antidilutive.

Incentive Stock and Employee Stock Purchase Plans

In September 2022, our board of directors approved the 2022 Incentive Stock Plan under which employees and non-employees may be granted stock options, restricted stock awards, restricted stock units, stock appreciation rights, bonus stock and awards in lieu of obligations, performance awards, and dividend equivalents.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2023 and 2022

The total stock-based compensation expense, including stock options, purchases under our ESPP, RSUs, and performance-based RSUs, or PSUs, was $1.3 million and $1.2 million for the three months ended July 31, 2023 and 2022, respectively. We include stock-based compensation expense in cost of sales, sales, marketing and distribution, research and development, and general and administrative expenses.

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

During the three months ended July 31, 2023, we granted an aggregate of 301,483 RSUs, including 175,916 RSUs to non-executive officer employees, 117,724 RSUs to our executive officers, and 7,843 RSUs to a new director. During the three months ended July 31, 2023, we granted 176,583 PSUs to certain of our executive officers. During the three months ended July 31, 2023, we cancelled 158,100 PSUs as a result of the failure to satisfy the performance metric and 5,420 RSUs as a result of the service conditions not being met. In connection with the vesting of RSUs, during the three months ended July 31, 2023, we delivered common stock to our employees, former employees, and directors, including our executive officers, with a total market value of $2.0 million. In connection with a 2019 grant, which vested in fiscal 2023, we delivered market-condition PSUs to certain of our executive officers and a former executive officer with a total market value of $664,000.

During the three months ended July 31, 2022, we granted an aggregate of 229,721 RSUs, including 157,227 RSUs to non-executive officer employees and 72,494 RSUs to our executive officers. During the three months ended July 31, 2022, we granted 108,736 PSUs to certain of our executive officers. During the three months ended July 31, 2022, we cancelled 2,472 RSUs as a result of the service conditions not being met. In connection with the vesting of RSUs, during the three months ended July 31, 2022, we delivered common stock to our employees, former employees, and directors, including our executive officers, with a total market value of $2.2 million. In connection with a 2018 grant, which vested in fiscal 2022, we delivered market-condition PSUs to certain of our executive officers and a former executive officer with a total market value of $1.2 million. In addition, in connection with a 2019 grant, 57,600 PSUs vested to certain of our executive officers and a former executive officer, which resulted from achieving the maximum performance of 200.0% of target for the original 28,800 PSUs granted.

A summary of activity for unvested RSUs and PSUs for the three months ended July 31, 2023 and 2022 is as follows:

	For the Three Months Ended July 31,
	2023		2022
		Weighted			Weighted
	Total # of	Average	Total # of		Average
	Restricted	Grant Date	Restricted		Grant Date
	Stock Units	Fair Value	Stock Units		Fair Value
RSUs and PSUs outstanding, beginning of period	932,705	$13.14	830,813		$13.30
Awarded	478,066	12.10	367,257	(a)	13.70
Released	(217,975)	11.00	(238,444)		12.72
Forfeited	(163,520)	10.49	(2,472)		15.47
RSUs and PSUs outstanding, end of period	1,029,276	$13.53	957,154		$13.60

——————————

(a)
Includes 28,800 PSUs vested during the three months ended July 31, 2022 in connection with achieving maximum performance targets for the 2019 grants.

As of July 31, 2023, there was $6.4 million of unrecognized compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average remaining contractual term of 1.9 years.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2023 and 2022

(9) Commitments and Contingencies:

Litigation

In January 2018, Gemini Technologies, Incorporated, or Gemini, commenced an action against us in the U.S. District Court for the District of Idaho, or the District Court. The complaint alleges, among other things, that we breached the earn-out and other provisions of the asset purchase agreement and ancillary agreements between the parties in connection with our acquisition of the Gemtech business from Gemini. The complaint seeks a declaratory judgment interpreting various terms of the asset purchase agreement and damages in the sum of $18.6 million. In May 2018, the District Court dismissed the complaint on the grounds of forum non conveniens. In June 2018, Gemini appealed the decision dismissing its complaint to the U.S. Court of Appeals for the Ninth Circuit, or the Ninth Circuit. In July 2019, the Ninth Circuit reversed the dismissal and remanded the case to the District Court to perform a traditional forum non conveniens analysis. In September 2019, the parties stipulated that they do not contest that the venue is proper in the District of Idaho. In November 2019, we filed an answer to Gemini’s complaint and a counterclaim against Gemini and its stockholders at the time of the signing of the asset purchase agreement. Plaintiffs amended their complaint to add a claim of fraud in the inducement. In September 2021, Gemini filed a motion for summary judgment seeking to dismiss our counterclaim. On June 27, 2022, the court denied Gemini's motion for summary judgment. Gemini filed a second motion for summary judgment, and on August 14, 2023, the court again denied Gemini’s motion. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action.

We are a defendant in seven product liability cases and are aware of seven other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed in August 1999 by the city of Gary, Indiana, or the City, against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. In January 2018, the Lake Superior Court, County of Lake, Indiana granted defendants’ Motion for Judgment on the Pleadings, dismissing the case in its entirety. In February 2018, plaintiffs appealed the dismissal to the Indiana Court of Appeals. In May 2019, the Indiana Court of Appeals issued a decision, which affirmed in part and reversed in part, and remanded for further proceedings, the trial court’s dismissal of the City’s complaint. In July 2019, defendants filed a Petition to Transfer jurisdiction to the Indiana Supreme Court. In November 2019, the Indiana Supreme Court denied defendants' petition to transfer and the case was returned to the trial court. Discovery remains ongoing.

We are a defendant in a putative class proceeding before the Ontario Superior Court of Justice in Toronto, Canada that was filed in December 2019. The action claims CAD$50 million in aggregate general damages, CAD$100 million in aggregate punitive damages, special damages in an unspecified amount, together with interest and legal costs. The named plaintiffs are two victims of a shooting that took place in Toronto in July 2018 and their family members. One victim was shot and injured during the shooting. The other victim suffered unspecified injuries while fleeing the shooting. The plaintiffs are seeking to certify a claim on behalf of classes that include all persons who were killed or injured in the shooting and their immediate family members. The plaintiffs allege negligent design and public nuisance. The case has not been certified as a class action. In July 2020, we filed a Notice of Motion for an order striking the claim and dismissing the action in its entirety. In February 2021, the court granted our motion in part, and dismissed the plaintiffs’ claims in public nuisance and strict liability. The court declined to strike the negligent design claim and ordered that the claim proceed to a certification motion. In March 2021, we filed a motion for leave to appeal the court’s refusal to strike the negligent design claim with the Divisional Court, Ontario Superior Court of Justice. In July 2021, plaintiffs filed a motion to stay our motion for leave to appeal with the Divisional Court, on grounds that appeal is premature. In November 2021, the Divisional Court granted plaintiffs' motion, staying our motion for leave to appeal until 30 days after the decision on the balance of plaintiffs' certification motion. Plaintiffs’ certification motion has been extended by the court to January 2024.

In May 2020, we were named in an action related to the Chabad of Poway synagogue shooting that took place in April 2019. The complaint was filed in the Superior Court of the State of California, for the County of San Diego – Central, and asserts claims against us for product liability, unfair competition, negligence, and public nuisance. The plaintiffs allege they were present at the synagogue on the day of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory and punitive damages, attorneys’ fees, and injunctive relief. In September 2020, we filed a demurrer and motion to strike, seeking to dismiss plaintiffs’ complaint. In July 2021, the court granted our motion in part, and reversed it in part, ruling that (1) the PLCAA barred plaintiffs’ product liability action; (2) plaintiffs did not have standing to maintain an action under the Unfair Competition Law for personal injury related damages, but gave plaintiffs leave to amend to plead an economic injury; and (3) the PLCAA did not bar plaintiffs’ ordinary negligence and public nuisance actions because plaintiffs had alleged that we violated 18 U.S.C. Section 922(b)(4), which generally prohibits the sale of fully automatic “machineguns.” In August 2021, we filed a Petition for Writ of Mandate in the Court of Appeal of the State of California, Fourth Appellate District, Division One. In September 2021, the Court of Appeal denied our appeal. In February 2022, the court consolidated the case with three related cases, in which we are not a party. In March 2022, the court granted our motion, dismissing

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2023 and 2022

plaintiffs’ Unfair Competition Law claim, without further leave to amend. Discovery is ongoing. On February 28, 2023, we filed a motion for summary judgment. On May 19, 2023, the court denied our motion for summary judgment without prejudice and allowed plaintiffs time for additional, limited discovery. A hearing on our renewed motion for summary judgment is set for January 12, 2024, and the trial date has been moved to August 30, 2024.

We are a defendant in an action filed in the U.S. District Court for the District of Massachusetts. In August 2021, the Mexican Government filed an action against several U.S.-based firearms manufacturers and a firearms distributor, claiming defendants design, market, distribute, and sell firearms in ways they know routinely arm the drug cartels in Mexico. Plaintiff alleges, among other claims, negligence, public nuisance, design defect, unjust enrichment and restitution against all defendants and violation of the Massachusetts Consumer Protection Act against us alone, and is seeking monetary damages and injunctive relief. In November 2021, defendants filed motions to dismiss plaintiff's complaint. In September 2022, the district court granted defendants’ motions to dismiss. In October 2022, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the First Circuit. Oral argument concerning the appeal was held on July 24, 2023. No decision has issued to date.

In September 2022, we were named as defendants in 12 nearly identical, separate actions related to a shooting in Highland Park, Illinois on July 4, 2022. The complaints were filed in the Circuit Court of the Nineteenth Judicial Circuit in Lake County, Illinois and assert claims against us for negligence and for deceptive and unfair practices under the Illinois Consumer Fraud and Deceptive Business Practices Act. Plaintiffs also name as defendants the website and retailer that sold the firearm, the shooter, and the shooter’s father. The plaintiffs allege they were present at a parade at the time of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory damages, attorneys’ fees, and injunctive relief. We filed motions for removal of each case to the U.S. District Court for the Northern District of Illinois. In November 2022, we filed a motion to consolidate the cases for preliminary motion purposes. In December 2022, plaintiffs filed motions to remand the cases back to the state court. On January 20, 2023, we filed our opposition to plaintiffs’ motion to remand.

In December 2022, the City of Buffalo, New York filed a complaint in the Supreme Court of the State of New York, County of Erie, against numerous manufacturers, distributors, and retailers of firearms. Later in December 2022, the City of Rochester, New York filed an almost identical complaint in the Supreme Court of the State of New York, County of Monroe, against the same defendants. The complaints allege violation of New York General Business Law, public nuisance, and deceptive business practices in violation of NY General Business Laws. In January 2023, we filed notices of removal of the cases to the US District Court. On March 24, 2023, defendants filed a motion to stay both cases pending a ruling by the U.S. Court of Appeals for the Second Circuit in the NSSF v. James case. On June 8, 2023, the court granted defendants’ motions to consolidate and to stay pending resolution of the NSSF v. James appeal.

We believe that the various allegations as described above are unfounded, and, in addition, that any incident and any results from them or any injuries were due to negligence or misuse of the firearm by the claimant or a third party.

In March 2022, two plaintiffs, on behalf of a proposed class of current and former employees and temporary workers who worked at our Springfield facility from November 2018 to the present, filed a claim alleging non-payment of wages and overtime in violation of the Massachusetts Wage Act and Massachusetts Fair Wage Act. The case has not been certified as a class action. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action. Mediation was held on June 23, 2023, but the case did not resolve.

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

For the Three Months Ended July 31, 2023 and 2022

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

As part of the Relocation, on January 31, 2023, we entered into the Assignment and Assumption Agreement and the Amended and Restated Guaranty related to the Missouri facility. Assets associated with our distribution operations in Missouri were evaluated for cost recovery as we began the movement of inventory to the Maryville facility during the fiscal quarter ended July 31, 2023. Consequently, as of July 31, 2023, we recorded an impairment of $2.0 million relating to equipment that we do not currently expect to utilize in the Maryville facility nor to recover the net book value in a sale of the asset. Assets associated with certain of our assembly operations in Massachusetts continue to be fully utilized, and we intend to either move those assets to Maryville at the appropriate time or sell or sublease those assets that will not be moved. Consequently, as of July 31, 2023, we do not believe we had an impairment related to the building or assets. Subsequent to the Relocation, we expect our Springfield facility will continue to remain an important part of our manufacturing activities with significant portions of the operations being unaffected by the Relocation.

In addition, we intend to relocate a portion of our plastic injection molding operations to Maryville, which is expected to begin in our second quarter of 2023, and will evaluate selling the remaining molding operations utilized in our Connecticut operations to a third party. As of July 31, 2023, all plastic injection molding machinery and equipment was being utilized. Therefore, we could not determine an estimated range of reasonably possible losses associated with any impairment of such assets because we have not yet determined which assets may be sold.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2023 and 2022

(10) Restructuring:

As a result of the Relocation, $3.9 million and $2.2 million of restructuring charges were recorded in the three months ended July 31, 2023 and 2022, respectively.

The following table summarizes restructuring charges by line item for the three months ended July 31, 2023 and 2022 (in thousands):

	For the Three Months Ended July 31,
	2023	2022
Cost of sales	$903	$1,243
Research and development	—	3
Selling, marketing, and distribution	2,195	366
General and administrative	814	608
Total restructuring charges	$3,912	$2,220

The components of the restructuring charges recorded in our condensed consolidated statements of income are as follows (in thousands):

	For the Three Months Ended July 31,
	2023	2022
Severance and employee-related benefits (a)(b)	$931	$1,527
Relocation (a)	237	386
Consulting services	210	84
Employee relations	456	192
Office rent and equipment	2,078	31
Total restructuring charges	$3,912	$2,220
a)
Recorded in accrued payroll and incentives.
b)
Amounts reported in Severance and employee-related benefits for the three months ended July 31, 2022 were reclassified to Relocation.

The following table summarizes the activity in the restructuring accrual for the three months ending July 31, 2023 (in thousands):

	Severance and employee-related benefits	Relocation	Total
Accrual at April 30, 2023	$10,054	$1,746	$11,800
Charges	931	237	1,168
Cash payments and settlements	(168)	(926)	(1,094)
Accrual at July 31, 2023 (a)	$10,817	$1,057	$11,874
a)
Recorded in accrued payroll and incentives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2023 Annual Report and our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. This section sets forth key objectives and performance indicators used by us as well as key industry data tracked by us.

First Quarter Fiscal 2024 Highlights

Our operating results for the three months ended July 31, 2023 included the following:

•
Net sales were $114.2 million, an increase of $29.8 million, or 35.4%, over the comparable quarter last year.
•
Gross margin was 26.6% compared with gross margin of 37.3% for the comparable quarter last year.
•
Net income was $3.1 million, or $0.07 per diluted share, slightly lower than the comparable quarter last year.

Results of Operations

Net Sales and Gross Profit – For the Three Months Ended July 31, 2023

The following table sets forth certain information regarding net sales and gross profit for the three months ended July 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Handguns	$86,106	$59,367	$26,739	45.0%
Long Guns	18,782	14,105	4,677	33.2%
Other Products & Services	9,355	10,922	(1,567)	-14.3%
Total net sales	$114,243	$84,394	$29,849	35.4%
Cost of sales	83,842	52,923	30,919	58.4%
Gross profit	$30,401	$31,471	$(1,070)	-3.4%
% of net sales (gross margin)	26.6%	37.3%

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended July 31, 2023 and 2022 (units in thousands):

Total Units Shipped	2023	2022	# Change	% Change
Handguns	174	128	46	35.9%
Long Guns	39	28	11	39.3%

Sporting Goods Channel Units Shipped	2023	2022	# Change	% Change
Handguns	161	116	45	38.8%
Long Guns	33	25	8	32.0%

Professional Channel Units Shipped	2023	2022	# Change	% Change
Handguns	13	12	1	8.3%
Long Guns	6	3	3	100.0%

Sales of our handguns increased $26.7 million, or 45.0%, over the comparable quarter last year, primarily due to increased shipments of our revolvers, increased shipments of newly introduced products (defined as any new SKU not shipped in the comparable quarter last year), which represented 29.9% of handgun sales in the period, as well as a 5% price increase on select products that became effective in the second quarter of fiscal 2023. Handgun unit shipments into the sporting goods channel increased by 38.8% over the comparable quarter last year while overall consumer handgun demand decreased 13.4% (as indicated by adjusted background checks reported in the National Instant Criminal Background Check System, or NICS). During the current quarter, inventory in the channel increased slightly whereas, during the prior year comparable quarter, inventory in the channel declined.

Sales of our long guns increased $4.7 million, or 33.2%, over the comparable quarter last year, primarily due to increased shipments of newly introduced products, which represented 62.6% of long gun sales in the period. Long gun unit shipments into our sporting goods channel increased 32.0% over the comparable quarter last year while overall consumer demand for long guns decreased 13.2%, as indicated by NICS. During the current quarter, inventory in the channel increased slightly whereas, during the prior year comparable quarter, inventory in the channel declined.

Other products and services revenue decreased $1.6 million, or 14.3%, from the comparable quarter last year, primarily because of decreased sales of component parts and business-to-business services, partially offset by increased sales of handcuffs and licensing revenue.

New products represented 32.8% of sales for the three months ended July 31, 2023 and included five new pistols, one new long gun, and many new product line extensions.

Gross margin for the three months ended July 31, 2023 was 26.6% compared with gross margin of 37.3% for the comparable quarter last year, primarily because of a combination of unfavorable fixed-cost absorption due to lower production volume, the impact of inflation on raw materials and finished parts, which increased approximately 6.0% over the prior year comparable quarter, the impact of inflation on labor costs, particularly as it relates to entry level positions, and unfavorable inventory reserve adjustments, including amortization of capitalized variances, partially offset by a price increase that became effective in the second quarter of fiscal 2023.

Inventory balances decreased $6.4 million between April 30, 2023 and July 31, 2023. While inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results, it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors, including seasonality, new product introductions, news events, political events, and consumer tastes. We expect our inventory levels will decline by the end of the fiscal year due to the completion of a significant portion of the operational transition to the new Maryville facility combined with alignment of production capacity to channel inventory and consumer demand.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended July 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Research and development	$1,799	$1,673	$126	7.5%
Selling, marketing, and distribution	10,040	8,027	2,013	25.1%
General and administrative	14,213	17,854	(3,641)	-20.4%
Total operating expenses	$26,052	$27,554	$(1,502)	-5.5%
% of net sales	22.8%	32.6%

Research and development expenses remained relatively flat compared with the prior year comparable quarter with the slight increase due to additional headcount and sample costs associated with new product development. Selling, marketing, and distribution expenses increased $2.0 million primarily as a result of a $2.0 million impairment on distribution equipment related to the Relocation. General and administrative expenses decreased $3.6 million, primarily because of a decrease of $2.7 million in profit sharing expense and decreased legal-related expenses, partially offset by increased compensation-related expenses. Fiscal 2024 general and administrative expenses were also lower than the prior year comparable quarter due to a change in where sublease-related income is recorded. During the three months ended July 31, 2023, sublease income of $406,000 was recorded in general and administrative expenses whereas, in fiscal 2023, $544,000 was reported in other income/(expense).

Operating Income

The following table sets forth certain information regarding operating income for the three months ended July 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Operating income	$4,349	$3,917	$432	11.0%
% of net sales (operating margin)	3.8%	4.6%

Operating income for the three months ended July 31, 2023 increased $432,000 over the comparable quarter last year, primarily because of increased sales volumes, decreased profit sharing expenses, and decreased legal-related expenses. These favorable impacts were partially offset by unfavorable fixed cost absorption and unfavorable inventory reserve adjustments, including amortization of capitalized variances.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended July 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Income tax expense	$1,431	$845	$586	69.3%
% of income from operations (effective tax rate)	31.5%	20.3%		11.2%

Income tax expense increased $586,000 over the comparable quarter last year as a result of higher operating income. Excluding the impact of discrete stock compensation items, the effective tax rate would have been 24.7% and 23.6% for the period ended July 31, 2023 and 2022, respectively.

Net Income

The following table sets forth certain information regarding net income and the related per share data for the three months ended July 31, 2023 and 2022 (dollars in thousands, except per share data):

	2023	2022	$ Change	% Change
Income from operations	$3,118	$3,312	$(194)	-5.9%
Net income per share
Basic	$0.07	$0.07	$—	0.0%
Diluted	$0.07	$0.07	$—	0.0%

Net income for the three months ended July 31, 2023 was flat to the comparable quarter last year for the reasons outlined above.

Liquidity and Capital Resources

Our principal cash requirements are to (1) finance the growth of our operations, including working capital and capital expenditures; (2) fund the Relocation; and (3) return capital to stockholders. Capital expenditures for the Relocation, new product development, and repair and replacement of equipment represent important cash needs.

The following table sets forth certain cash flow information for the three months ended July 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Operating activities	$40,630	$7,145	$33,485	468.7%
Investing activities	(32,067)	(11,586)	(20,481)	-176.8%
Financing activities	(6,640)	(5,835)	(805)	-13.8%
Total cash flow	$1,923	$(10,276)	$12,199	-118.7%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flows. Cash provided by operating activities was $40.6 million for the three months ended July 31, 2023 compared with $7.1 million of cash generated for the three months ended July 31, 2022. Cash provided by operating activities for the three months ended July 31, 2023 was positively impacted by a $52.2 million incremental decrease in inventory resulting from increased sales and lower production, partially offset by a $11.9 million incremental increase in accounts receivable due to increased sales, and a $5.3 million incremental decrease in accrued expenses due to a reduction in federal excise tax payable.

Investing Activities

Cash used in investing activities increased $20.5 million for the three months ended July 31, 2023 compared with the prior year comparable period. We paid $32.1 million for capital expenditures for the three months ended July 31, 2023, of which $30.4 million related to the Relocation, including $443,000 for capitalized interest. Excluding payments related to the Relocation, we expect to spend between $20.0 million and $25.0 million on capital expenditures in fiscal 2024.

We expect to spend between $70.0 million and $75.0 million on capital expenditures related to the Relocation in fiscal 2024, of which $50.0 million to $55.0 million is for the construction of the facility.

Financing Activities

Cash used in financing activities was $6.6 million for the three months ended July 31, 2023, which was primarily the result of a $5.5 million dividend distribution. Cash used in financing activities was $5.8 million for the three months ended July 31, 2022, which was primarily the result of a $4.6 million dividend distribution.

Finance Lease – We are a party to a material finance lease, the Missouri Lease, which is a $46.2 million lease for our Missouri distribution center that has an effective interest rate of approximately 5.0% and is payable in 240 monthly installments through fiscal 2039. The building is pledged to secure the amounts outstanding. During fiscal 2024, we paid approximately $305,000 in principal payments relating to the Missouri Lease. With the completion of the Separation, we entered into the Missouri Sublease. On July 16, 2022, we entered into an amendment to the Missouri Sublease, increasing the subleased space to 64.7% of the facility under the same terms as the Missouri Lease. On January 31, 2023, we entered into the Assignment and Assumption Agreement and the Amended and Restated Guaranty. We intend to terminate the Missouri Sublease on or around the effective date of the Assignment and Assumption Agreement. We recorded $581,000 of income related to the Missouri Sublease, of which $289,000 was recorded in general and administrative expenses and $292,000 was recorded in interest income in our condensed consolidated statements of income.

Credit Facilities — We maintain an unsecured revolving line of credit with TD Bank, N.A. and other lenders, or the Lenders, which includes availability up to $100.0 million at any one time, or the Revolving Line. The Revolving Line provides for availability for general corporate purposes, with borrowings to bear interest at either the Base Rate or SOFR rate, plus an applicable margin based on our consolidated leverage ratio, as of July 31, 2023. The credit agreement also provides a swingline facility in the maximum amount of $5.0 million at any one time (subject to availability under the Revolving Line). Each swingline loan bears interest at the Base Rate, plus an applicable margin based on our consolidated leverage ratio. In response to a Springing Lien Triggering Event (as defined in the credit agreement), we would be required to enter into certain documents that create in favor of TD Bank, N.A., as administrative agent, and the lenders party to such documents as legal, valid, and enforceable first priority lien on the collateral described therein. Subject to the satisfaction of certain terms and conditions described in the credit agreement, we have an option to increase the Revolving Line by an aggregate amount not exceeding $50.0 million. The Revolving Line matures on the earlier of August 24, 2025, or the date that is six months in advance of the earliest maturity of any permitted notes under the credit agreement. On April 28, 2023, we entered into an amendment to our existing credit agreement to, among other things, replace LIBOR with SOFR as the interest rate benchmark and amend the definition of “Consolidated Fixed Charge Coverage Ratio” to exclude unfinanced capital expenditures in connection with the Relocation.

As of July 31, 2023, we had $25.0 million of borrowings outstanding on the Revolving Line, bearing interest at a rate of 6.82%, which was equal to the SOFR rate plus an applicable margin.

The credit agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. We were in compliance with all debt covenants as of July 31, 2023.

Dividends — In June 2023, our Board of Directors authorized a regular quarterly dividend for stockholders of $0.12 per share. The current dividend will be for stockholders of record as of market close on September 21, 2023 and will be payable on October 5, 2023.

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

As of July 31, 2023, we had $55.5 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our finance leases and other commitments, for the next 12 months.

Other Matters

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant accounting policies are disclosed in Note 2 of the Notes to the Consolidated Financial Statements in our Fiscal 2023 Annual Report. The most significant areas involving our judgments and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2023 Annual Report, to which there have been no material changes. Actual results could differ from our estimates.

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements, if any, is discussed in Note 2—Basis of Presentation to our condensed consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended July 31, 2023, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2023, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of July 31, 2023, we had no authorized share repurchase programs.

Item 5. Other Information

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions, or written plans for the purchase and sale of our securities by our Section 16 officers and directors for the three months ended July 31, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or a Rule 10b5-1 Plan, were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Robert L. Scott	Director	Adoption of Rule 10b5-1 Plan	June 28, 2023	March 29, 2024	12,000

Robert L. Scott, one of our directors, entered into a Rule 10b5-1 Plan on June 28, 2023. Mr. Scott's Rule 10b5-1 Plan provides for the potential sale of up to 12,000 shares of our common stock and expires on March 29, 2024, or upon the earlier completion of all the transactions authorized thereunder.

During the three months ended July 31, 2023, none of our directors or officers adopted or terminated a "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (immediately preceding the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

INDEX TO EXHIBITS

3.1	Amended and Restated Bylaws, dated June 27, 2023 (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

___________________________________________

(1) Incorporated by reference to the Registrant's Form 8-K filed with the SEC on June 30, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH & WESSON BRANDS, INC. a Nevada corporation

Date: September 7, 2023	By:	/s/ Mark P. Smith
Mark P. Smith
President and Chief Executive Officer

Date: September 7, 2023	By:	/s/ Deana L. McPherson
Deana L. McPherson
Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary