Form 10-Q
period 2023-10-31
SMITH & WESSON BRANDS, INC.
filed 2023-12-07
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

The registrant had 45,639,351 shares of common stock, par value $0.001, outstanding as of December 5, 2023.

SMITH & WESSON BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended October 31, 2023 and 2022

Smith & Wesson®, S&W®, M&P®, M&P Shield®, Performance Center®, Airlite®, Airweight®, American Guardians®, America’s Master Gunmaker®, Armornite®, Arrow®, Aurora®, Aurora-II®, Blast Jacket®, Bodyguard®, Carry Comp®, Chiefs Special®, Club 1852®, Compass®, Competitor®, Contender®, CSX®, Dagger®, Encore®, E-Series®, EZ®, Flextech®, G-Core®, Gemtech®, Gemtech Suppressors®, Gemtech World-Class Silencers®, GM®, GM-S1®, GMT-Halo®, Governor®, Integra®, Lady Smith®, Lever Lock®, Lunar®, M&P FPC®, M2.0®, Mag Express®, Magnum®, Maxi-Hunter®, Mist-22®, Mountain Gun®, Number 13®, PC®, Power Rod®, Protected by Smith & Wesson®, Put A Legend On Your Line®, QLA®, Quick Load Accurizor®, Quickmount®, Shield®, Smith & Wesson Collectors Association®, Smith & Wesson Performance Center®, Smith & Wesson Precision Components®, Speed Breech®, Speed Breach XT®, SW Equalizer®, SW22 Victory®, Swing Hammer®, T/C®, T/CR22®, T17®, The S&W Bench®, The Sigma Series®, Thompson/Center®, Trek®, Triumph®, U-View®, Volunteer®, and Weather Shield® are some of the registered U.S. trademarks of our company or one of our subsidiaries. This report also may contain trademarks and trade names of other companies.

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding our intention to terminate the Missouri Sublease (as defined herein) on or around the effective date of the Assignment and Assumption Agreement (as defined herein); our intention to occupy our Connecticut facility at least through May 4, 2024, the end of the current lease term; that we may seek to extend the lease for the Connecticut facility through the end of calendar 2024; our belief that there are no indications of impairment relating to right-of-use assets; expected undiscounted cashflows, based on the Missouri Sublease, for future periods; lease payments for all our operating and finance leases for future periods; the outcome of the lawsuits to which we are subject and their effect on us; our belief that the remaining claims asserted by Gemini (as defined herein) and plaintiffs in a putative class action against us have no merit and that we intend to aggressively defend these actions; our belief with respect to certain matters described in the Commitments and Contingencies – Litigation section, that the allegations are unfounded and that any incident and any results from them or any injuries were due to negligence or misuse of the firearm by the claimant or a third party; our belief that our accruals for product liability cases and claims are a reasonable quantitative measure of the cost to us of product liability cases and claims; our belief that we have provided adequate accruals for defense costs; our intention, in connection with our new facility in Maryville, Tennessee, to incur, or cause to be incurred, no less than $120.0 million in aggregate capital expenditures on or before December 31, 2025, create no less than 620 new jobs, and sustain an average hourly wage of at least $25.97 at the facility; our expectation, when adding the cost of machinery and equipment, to spend between $160.0 million and $170.0 million through the end of fiscal 2024; our intention, with respect to assets associated with our assembly operations in Massachusetts, to either move those assets to the Tennessee facility at the appropriate time or sell or sublease those assets that will not be moved; our expectation that subsequent to the Relocation, our Massachusetts facility will continue to remain an important part of our manufacturing activities with significant portions of the operations being unaffected by the Relocation; our intention to relocate a portion of our plastic injection molding operations to the Tennessee facility and evaluate selling the remaining molding operations utilized in our Connecticut facility to a third party; our intention to continue to evaluate possible losses associated with any impairment of the Connecticut facility assets as we determine which assets may be sold; our belief that inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results; our expectation that our inventory levels will decline by the end of the fiscal year due to the completion of a significant portion of the operational transition to the new Tennessee facility combined with alignment of production capacity to channel inventory and consumer demand; our expectation for capital expenditures in fiscal 2024, excluding payments related to the Relocation; factors affecting our future capital requirements; availability of equity or debt financing on acceptable terms, if at all; the record date and payment date for our dividend; and our belief that our existing capital resources and credit facilities will be adequate to fund our operations, including our finance leases and other commitments, for the next 12 months. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q reflect our views as of the date hereof about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among others, economic, political, social, legislative, regulatory, inflationary, and health factors; the potential for increased regulation of firearms and firearm-related products; actions of social activists that could have an adverse effect on our business; the impact of lawsuits; the demand for our products; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; our competitive environment; the supply, availability, and costs of raw materials and components; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to effectively manage and execute the Relocation; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; our penetration rates in new and existing markets; our strategies; our ability to maintain and enhance brand recognition and reputation; our ability to introduce new products; the success of new products; our ability to expand our markets; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2023, or the Fiscal 2023 Form 10-K.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	October 31, 2023	April 30, 2023
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$44,192	$53,556
Accounts receivable, net of allowances for credit losses of $22 on October 31, 2023 and $23 on April 30, 2023	59,773	55,153
Inventories	163,291	177,118
Prepaid expenses and other current assets	9,870	4,917
Income tax receivable	4,713	1,176
Total current assets	281,839	291,920
Property, plant, and equipment, net	253,253	210,330
Intangibles, net	2,823	3,588
Goodwill	19,024	19,024
Deferred income taxes	8,085	8,085
Other assets	7,949	8,347
Total assets	$572,973	$541,294
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,536	$36,795
Accrued expenses and deferred revenue	23,197	20,149
Accrued payroll and incentives	19,889	18,565
Accrued income taxes	190	1,831
Accrued profit sharing	1,504	8,203
Accrued warranty	1,578	1,670
Total current liabilities	90,894	87,213
Notes and loans payable (Note 4)	64,836	24,790
Finance lease payable, net of current portion	36,209	36,961
Other non-current liabilities	7,532	7,707
Total liabilities	199,471	156,671
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 75,322,622 shares issued and 45,636,482 shares outstanding on October 31, 2023 and 75,029,300 shares issued and 45,988,930 shares outstanding on April 30, 2023	75	75
Additional paid-in capital	286,341	283,666
Retained earnings	517,682	523,184
Accumulated other comprehensive income	73	73
Treasury stock, at cost (29,686,140 shares on October 31, 2023 and 29,040,370 shares on April 30, 2023)	(430,669)	(422,375)
Total stockholders’ equity	373,502	384,623
Total liabilities and stockholders' equity	$572,973	$541,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net sales	$124,958	$121,035	$239,201	$205,429
Cost of sales	93,192	81,773	177,034	134,696
Gross profit	31,766	39,262	62,167	70,733
Operating expenses:
Research and development	1,724	1,869	3,522	3,542
Selling, marketing, and distribution	10,952	9,431	20,993	17,458
General and administrative	15,322	15,435	29,536	33,288
Total operating expenses	27,998	26,735	54,051	54,288
Operating income	3,768	12,527	8,116	16,445
Other income/(expense), net:
Other income/(expense), net	141	790	188	1,463
Interest (expense)/income, net	(646)	(420)	(492)	(854)
Total other (expense)/income, net	(505)	370	(304)	609
Income from operations before income taxes	3,263	12,897	7,812	17,054
Income tax expense	765	3,249	2,196	4,094
Net income	$2,498	$9,648	$5,616	$12,960
Net income per share:
Basic - net income	$0.05	$0.21	$0.12	$0.28
Diluted - net income	$0.05	$0.21	$0.12	$0.28
Weighted average number of common shares outstanding:
Basic	45,977	45,815	46,042	45,777
Diluted	46,361	46,106	46,458	46,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at July 31, 2022	74,811	$75	$278,297	$503,376	$73	29,040	$(422,375)	$359,446
Stock-based compensation	—	—	1,428	—	—	—	—	1,428
Shares issued under employee stock purchase plan	85	—	753	—	—	—	—	753
Issuance of common stock under restricted stock unit awards, net of shares surrendered	39	—	(58)	—	—	—	—	(58)
Dividends issued	—	—	—	(4,577)	—	—	—	(4,577)
Net income	—	—	—	9,648	—	—	—	9,648
Balance at October 31, 2022	74,935	$75	$280,420	$508,447	$73	29,040	$(422,375)	$366,640

Balance at April 30, 2022	74,641	$75	$278,101	$504,640	$73	29,040	$(422,375)	$360,514
Stock-based compensation	—	—	2,605	—	—	—	—	2,605
Shares issued under employee stock purchase plan	85	—	753	—	—	—	—	753
Issuance of common stock under restricted stock unit awards, net of shares surrendered	209	—	(1,039)	—	—	—	—	(1,039)
Dividends issued	—	—	—	(9,153)	—	—	—	(9,153)
Net income	—	—	—	12,960	—	—	—	12,960
Balance at October 31, 2022	74,935	$75	$280,420	$508,447	$73	29,040	$(422,375)	$366,640

Balance at July 31, 2023	75,184	$75	$284,176	$520,766	$73	29,040	$(422,375)	$382,715
Stock-based compensation	—	—	1,484	—	—	—	—	1,484
Shares issued under employee stock purchase plan	83	—	722	—	—	—	—	722
Issuance of common stock under restricted stock unit awards, net of shares surrendered	56	—	(41)	—	—	—	—	(41)
Repurchase of treasury stock	—	—	—	—	—	646	(8,294)	(8,294)
Unpaid dividends accrued	—	—	—	(38)	—	—	—	(38)
Dividends issued	—	—	—	(5,544)	—	—	—	(5,544)
Net income	—	—	—	2,498	—	—	—	2,498
Balance at October 31, 2023	75,323	$75	$286,341	$517,682	$73	29,686	$(430,669)	$373,502

Balance at April 30, 2023	75,029	$75	$283,666	$523,184	$73	29,040	$(422,375)	$384,623
Stock-based compensation	—	—	2,759	—	—	—	—	2,759
Shares issued under employee stock purchase plan	83		722	—	—	—	—	722
Issuance of common stock under restricted stock unit awards, net of shares surrendered	211	—	(806)	—	—	—	—	(806)
Repurchase of treasury stock	—	—	—	—	—	646	(8,294)	(8,294)
Unpaid dividends accrued	—	—	—	(38)	—	—	—	(38)
Dividends issued	—	—	—	(11,080)	—	—	—	(11,080)
Net income	—	—	—	5,616	—	—	—	5,616
Balance at October 31, 2023	75,323	$75	$286,341	$517,682	$73	29,686	$(430,669)	$373,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended October 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$5,616	$12,960
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	17,327	15,171
Loss/(gain) on sale/disposition of assets	682	(43)
Provision for recoveries on notes and accounts receivable	(1)	(13)
Stock-based compensation expense	2,759	2,605
Changes in operating assets and liabilities:
Accounts receivable	(4,619)	18,324
Inventories	13,827	(59,814)
Prepaid expenses and other current assets	(4,953)	(2,493)
Income taxes	(5,178)	(11,555)
Accounts payable	14,682	5,889
Accrued payroll and incentives	1,324	(329)
Accrued profit sharing	(6,699)	(7,915)
Accrued expenses and deferred revenue	2,859	307
Accrued warranty	(92)	(130)
Other assets	397	521
Other non-current liabilities	(175)	(1,650)
Net cash provided by/(used in) operating activities	37,756	(28,165)
Cash flows from investing activities:
Payments to acquire patents and software	(125)	(256)
Proceeds from sale of property and equipment	45	85
Payments to acquire property and equipment	(66,983)	(39,419)
Net cash used in investing activities	(67,063)	(39,590)
Cash flows from financing activities:
Proceeds from loans and notes payable	50,000	—
Payments on notes and loans payable	(10,000)	—
Payments on finance lease obligation	(681)	(559)
Payments to acquire treasury stock	(8,212)	—
Dividend distribution	(11,080)	(9,153)
Proceeds to acquire common stock from employee stock purchase plan	722	753
Payment of employee withholding tax related to restricted stock units	(806)	(1,039)
Net cash provided by/(used in) financing activities	19,943	(9,998)
Net decrease in cash and cash equivalents	(9,364)	(77,753)
Cash and cash equivalents, beginning of period	53,556	120,728
Cash and cash equivalents, end of period	$44,192	$42,975
Supplemental disclosure of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$1,725	$1,089
Income taxes	$7,353	$15,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Supplemental Disclosure of Non-cash Investing Activities:

	For the Six Months Ended October 31,
	2023	2022
	(In thousands)
Purchases of property and equipment included in accounts payable	$8,826	$9,655
Capital lease included in accrued expenses and finance lease payable	694	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2023 and 2022

(1) Organization:

We are one of the world’s leading manufacturers and designers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles), handcuffs, firearm suppressors, and other firearm-related products for sale to a wide variety of customers, including firearm enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our products under the Smith & Wesson and Gemtech brands. We manufacture our products at our facilities in Springfield, Massachusetts; Houlton, Maine; Deep River, Connecticut; and Maryville, Tennessee. We also sell our manufacturing services to other businesses to attempt to level-load our factories. We sell those services under our Smith & Wesson and Smith & Wesson Precision Components brands. During the quarter ended October 31, 2023, we began manufacturing and distribution activities from our new Maryville, Tennessee facility. See Note 9 — Commitments and Contingencies and Note 10 — Restructuring for more information regarding this plan.

(2) Basis of Presentation:

Interim Financial Information – The condensed consolidated balance sheet as of October 31, 2023, the condensed consolidated statements of income for the three and six months ended October 31, 2023 and 2022, the condensed consolidated statements of changes in stockholders’ equity for the three and six months ended October 31, 2023 and 2022, and the condensed consolidated statements of cash flows for the six months ended October 31, 2023 and 2022 have been prepared by us without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows for the three and six months ended October 31, 2023 and for the periods presented, have been included. All intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2023 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Fiscal 2023 Form 10-K. The results of operations for the three and six months ended October 31, 2023 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2024, or any other period.

(3) Leases:

We lease certain of our real estate, machinery, equipment, and photocopiers under non-cancelable operating and finance lease agreements.

We recognize expenses for our operating lease assets and liabilities at the commencement date based on the present value of lease payments over the lease term. Our leases do not provide an implicit interest rate. We use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Our lease agreements do not require material variable lease payments or residual value guarantees, nor do they include restrictive covenants. For operating leases, we recognize expense on a straight-line basis over the lease term. Tenant improvement allowances are recorded as an offsetting adjustment included in our calculation of the respective right-of-use asset.

Many of our leases include renewal options that enable us to extend the lease term. The execution of those renewal options is at our sole discretion and renewals are reflected in the lease term when they are reasonably certain to be exercised. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2023 and 2022

The amounts of assets and liabilities related to our operating and financing leases as of October 31, 2023 were as follows (in thousands):

	Balance Sheet Caption	October 31, 2023
Operating Leases
Right-of-use assets		$5,994
Accumulated amortization		(4,787)
Right-of-use assets, net	Other assets	$1,207

Current liabilities	Accrued expenses and deferred revenue	$727
Non-current liabilities	Other non-current liabilities	678
Total operating lease liabilities		$1,405
Finance Leases
Right-of-use assets		$41,631
Accumulated depreciation		(10,580)
Right-of-use assets, net	Property, plant, and equipment, net	$31,051

Current liabilities	Accrued expenses and deferred revenue	$1,498
Non-current liabilities	Finance lease payable, net of current portion	36,209
Total finance lease liabilities		$37,707

During the three months ended October 31, 2023, we recorded $411,000 of operating lease costs, of which $41,000 related to short-term leases that were not recorded as right-of-use assets. We recorded $566,000 of finance lease amortization and $475,000 of financing lease interest expense for the three months ended October 31, 2023. As of October 31, 2023, the weighted average lease term and weighted average discount rate for our operating leases was 2.8 years and 4.4%, respectively. As of October 31, 2023, the weighted average lease term and weighted average discount rate for our financing leases were 14.8 years and 5.0%, respectively, and consisted primarily of our Missouri facility. The building is pledged to secure the amounts outstanding. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

On October 26, 2017, we entered into (a) a lease agreement with Ryan Boone County, LLC, or the Original Missouri Landlord, concerning certain real property located in Boone County, Missouri on which we had, until recently, been operating a distribution center, or the Missouri Lease, and (b) a guaranty in favor of the Original Missouri Landlord, or the Guaranty. With the completion of the spin-off of our outdoor products and accessories business on August 24, 2020, or the Separation, we entered into a sublease whereby American Outdoor Brands, Inc., our former wholly owned subsidiary, or AOUT, subleases from us 59.0% of our Missouri distribution center under the same terms as the Missouri Lease, or the Missouri Sublease. On July 16, 2022, we entered into an amendment to the Missouri Sublease, increasing the leased space to 64.7% of the facility under the same terms as the Missouri Lease. On January 31, 2023, we entered into (i) an assignment and assumption agreement with AOUT, pursuant to which AOUT will assume all of our rights, entitlement, and obligations in, to, and under the Missouri Lease, in each case effective on January 1, 2024, subject to a number of conditions precedent, or the Assignment and Assumption Agreement, and (ii) an amended and restated guaranty in favor of RCS-S&W Facility, LLC, as successor in interest to the Original Missouri Landlord, pursuant to which Smith & Wesson Sales Company was added as a guarantor, or the Amended and Restated Guaranty. We intend to terminate the Missouri Sublease on or around the effective date of the Assignment and Assumption Agreement. As of October 31, 2023, income related to the Missouri Sublease was $1.3 million, of which $722,000 was recorded in general and administrative expenses and $581,000 was recorded in interest expense, net, in our condensed consolidated statements of income. In addition, we intend to occupy our Connecticut facility at least through May 4, 2024, the end of the current lease term and may seek to extend the lease through the end of calendar 2024. We do not currently believe there are any indications of impairment relating to these right-of-use assets.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2023 and 2022

The following table represents future expected undiscounted cashflows, based on the sublease agreement with AOUT, to be received on an annual basis for the next five years and thereafter, as of October 31, 2023 (in thousands):

Fiscal	Amount
2024	$1,399
2025	3,180
2026	3,235
2027	3,292
2028	3,350
Thereafter	38,906
Total future sublease receipts	53,362
Less amounts representing interest	(16,408)
Present value of sublease receipts	$36,954

Future lease payments for all our operating and finance leases for succeeding fiscal years is as follows (in thousands):

	Operating	Financing	Total
2024	$650	$1,675	$2,325
2025	324	3,378	3,702
2026	301	3,433	3,734
2027	272	3,490	3,762
2028	125	3,424	3,549
Thereafter	—	38,906	38,906
Total future lease payments	1,672	54,306	55,978
Less amounts representing interest	(267)	(16,599)	(16,866)
Present value of lease payments	1,405	37,707	39,112
Less current maturities of lease liabilities	(727)	(1,498)	(2,225)
Long-term maturities of lease liabilities	$678	$36,209	$36,887

During the three and six months ended October 31, 2023, the cash paid for amounts included in the measurement of liabilities and operating cash flows was $1.2 million and $2.3 million, respectively.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2023 and 2022

As of October 31, 2023, we had $65.0 million of borrowings outstanding on the Revolving Line, bearing interest at an average rate of 7.17%, which is equal to the SOFR rate plus an applicable margin. As a result of the construction associated with the Relocation, $665,000 of interest has been capitalized for the six months ended October 31, 2023.

The Amended and Restated Credit Agreement contains customary limitations, including limitations on indebtedness, liens, fundamental changes to business or organizational structure, investments, loans, advances, guarantees, and acquisitions, asset sales, dividends, stock repurchases, stock redemptions, and the redemption or prepayment of other debt, and transactions with affiliates. We are also subject to financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of October 31, 2023, we were compliant with all required financial covenants.

Letters of Credit — At October 31, 2023, we had outstanding letters of credit aggregating $2.7 million, which included a $1.5 million letter of credit to collateralize our captive insurance company.

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $44.2 million and $53.6 million as of October 31, 2023 and April 30, 2023, respectively. The carrying value of our revolving line of credit approximated the fair value as of October 31, 2023. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

We did not have any Level 2 or Level 3 financial assets or liabilities as of October 31, 2023.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2023 and 2022

(6) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or net realizable value, as of October 31, 2023 and April 30, 2023 (in thousands):

	October 31, 2023	April 30, 2023
Finished goods	$95,646	$93,705
Finished parts	47,980	65,460
Work in process	7,026	6,821
Raw material	12,639	11,132
Total inventories	$163,291	$177,118

(7) Accrued Expenses and Deferred Revenue:

The following table sets forth other accrued expenses as of October 31, 2023 and April 30, 2023 (in thousands):

	October 31, 2023	April 30, 2023
Accrued taxes other than income	$5,250	$3,703
Accrued employee benefits	3,339	3,256
Accrued settlement	3,200	—
Accrued distributor incentives	2,931	1,640
Accrued other	2,494	4,597
Accrued professional fees	2,145	2,596
Accrued rebates and promotions	1,613	1,649
Current portion of finance lease obligation	1,498	1,434
Current portion of operating lease obligation	727	1,274
Total accrued expenses and deferred revenue	$23,197	$20,149

(8) Stockholders’ Equity:

Treasury Stock

On September 19, 2023, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions. Through the three months ended October 31, 2023, we repurchased 645,770 shares of our common stock for $8.2 million under this authorization. There were no common stock purchases through the six months ended October 31, 2022, nor were there any unfulfilled authorizations.

Earnings per Share

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended October 31, 2023 and 2022 (in thousands, except per share data):

	For the Three Months Ended October 31,
	2023			2022
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$2,498	45,977	$0.05	$9,648	45,815	$0.21
Effect of dilutive stock awards	—	384	—	—	291	—
Diluted earnings	$2,498	46,361	$0.05	$9,648	46,106	$0.21

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2023 and 2022

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the six months ended October 31, 2023 and 2022 (in thousands, except per share data):

	For the Six Months Ended October 31,
	2023			2022
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$5,616	46,042	$0.12	$12,960	45,777	$0.28
Effect of dilutive stock awards	—	416	—	—	327	—
Diluted earnings	$5,616	46,458	$0.12	$12,960	46,104	$0.28

For the three months ended October 31, 2023 and 2022, the amount of restricted stock units, or RSUs, excluded from the computation of diluted earnings per share was 15,719 and 23,264, respectively, because the effect would be antidilutive. For the six months ended October 31, 2023 and 2022, the amount of shares excluded from the computation of diluted earnings per share was 18,028 and 25,730, respectively, because the effect would be antidilutive.

Incentive Stock and Employee Stock Purchase Plans

In September 2022, our stockholders approved the 2022 Incentive Stock Plan under which employees and non-employees may be granted stock options, restricted stock awards, restricted stock units, stock appreciation rights, bonus stock and awards in lieu of obligations, performance awards, and dividend equivalents.

We have an Employee Stock Purchase Plan, or the ESPP, under which each participant is granted an option to purchase our common stock at a discount on each subsequent exercise date during the offering period (as such terms are defined in the ESPP) in accordance with the terms of the ESPP.

The total stock-based compensation expense, including stock options, purchases under our ESPP, RSUs, and performance-based RSUs, or PSUs, was $2.8 million and $2.6 million for the six months ended October 31, 2023 and 2022, respectively. We include stock-based compensation expense in cost of sales, sales, marketing, and distribution, research and development, and general and administrative expenses.

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

During the six months ended October 31, 2023, we granted an aggregate of 357,357 RSUs, including 180,814 RSUs to non-executive officer employees, 117,724 RSUs to our executive officers, and 58,819 RSUs to our directors. During the six months ended October 31, 2023, we granted 176,583 PSUs to certain of our executive officers. During the six months ended October 31, 2023, we cancelled 158,100 PSUs as a result of the failure to satisfy the performance metric and 13,287 RSUs as a result of the service conditions not being met. In connection with the vesting of RSUs, during the six months ended October 31, 2023, we delivered common stock to our employees, former employees, and directors, including our executive officers, with a total market value of $6.5 million. In connection with a 2019 grant, which vested in fiscal 2023, we delivered market-condition PSUs to certain of our executive officers and a former executive officer with a total market value of $664,000.

During the six months ended October 31, 2022, we granted an aggregate of 286,218 RSUs, including 157,227 RSUs to non-executive officer employees, 72,494 RSUs to our executive officers, and 56,497 RSUs to our directors. During the six months ended October 31, 2022, we granted 108,736 PSUs to certain of our executive officers. During the six months ended October 31, 2022, we cancelled 3,996 RSUs as a result of the service conditions not being met. In connection with the vesting of RSUs, during the six months ended October 31, 2022, we delivered common stock to our employees, former employees, and directors, including our executive officers, with a total market value of $3.9 million. In connection with a 2018 grant, which vested in fiscal 2022, we delivered market-condition PSUs to certain of our executive officers and a former executive officer with a total market value of $1.2 million. In addition,

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2023 and 2022

in connection with a 2019 grant, 57,600 PSUs vested to certain of our executive officers and a former executive officer, which resulted from achieving the maximum performance of 200.0% of target for the original 28,800 PSUs granted.

A summary of activity for unvested RSUs and PSUs for the six months ended October 31, 2023 and 2022 is as follows:

	For the Six Months Ended October 31,
	2023		2022
		Weighted			Weighted
	Total # of	Average	Total # of		Average
	Restricted	Grant Date	Restricted		Grant Date
	Stock Units	Fair Value	Stock Units		Fair Value
RSUs and PSUs outstanding, beginning of period	932,705	$13.14	827,930		$13.30
Awarded	533,940	12.07	423,754	(a)	13.53
Released	(276,977)	11.43	(281,135)		13.88
Forfeited	(171,387)	10.69	(3,996)		15.23
RSUs and PSUs outstanding, end of period	1,018,281	$13.47	966,553		$13.23

(a)
Includes 43,200 PSUs vested during the six months ended October 31, 2023, in connection with achieving maximum performance targets for the 2019.

As of October 31, 2023, there was $6.0 million of unrecognized compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average remaining contractual term of 1.7 years.

(9) Commitments and Contingencies:

Litigation

In January 2018, Gemini Technologies, Incorporated, or Gemini, commenced an action against us in the U.S. District Court for the District of Idaho, or the District Court. The complaint alleges, among other things, that we breached the earn-out and other provisions of the asset purchase agreement and ancillary agreements between the parties in connection with our acquisition of the Gemtech business from Gemini. The complaint seeks a declaratory judgment interpreting various terms of the asset purchase agreement and damages in the sum of $18.6 million. In May 2018, the District Court dismissed the complaint on the grounds of forum non conveniens. In June 2018, Gemini appealed that decision to the U.S. Court of Appeals for the Ninth Circuit, or the Ninth Circuit. In July 2019, the Ninth Circuit reversed the dismissal and remanded the case to the District Court to perform a traditional forum non conveniens analysis. In September 2019, the parties stipulated that they do not contest that the venue is proper in the District of Idaho. In November 2019, we filed an answer to Gemini’s complaint and a counterclaim against Gemini and its stockholders at the time of the signing of the asset purchase agreement. Plaintiffs amended their complaint to add a claim of fraud in the inducement. In September 2021, Gemini filed a motion for summary judgment seeking to dismiss our counterclaim. In June 2022, the court denied Gemini's motion for summary judgment. Gemini filed a second motion for summary judgment, and on August 14, 2023, the court again denied Gemini’s motion. On November 22, 2023, we entered into a settlement agreement with plaintiffs on the indemnity and counterclaims. On the same day, plaintiffs filed a motion for leave, seeking to file a second amended complaint. We believe the remaining claims asserted in the complaint have no merit, and we intend to aggressively defend this action.

We are a defendant in five product liability cases and are aware of five other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed in August 1999 by the city of Gary, Indiana, or the City, against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. In January 2018, the Lake Superior Court, County of Lake, Indiana granted defendants’ Motion for Judgment on the Pleadings, dismissing the case in its entirety. In February 2018, plaintiffs appealed the dismissal to the Indiana Court of Appeals. In May 2019, the Indiana Court of Appeals issued a decision, which affirmed in part and reversed in part, and remanded for further proceedings, the trial court’s dismissal of the City’s complaint. In July 2019, defendants filed a Petition to Transfer jurisdiction to the Indiana Supreme Court. In November 2019, the Indiana Supreme Court denied defendants' petition to transfer, and the case was returned to the trial court. Discovery remains ongoing.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2023 and 2022

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

In May 2020, we were named in an action related to the Chabad of Poway synagogue shooting that took place in April 2019. The complaint was filed in the Superior Court of the State of California, for the County of San Diego – Central, and asserts claims against us for product liability, unfair competition, negligence, and public nuisance. The plaintiffs allege they were present at the synagogue on the day of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory and punitive damages, attorneys’ fees, and injunctive relief. In September 2020, we filed a demurrer and motion to strike, seeking to dismiss plaintiffs’ complaint. In July 2021, the court granted our motion in part, and reversed it in part, ruling that (1) the PLCAA barred plaintiffs’ product liability action; (2) plaintiffs did not have standing to maintain an action under the Unfair Competition Law for personal injury related damages, but gave plaintiffs leave to amend to plead an economic injury; and (3) the PLCAA did not bar plaintiffs’ ordinary negligence and public nuisance actions because plaintiffs had alleged that we violated 18 U.S.C. Section 922(b)(4), which generally prohibits the sale of fully automatic “machineguns.” In August 2021, we filed a Petition for Writ of Mandate in the Court of Appeal of the State of California, Fourth Appellate District, Division One. In September 2021, the Court of Appeal denied our appeal. In February 2022, the court consolidated the case with three related cases, in which we are not a party. In March 2022, the court granted our motion, dismissing plaintiffs’ Unfair Competition Law claim, without further leave to amend. Discovery is ongoing. On February 28, 2023, we filed a motion for summary judgment. On May 19, 2023, the court denied our motion for summary judgment without prejudice and allowed plaintiffs time for additional, limited discovery. A hearing on our renewed motion for summary judgment is scheduled for January 12, 2024, and the trial date has been moved to August 30, 2024.

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

In September 2022, we were named as defendants in 12 nearly identical, separate actions related to a shooting in Highland Park, Illinois on July 4, 2022. The complaints were filed in the Circuit Court of the Nineteenth Judicial Circuit in Lake County, Illinois and assert claims against us for negligence and for deceptive and unfair practices under the Illinois Consumer Fraud and Deceptive Business Practices Act. Plaintiffs also name as defendants the website and retailer that sold the firearm, the shooter, and the shooter’s father. The plaintiffs allege they were present at a parade at the time of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory damages, attorneys’ fees, and injunctive relief. We filed motions for removal of each case to the U.S. District Court for the Northern District of Illinois. In November 2022, we filed a motion to consolidate the cases for preliminary motion purposes. In December 2022, plaintiffs filed motions to remand the cases back to the state court. On January 20, 2023, we filed our opposition to plaintiffs’ motion to remand. On September 25, 2023, the court granted plaintiffs’ motion to remand. On October 16, 2023, we filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. On October 20, 2023, we filed a Motion for Stay of the Remand Order with the U.S. District Court, seeking a stay of the remand, pending our appeal to the Seventh Circuit. On October 30, 2023, the court granted a stay of the remand pending appeal. On November 8, 2023, plaintiffs filed a motion to lift the stay pending appeal. No decision has been issued to date on plaintiffs’ motion.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2023 and 2022

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

In March 2022, two plaintiffs, on behalf of a proposed class of current and former employees and temporary workers who worked at our Springfield facility from November 2018 to the present, filed a claim alleging non-payment of wages and overtime in violation of the Massachusetts Wage Act and Massachusetts Fair Wage Act. The case has not been certified as a class action. On September 21, 2023, the parties agreed to settle the matter, and are negotiating a formal settlement agreement, which will be subject to court approval.

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

We are also involved in a putative stockholder derivative lawsuit filed on December 5, 2023 in the Eighth Judicial District Court, Clark County, Nevada. The action was brought by plaintiffs seeking to act on our behalf against our directors and certain of our executive officers. The complaint alleges breach of fiduciary duties by knowingly allowing us to become exposed to significant liability for intentionally violating federal, state, and local laws through our manufacturing, marketing, and sale of “AR-15 style rifles”. The derivative plaintiffs seek damages on our behalf from the individual defendants, as well as reforms and improvements to our compliance procedures and governance policies.

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

For the Three and Six Months Ended October 31, 2023 and 2022

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

As part of the Relocation, on January 31, 2023, we entered into the Assignment and Assumption Agreement and the Amended and Restated Guaranty related to the Missouri facility. Assets associated with our distribution operations in Missouri were evaluated for cost recovery as we began the movement of inventory to the Tennessee facility during the fiscal quarter ended July 31, 2023. Consequently, as of October 31, 2023, we recorded an impairment of $1.9 million relating to equipment that we do not currently expect to utilize in the Tennessee facility nor to recover the net book value in a sale of the asset. Assets associated with certain of our assembly operations in Massachusetts continue to be fully utilized, and we intend to either move those assets to Tennessee at the appropriate time or sell or sublease those assets that will not be moved. Consequently, as of October 31, 2023, we do not believe we had an impairment related to the building or assets. Subsequent to the Relocation, we expect our Massachusetts facility will continue to remain an important part of our manufacturing activities with significant portions of the operations being unaffected by the Relocation.

In addition, we intend to relocate a portion of our plastic injection molding operations to the Tennessee facility. The relocation of these assets began in our second quarter of 2023. We will evaluate selling the remaining molding operations utilized in our Connecticut facility to a third party. As of October 31, 2023, most of the plastic injection molding machinery and equipment was being utilized, had been relocated to the Tennessee facility, or had been disposed. We will continue to evaluate possible losses associated with any impairment of such assets as we determine which assets may be sold.

(10) Restructuring:

As a result of the Relocation, $2.1 million and $3.1 million of restructuring charges were recorded in the three months ended October 31, 2023 and 2022, respectively, and $6.0 million and $5.3 million of restructuring charges were recorded in the six months ended October 31, 2023 and 2022, respectively.

The following table summarizes restructuring charges by line item for the three and six months ended October 31, 2023 and 2022 (in thousands):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2023	2022	2023	2022
Cost of sales	$409	$1,735	$1,312	$2,978
Research and development	—	—	—	3
Selling, marketing, and distribution	774	270	2,969	707
General and administrative	878	1,106	1,692	1,620
Total restructuring charges	$2,061	$3,110	$5,973	$5,308

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2023 and 2022

The components of the restructuring charges recorded in our condensed consolidated statements of income were as follows (in thousands):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2023	2022	2023	2022
Severance and employee-related benefits (a)	$(49)	$2,505	$881	$3,658
Relocation (a)	210	179	447	1,062
Public relations	922	—	922	—
Freight	199	—	199	—
Consulting services	246	206	456	266
Employee relations	469	135	926	230
Office rent and equipment	64	86	2,142	92
Total restructuring charges	$2,061	$3,110	$5,973	$5,308

a)
Recorded in accrued payroll and incentives.

The following table summarizes the activity in the severance and employee-related benefits and relocation accruals for the six months ended October 31, 2023 (in thousands):

	Severance and employee-related benefits	Relocation	Total
Accrual at April 30, 2023	$10,054	$1,746	$11,800
Charges	881	447	1,328
Cash payments and settlements	(926)	(1,395)	(2,321)
Accrual at October 31, 2023 (a)	$10,010	$798	$10,808

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

Second Quarter Fiscal 2024 Highlights

Our operating results for the three months ended October 31, 2023 included the following:

•
Net sales were $125.0 million, an increase of $3.9 million, or 3.2%, over the comparable quarter last year.
•
Gross margin was 25.4% compared with gross margin of 32.4% for the comparable quarter last year.
•
Net income was $2.5 million, or $0.05 per diluted share, compared with net income of $9.6 million, or $0.21 per diluted share, for the comparable quarter last year.

Our operating results for the six months ended October 31, 2023 included the following:

•
Net sales were $239.2 million, an increase of $33.8 million, or 16.4%, over the prior year comparable period.
•
Gross margin was 26.0% compared with gross margin of 34.4% for the prior year comparable period.
•
Net income was $5.6 million, or $0.12 per diluted share, compared with net income of $13.0 million, or $0.28 per diluted share, for the prior year comparable period.

During the six months ended October 31, 2023, we purchased 645,770 shares of our common stock for $8.2 million, utilizing cash on hand.

Results of Operations

Net Sales and Gross Profit – For the Three Months Ended October 31, 2023

The following table sets forth certain information regarding net sales and gross profit for the three months ended October 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Handguns	$88,347	$93,037	$(4,690)	-5.0%
Long Guns	28,120	16,999	11,121	65.4%
Other Products & Services	8,491	10,999	(2,508)	-22.8%
Total net sales	$124,958	$121,035	$3,923	3.2%
Cost of sales	93,192	81,773	11,419	14.0%
Gross profit	$31,766	$39,262	$(7,496)	-19.1%
% of net sales (gross margin)	25.4%	32.4%

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended October 31, 2023 and 2022 (units in thousands):

Total Units Shipped	2023	2022	# Change	% Change
Handguns	191	209	(18)	-8.6%
Long Guns	56	31	25	80.6%

Sporting Goods Channel Units Shipped	2023	2022	# Change	% Change
Handguns	177	191	(14)	-7.3%
Long Guns	53	27	26	96.3%

Professional Channel Units Shipped	2023	2022	# Change	% Change
Handguns	14	18	(4)	-22.2%
Long Guns	3	4	(1)	-25.0%

Sales of our handguns decreased $4.7 million, or 5.0%, from the comparable quarter last year, primarily due to lower demand for several of our older handgun products and certain products that were introduced in the prior year, partially offset by increased shipments of newly introduced products (defined as any new SKU not shipped in the comparable quarter last year), which represented 21.7% of handgun sales in the period. Handgun unit shipments into the sporting goods channel decreased by 7.3% from the comparable quarter last year while overall consumer handgun demand decreased 7.9% (as indicated by adjusted background checks reported in the National Instant Criminal Background Check System, or NICS).

Sales of our long guns increased $11.1 million, or 65.4%, over the comparable quarter last year, primarily due to increased shipments of newly introduced products, which represented 60.7% of long gun sales in the period. Long gun unit shipments into our sporting goods channel increased 96.3% from the comparable quarter last year while overall consumer demand for long guns remained relatively flat, as indicated by NICS.

Other products and services revenue decreased $2.5 million, or 22.8%, from the comparable quarter last year, primarily because of decreased sales of component parts, decreased licensing revenue, and decreased business-to-business services.

New products represented 29.0% of sales for the three months ended October 31, 2023 and included two new pistols, one new long gun, and many new product line extensions.

Gross margin for the three months ended October 31, 2023 was 25.4% compared with gross margin of 32.4% for the comparable quarter last year, primarily because of a combination unfavorable fixed-cost absorption (due to lower production volume), the impact of an accrued legal settlement for $3.2 million, the impact of inflation on raw materials and finished parts, which increased approximately 5.0% over the prior year comparable quarter, the impact of inflation on labor costs, (particularly as it relates to entry level positions), and unfavorable inventory reserve adjustments, including capitalized variances, partially offset by decreased spend on the Relocation and a mix of new products at higher prices.

Inventory balances decreased $13.8 million between April 30, 2023 and October 31, 2023. While inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results, it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors, including seasonality, new product introductions, news events, political events, and consumer tastes. We expect our inventory levels will decline by the end of the fiscal year due to the completion of a significant portion of the operational transition to the new Tennessee facility combined with alignment of production capacity to channel inventory and consumer demand.

Net Sales and Gross Profit – For the Six Months Ended October 31, 2023

The following table sets forth certain information regarding net sales and gross profit for the six months ended October 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Handguns	$174,452	$152,403	$22,049	14.5%
Long Guns	46,903	31,105	15,798	50.8%
Other Products & Services	17,846	21,921	(4,075)	-18.6%
Total net sales	$239,201	$205,429	$33,772	16.4%
Cost of sales	177,034	134,696	42,338	31.4%
Gross profit	$62,167	$70,733	$(8,566)	-12.1%
% of net sales (gross margin)	26.0%	34.4%

The following table sets forth certain information regarding firearm units shipped by trade channel for the six months ended October 31, 2023 and 2022 (units in thousands):

Total Units Shipped	2023	2022	# Change	% Change
Handguns	365	337	28	8.3%
Long Guns	95	58	37	63.8%

Sporting Goods Channel Units Shipped	2023	2022	# Change	% Change
Handguns	339	307	32	10.4%
Long Guns	86	51	35	68.6%

Professional Channel Units Shipped	2023	2022	# Change	% Change
Handguns	26	30	(4)	-13.3%
Long Guns	9	7	2	28.6%

Sales of our handguns increased $22.0 million, or 14.5%, over the prior year comparable period. The increase in sales was primarily due to increased shipments of our revolvers, increased shipments of newly introduced products, which represented 25.7% of handgun sales in the period, as well as a 5% price increase on select products that became effective in the second quarter of fiscal 2023. Handgun unit shipments into the sporting goods channel increased by 10.4% over the comparable period last year while overall consumer handgun demand decreased 10.8% (as indicated by NICS).

Sales of our long guns increased $15.8 million, or 50.8%, over the prior year comparable period, primarily due to increased shipments of newly introduced products, which represented 61.5% of long gun sales in the period. Long gun unit shipments into our sporting goods channel increased 68.6% over the comparable period last year while overall consumer demand for long guns decreased 6.6%, as indicated by NICS.

Other products and services revenue decreased $4.1 million, or 18.6%, from the prior year comparable period, primarily because of decreased sales of component parts, decreased business-to-business services, and decreased licensing revenue, partially offset by increased sales of handcuffs.

New products represented 30.8% of sales for the six months ended October 31, 2023 and included five new pistols, two new long guns, and many new product line extensions.

Gross margin for the six months ended October 31, 2023 was 26.0% compared with gross margin of 34.4% for the comparable period last year for similar reasons outlined above for the three months ended October 31, 2023, partially offset by a price increase that became effective in the second quarter of fiscal 2023.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended October 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Research and development	$1,724	$1,869	$(145)	-7.8%
Selling, marketing, and distribution	10,952	9,431	1,521	16.1%
General and administrative	15,322	15,435	(113)	-0.7%
Total operating expenses	$27,998	$26,735	$1,263	4.7%
% of net sales	22.4%	22.1%

Research and development expenses decreased $145,000 from the prior year comparable quarter, primarily because of decreased sample and testing costs associated with new product development. Selling, marketing, and distribution expenses increased $1.5 million from the prior year comparable quarter, primarily as a result of one-time costs related to the grand opening event at our new Maryville, Tennessee facility, increased compensation-related costs, and increased spend on targeted customer promotions, partially offset by decreased advertising costs. General and administrative expenses decreased $113,000, primarily because of a $1.1 million decrease in profit sharing expense and decreased costs associated with the Relocation, partially offset by a $1.6 million increase in compensation-related expense. Current year general and administrative expenses were also lower than the prior year comparable quarter due to a change in where the sublease-related income is recorded. During the three months ended October, 31, 2023, sublease-related income of $549,000 was recorded in general and administrative expenses whereas, in fiscal 2023 $565,000 was reported in other income/(expense).

The following table sets forth certain information regarding operating expenses for the six months ended October 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Research and development	$3,522	$3,542	$(20)	-0.6%
Selling, marketing, and distribution	20,993	17,458	3,535	20.2%
General and administrative	29,536	33,288	(3,752)	-11.3%
Total operating expenses	$54,051	$54,288	$(237)	-0.4%
% of net sales	22.6%	26.4%

Selling, marketing, and distribution expenses increased $3.5 million, primarily as a result of a $1.9 million impairment on distribution equipment related to the Relocation, one-time costs related to the grand opening event at our new Maryville, Tennessee facility, increased compensation-related costs, and increased spend on targeted customer promotions, partially offset by decreased digital advertising costs. General and administrative expenses decreased $3.7 million, primarily because of a $3.8 million decrease in profit sharing expense, a $1.0 million decrease in legal-related expenses, and decreased costs associated with the Relocation, partially offset by a $2.4 million increase in compensation-related expenses. During the six months ended October, 31, 2023, sublease-related income of $1.0 million was recorded in general and administrative expenses whereas, in fiscal 2023 $1.1 million was reported in other income/(expense).

Operating Income

The following table sets forth certain information regarding operating income for the three months ended October 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Operating income	$3,768	$12,527	$(8,759)	-69.9%
% of net sales (operating margin)	3.0%	10.3%

Operating income for the three months ended October 31, 2023 decreased $8.8 million from the comparable quarter last year, primarily because of unfavorable fixed-cost absorption, unfavorable inventory reserve adjustments (including amortization of capitalized variances), the impact of an accrued legal settlement, increased compensation-related costs, increase costs on targeted customer promotions, and costs associated with the grand opening of the new Maryville, Tennessee facility, partially offset by increased sales volumes, decreased profit sharing expense, and decreased spend on the Relocation.

The following table sets forth certain information regarding operating income for the six months ended October 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Operating income	$8,116	$16,445	$(8,329)	-50.6%
% of net sales (operating margin)	3.4%	8.0%

Operating income for the six months ended October 31, 2023 decreased $8.3 million from the prior year comparable period, for reasons outlined above.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended October 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Income tax expense	$765	$3,249	$(2,484)	-76.5%
% of income from operations (effective tax rate)	23.4%	25.2%		-1.8%

Income tax expense decreased $2.5 million from the comparable quarter last year as a result of lower operating income.

The following table sets forth certain information regarding income tax expense for the six months ended October 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Income tax expense	$2,196	$4,094	$(1,898)	-46.4%
% of income from operations (effective tax rate)	28.1%	24.0%		4.1%

Income tax expense decreased $1.9 million from the prior year comparable period as a result of lower operating income.

Net Income

The following table sets forth certain information regarding net income and the related per share data for the three months ended October 31, 2023 and 2022 (dollars in thousands, except per share data):

	2023	2022	$ Change	% Change
Net income	$2,498	$9,648	$(7,150)	-74.1%
Net income per share
Basic	$0.05	$0.21	$(0.16)	-76.2%
Diluted	$0.05	$0.21	$(0.16)	-76.2%

Net income for the three months ended October 31, 2023 was $2.5 million compared with $9.6 million for the comparable quarter last year for the reasons outlined above.

The following table sets forth certain information regarding net income and the related per share data for the six months ended October 31, 2023 and 2022 (dollars in thousands, except per share data):

	2023	2022	$ Change	% Change
Net income	$5,616	$12,960	$(7,344)	-56.7%
Net income per share
Basic	$0.12	$0.28	$(0.16)	-57.1%
Diluted	$0.12	$0.28	$(0.16)	-57.1%

Net income for the six months ended October 31, 2023 was $5.6 million compared with $13.0 million for the prior year comparable period for the reasons outlined above.

Liquidity and Capital Resources

Our principal cash requirements are to (1) finance the growth of our operations, including working capital and capital expenditures, (2) fund the Relocation, and (3) return capital to stockholders. Capital expenditures for the Relocation, new product development, and repair and replacement of equipment represent important cash needs.

The following table sets forth certain cash flow information for the six months ended October 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Operating activities	$37,756	$(28,165)	$65,921	-234.1%
Investing activities	(67,063)	(39,590)	(27,473)	-69.4%
Financing activities	19,943	(9,998)	29,941	299.5%
Total cash flow	$(9,364)	$(77,753)	$68,389	-88.0%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flows. Cash provided by operating activities was $37.8 million for the six months ended October 31, 2023 compared with $28.2 million of cash used for the six months ended October 31, 2022. Cash provided by operating activities for the six months ended October 31, 2023 was favorably impacted by a $13.8 million decrease in inventory versus a $59.8 million increase in inventory in the prior comparable period. Partially offsetting this was a $4.6 million increase in accounts receivable versus an $18.3 million decrease in accounts receivable in the prior comparable period.

Investing Activities

Cash used in investing activities increased $27.5 million for the six months ended October 31, 2023 compared with the prior year comparable period. We paid $67.0 million for capital expenditures for the six months ended October 31, 2023, $27.6 million higher than the prior year comparable period primarily due to payments related to the Relocation. Excluding payments related to the Relocation, we expect to spend between $20.0 million and $25.0 million on capital expenditures in fiscal 2024.

We expect to spend between $70.0 million and $75.0 million on capital expenditures in fiscal 2024, of which $50.0 million to $55.0 million is expected for the construction of the facility. Through the six months ended October 31, 2023, we have capitalized a portion of the new building, for which we have taken occupancy.

Financing Activities

Cash provided by financing activities was $19.9 million for the six months ended October 31, 2023 compared with a cash use of $10.0 million for the six months ended October 31, 2022. Cash provided by financing activities during the six months ended October 31, 2023 was primarily the result of a net $40 million in borrowings under our revolving line of credit, partially offset by $11.1 million in dividend distributions, and $8.2 million share repurchase. For the six months ended October 31, 2022, cash used in financing activities was primarily the result of $9.2 million in dividend distributions.

Finance Lease – We are a party to a material finance lease, the Missouri Lease which is a $46.2 million lease for our Missouri distribution center that has an effective interest rate of approximately 5.0% and is payable in 240 monthly installments through fiscal 2039. The building is pledged to secure the amounts outstanding. During fiscal 2024, we paid approximately $559,000 in principal payments relating to the Missouri Lease. With the completion of the Separation, we entered into the Missouri Sublease. On July 16, 2022, we entered into an amendment to the Missouri Sublease, increasing the subleased space to 64.7% of the facility under the same terms as the Missouri Lease. On January 31, 2023, we entered into the Assignment and Assumption Agreement and the Amended and Restated Guaranty. We intend to terminate the Missouri Sublease on or around the effective date of the Assignment and Assumption Agreement. Through the three months ended October 31, 2023, we recorded $1.3 million of income related to the Missouri Sublease, of which $722,000 was recorded in general and administrative expenses and $581,000 was recorded in interest income in our condensed consolidated statements of income.

Credit Facilities — We maintain an unsecured revolving line of credit with TD Bank, N.A. and other lenders, or the Lenders, which includes availability up to $100.0 million at any one time, or the Revolving Line. The Revolving Line provides for availability for general corporate purposes, with borrowings to bear interest at either the Base Rate or SOFR rate, plus an applicable margin based on our consolidated leverage ratio, as of October 31, 2023. The credit agreement also provides a swingline facility in the maximum amount of $5.0 million at any one time (subject to availability under the Revolving Line). Each Swingline Loan bears interest at the Base Rate, plus an applicable margin based on our consolidated leverage ratio. In response to a Springing Lien Triggering Event (as defined in the credit agreement), we would be required to enter into certain documents that create in favor of TD Bank, N.A., as administrative agent, and the lenders party to such documents as legal, valid, and enforceable first priority lien on the collateral described therein. Subject to the satisfaction of certain terms and conditions described in the credit agreement, we have an option to increase the Revolving Line by an aggregate amount not exceeding $50.0 million. The Revolving Line matures on the earlier of August 24, 2025, or the date that is six months in advance of the earliest maturity of any permitted notes under the credit agreement. On April 28, 2023, we entered into an amendment to our existing credit agreement to, among other things, replace LIBOR with SOFR as the interest rate benchmark and amend the definition of “Consolidated Fixed Charge Coverage Ratio” to exclude unfinanced capital expenditures in connection with the Relocation.

As of October 31, 2023, we had $65.0 million of borrowings outstanding on the Revolving Line, bearing interest at an average rate of 7.17%, which was equal to the SOFR rate plus an applicable margin.

The credit agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. We were in compliance with all debt covenants as of October 31, 2023.

Share Repurchase Programs — On September 19, 2023, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions. During the three months ended October 31, 2023, we repurchased 645,770 shares of our common stock for $8.2 million under this authorization. There were no common stock purchases through the six months ended October 31, 2022, nor were there any unfulfilled authorizations.

Dividends — In April 2023, our Board of Directors authorized a regular quarterly dividend for stockholders of $0.12 per share, subject to Audit Committee confirmation. The current dividend will be for stockholders of record as of market close on December 21, 2023 and will be payable on January 4, 2024.

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

As of October 31, 2023, we had $44.2 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our finance leases and other commitments, for the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended October 31, 2023, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2023, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the six months ended October 31, 2023 (dollars in thousands, except per share data):

			Total # of Shares	Maximum Dollar
			Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total # of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share (2)	Programs (1)	or Programs
September 1 to September 30, 2023	554,702	$12.65	554,702	$42,973
October 1 to October 31, 2023	91,068	13.00	91,068	41,788
Total	645,770	$12.70	645,770	$41,788

(1)
On September 19, 2023, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions. During the six months ended October 31, 2023, we repurchased 645,770 shares of our common stock for $8.2 million utilizing cash on hand.
(2)
The average price per share excludes fees paid to acquire the shares.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended October 31, 2023, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (immediately preceding the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

INDEX TO EXHIBITS

10.137	Form of Dividend Equivalent Award Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive officer

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH & WESSON BRANDS, INC. a Nevada corporation

Date: December 7, 2023	By:	/s/ Mark P. Smith
Mark P. Smith
President and Chief Executive Officer

Date: December 7, 2023	By:	/s/ Deana L. McPherson
Deana L. McPherson
Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary