Form 10-K
period 2024-04-30
SMITH & WESSON BRANDS, INC.
filed 2024-06-20
CIK 1092796

meads

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2024

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

The aggregate market value of Common Stock held by non-affiliates of the registrant (45,171,298 shares) based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on October 31, 2023, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $665,373,220. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of June 18, 2024, there were outstanding 45,559,503 shares of the registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Hartford, CT, USA

SMITH & WESSON BRANDS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2024

Smith & Wesson®, S&W®, M&P®, M&P Shield®, Performance Center®, Airlite®, Airweight®, American Guardians®, Armornite®, Arrow®, Aurora®, Aurora-II®, Blast Jacket®, Bodyguard®, Carry Comp®, Chiefs Special®, Club 1852®, Competitor®, CSX®, Dagger®, E-Series®, EZ®, G-Core®, Gemtech®, Gemtech Suppressors®, GM®, GM-S1®, GMT-Halo®, Governor®, Integra®, Lady Smith®, Lever Lock®, Lunar®, M&P FPC®, M2.0®, Magnum®, Mist-22®, Mountain Gun®, PC®, Protected by Smith & Wesson®, Put A Legend On Your Line®, Quickmount®, Shield®, Smith & Wesson Collectors Association®, Smith & Wesson Performance Center®, Smith & Wesson Precision Components®, Smith & Wesson Response®, SW Equalizer®, SW22 Victory®, The S&W Bench®, The Sigma Series®, Trek®, Volunteer®, and Weather Shield® are some of the registered U.S. trademarks of our company or one of our subsidiaries. This report also may contain trademarks and trade names of other companies.

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

Statement Regarding Forward-Looking Information

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained or incorporated herein by reference in this Annual Report on Form 10-K, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Annual Report on Form 10-K include statements regarding the impact, if any, of statements regarding our objectives, goals, strategies, plans, and focus, including our objective to be the undisputed market leader in the firearm industry; our plan to continue to introduce new products in fiscal 2025; our belief that by offering high-quality products and services on a timely and cost-effective basis, as well as providing world-class customer service, training, and support, we will drive customer satisfaction and loyalty; our intent to continue to streamline and standardize certain administrative functions of our business with a goal toward driving profitability and improving the ease with which our customers are able to do business with us; our intent to continue investing in systems to further enhance our efficiency, improve information reporting, and strengthen internal controls; our intent to continue our focus on developing, growing, and protecting our iconic firearm brands and using our cash flow from operations on actions that will maximize our return on invested capital, including by investing in machinery, equipment, and new product development; our belief that our M&P branded pistol products are the most ergonomic, feature-rich, and innovative products on the market today; our belief that the M&P Shield pistol is one of the most popular firearms in the market; our belief that our manufacturing services provide us with increased flexibility and reduced supply chain risk; our belief that business-to-business sales provide profitable revenue stream diversification and enable us to maximize capacity utilization of our manufacturing assets; our belief that the loss of one or more of our top five commercial distributors in the United States would not materially impact sales; our belief that our digital platform supports future sales growth and profitability; our expectation that we will obtain an ISO 9001 certification for the Maryville, Tennessee facility in fiscal 2025; our intention to discontinue operations at the Deep River facility during fiscal 2025; our intention to occupy the Deep River facility at least through the current lease termination date; our current belief that there are no indications of impairment relating to assets being utilized at the Deep River facility; our belief that our business is not materially dependent on any single patent; our belief that our Smith & Wesson and Gemtech brands, and our S&W monogram trademarks, are known and recognized by the public worldwide and are important to our firearm business; our intention to vigorously pursue and challenge infringements of our patents, trademarks, service marks, trade dress, and copyrights, as we believe the goodwill associated with them is a cornerstone of our branding strategy; our belief that we can effectively compete with all our present competitors; our belief that microstamping laws may restrict our ability to sell our products into certain jurisdictions; our concern that we may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by us; our concerns that we may become involved in various proceedings relating to environmental health and safety matters; our expectation, based on information known to us, that current environmental regulations or environmental proceedings and claims will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows; our belief that additional or changing environmental regulation may become more burdensome in the future and any such development could materially and adversely affect us; our belief that our training and development programs lead to more valuable contributions and satisfaction for our employees within their existing roles and also positions employees for roles they aspire to attain; our belief that our employee relations are good and that the high quality of our employee base is instrumental to our success; our expectation that we will continue to incur expenditures in order to comply with environmental requirements; our belief that we may become subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges from our operations into the environment; our belief that our operations may cause contamination in the future; our belief that we could incur additional costs to clean up contamination that exceed the amount of our reserves, and our reserves may increase from time to time; our belief that new BIS (as defined herein) rules that became effective in May 2024 will likely continue to negatively impact our international sales; our belief that high levels of inflation may continue to depress consumer demand for our products and reduce our profitability; our expectation that we will continue to experience increased turnover and challenges in recruiting and retaining existing employees as a result of the Relocation; our anticipation that we will continue to incur significant capital and other expenditures with respect to our Springfield facility, but we may not be successful in continuing to improve efficiencies; our belief that maintaining a high level of brand recognition and a strong reputation are critical to our success, particularly with respect to retaining existing customers and attracting new customers; our anticipation that our advertising, marketing, public relations, and promotional efforts will increase in the foreseeable future as we continue to seek to enhance our brand recognition and the consumer demand for our products; our belief that the value of our brand depends, in part, on the value consumers place on the quality of our products; our anticipation that we will continue to be involved in litigation, including product liability cases and claims in the future; our belief that period-to-period comparisons of our operating results may not be meaningful in the short term, and our performance in a particular period may not be indicative of our performance in any future period; our expectation that the market for both hourly workers and professional workers may remain challenging at least through fiscal 2025; our expectation that, in total, we will incur capital expenditures in connection with the construction and equipping of the new facility in Maryville in an aggregate amount of approximately $160.0 million to $170.0 million; our estimation that the annual domestic non-military firearm market based on industry shipments is approximately $2.9 billion for handguns and $1.8 billion for long guns, excluding shotguns; our belief that an expanding base of consumers combined with our strong brand reputation and attractive price points lend support to our goal of continuing to increase our market share; our expectation that our inventories will increase in the first quarter of fiscal 2025 because of seasonal factors; our current expectation that we will spend between $25.0 million to $30.0 million on capital expenditures in fiscal 2025; our belief that, based upon our current working capital position, current operating plans, and expected business conditions, our existing capital resources and credit facilities will be adequate to fund our operations for the next 12 months; our expectation that inflation will continue to have an impact during fiscal 2025; goodwill and intangible assets; our assessment of the effect of a variety of economic, social, political, legislative, and regulatory factors on our business; our view of the outcome of the lawsuits and claims to which we are subject and their effect on us; our assessment of future investments for capital expenditures; our assessment of future products and product developments; our belief about the features and performance of our products; our belief about the success of particular product or marketing programs; our view on future enterprise resource planning implementations and system improvements; our view on future enhancements to our manufacturing capabilities, and liquidity; and our anticipated cash needs and availability. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Annual Report on Form 10-K reflect our views as of the date of this Annual Report on Form 10-K about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among other, economic, political, social, legislative, regulatory, inflationary and health factors; the potential for increased regulation of firearms and firearms-related products; actions of social activists that could have an adverse effect on our business; the impact of lawsuits; the demand for our products; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; our competitive environment; the supply, availability, and costs of raw materials and components; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; our penetration rates in new and existing markets; our strategies; our ability to maintain and enhance brand recognition and reputation; our ability to introduce new products; the success of new products; our ability to expand our markets; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including the factors discussed under Item 1A, “Risk Factors.”

PART I

Item 1. Business

Introduction

General

We are one of the world’s leading manufacturers and designers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, pistol caliber carbines, and lever action rifles), handcuffs, firearm suppressors, and other firearm-related products for sale to a wide variety of customers, including firearm enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our products under the Smith & Wesson and Gemtech brands. We manufacture our products at our facilities in Springfield, Massachusetts; Houlton, Maine; Deep River, Connecticut; and Maryville, Tennessee. We also sell our manufacturing services to other businesses to attempt to level-load our factories. We sell those services under our Smith & Wesson and Smith & Wesson Precision Components brands. During fiscal 2024, we began manufacturing and distribution activities from our new Maryville, Tennessee facility. See Note 15 — Commitments and Contingencies and Note 16 — Restructuring for more information.

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

We maintain our principal executive offices at 2100 Roosevelt Avenue, Springfield, Massachusetts 01104. Our telephone number is (800) 331-0852. Our website is located at www.smith-wesson.com. Through our website, we make available free of charge our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to any of these documents filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These documents are available as soon as reasonably practicable after we electronically file them with the SEC. We also post on our website the charters of our Audit, Compensation, Nominations and Corporate Governance, and Sustainability Committees; our Corporate Governance Guidelines, our Code of Conduct, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the regulations of the SEC and the Nasdaq Global Select Market. These documents are also available in print by contacting our corporate secretary at our executive offices.

Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us,” and “our company” refer to Smith & Wesson Brands, Inc. and its consolidated subsidiaries. “Common stock” refers to the common stock, par value $.001 per share, of our company. Our most recently completed fiscal year ended on April 30, 2024, or fiscal 2024.

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

Strategy

Our objective is to be the undisputed market leader in the firearm industry. Key elements of our strategy to achieve this objective are as follows:

Drive Organic Growth by Leveraging Brands and Designing Innovative New Products

We are focused on driving organic growth by producing a robust new product pipeline and leveraging our brands to help us to increase market share in the markets in which we participate and to expand into adjacent and complementary markets by (1) capitalizing on the goodwill developed through our historic, more than 170 year old “Smith & Wesson” brand; (2) enhancing our relationships with key retailers, distributors, and buying groups; and (3) introducing new products. During the last two fiscal years, we have introduced numerous new products, including variations and product lines around the Smith & Wesson and Gemtech brands. We plan to continue to introduce new products in fiscal 2025.

Design, Produce, and Market High-Quality Products that Drive Customer Satisfaction and Loyalty

We are focused on designing, producing, and marketing high-quality, innovative firearms and related accessories that meet the needs and desires of our consumer and professional customers and that drive customer satisfaction and loyalty. Our research and development, product engineering, product sourcing, marketing, and distribution activities are critical components of our ability to offer successful products. We believe that by offering high-quality products and services on a timely and cost-effective basis, as well as providing world-class customer service, training, and support, we will drive customer satisfaction and loyalty. We regard our high-quality, innovative products as the most important aspect of our customer satisfaction and loyalty, but we also offer customer service and support with various programs, such as toll-free customer support numbers, e-mail customer question and answer communications, broad service policies, and product warranties.

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

Deploy our Cash Flow in Such a Manner so as to Maximize Return on Invested Capital

During fiscal 2023 and fiscal 2024, we generated a total of $123.5 million in cash from operations. During the same period, we invested $180.8 million in cash to acquire property, equipment, and patents, of which $150.0 million was to fund the Relocation, repurchased $10.2 million of our outstanding stock, distributed $40.4 million in dividends, and borrowed $40.0 million from our revolving line of credit. We intend to continue our focus on developing, growing, and protecting our iconic firearm brands and using our cash flow from operations on actions that will maximize our return on invested capital, including by investing in machinery, equipment, and new product development.

Products

Introduction

Our products combine our legacy of more than 170 years of American manufacturing and engineering expertise with modern technological advances. Driven by the needs of the individual firearm owner, we continually strive to improve the experience of buying, owning, and shooting a firearm. We also strive to leverage our tradition of innovation in materials, performance, and engineering, along with our proven history of reliability, to produce feature-rich, safe, durable, accurate, and high-performing firearms that satisfy the needs of our broad range of customers. Our introduction of new products is intended to enhance our competitive position and broaden our participation in the overall market.

We have substantially enhanced the breadth and quality of our portfolio of products over the years. We have always been a leader in the revolver market. The introduction of our popular M&P pistol in 2005 resulted in us becoming one of the leaders in the polymer pistol market as well, serving both the consumer sporting goods market and law enforcement agencies. The launch of our M&P modern sporting rifle in 2006 enabled us to capture what we estimate is the leading share of the modern sporting rifle market. In 2023, we further expanded and strengthened our position in the broader long-gun market with the introduction of new pistol caliber carbine offerings, the FPC and Response rifles. In 2024, we introduced our first ever lever-action rifle, the Model 1854. The addition of our Gemtech branded firearm suppressor products in 2017 expanded our firearm-related product offerings. Our firearm suppressors are compatible with most pistols and rifles on the market and complement our firearm products. We currently participate in three categories of the long gun market: semi-automatic rifles, lever-action rifles, and shotguns, and both core categories of the handgun market: semi-automatic pistols and revolvers.

Product Development

All of our firearms and firearm-related products are sold under our Smith & Wesson and Gemtech brands. Our customers include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; and retailers.

Our product development strategy is to understand our consumers’ needs and preferences and then design and develop products to uniquely meet those requirements. Throughout this process, we test multiple concepts with firearm owners and potential purchasers. We compare these test results against a growing database of prior concepts to identify those with the greatest market potential. We complete additional market research to optimize the desired features and benefits. While this development process is ongoing, our launch timing for new products depends on market conditions to maximize sales across the entire product portfolio.

In fiscal 2024, we introduced a number of new products, including (i) our first ever lever-action rifle, the Model 1854, a .44 Magnum offering that includes many modern day feature enhancements, such as a large lever loop, flat faced trigger, Picatinny rail, and fore-end capable of enhanced customization; (ii) the Response rifle chambered in 9mm and featuring our proprietary Flex-Mag system; (iii) the M&P 22 Magnum pistol, which features our unique Tempo Barrel System and 30 round capacity; (iv) the SD 2.0, our second generation value pistol, which includes an upgraded trigger and ergonomics chambered in 9mm; and (v) the M&P15 Sport III, our third generation modern sporting rifle, which includes upgraded features, such as a free floating hand guard and enhanced mid-length gas system. We received several innovation awards in 2023 and 2024, including from Guns & Ammo magazine and The National Association of Sporting Goods Wholesalers.

Our customers continue to demand premium firearms that provide a competitive edge in sport shooting and hunting. Our Performance Center products are engineered and manufactured to meet this need, and they incorporate many custom features not found in our standard products, such as enhanced triggers for smoother trigger pull, ported barrels for better muzzle control, and specialty sights for quicker target acquisition. In fiscal 2024, we introduced our fourth annual Performance Center Spec Series pistol. This limited edition 2023 model features an integrated Faxon® compensator, an olive drab green finish, an enhanced trigger sear, four magazines, a karambit-style knife, and a collectible challenge coin. We also introduced several line extensions for our Performance Center M&P9 Competitor pistol, which is designed for high-level competitive shooting.

In fiscal 2024, we also introduced innovative new products in our Gemtech line of firearm suppressors, including the Abyss 7.62, which is a 6.6” firearm suppressor that features Gemtech's ETM (elite taper-mount) system. The Gemtech ETM muzzle device allows Gemtech suppressors to be mounted on a variety of different firearms. They are also available in different threads to accommodate a variety of different calibers.

Our net sales for fiscal 2024, 2023, and 2022 were $535.8 million, $479.2 million, and $864.1 million, respectively. Our gross profit for fiscal 2024, 2023, and 2022 totaled $158.1 million, $154.5 million, and $374.6 million, respectively. Total assets as of April 30, 2024 and 2023 were $576.3 million and $541.3 million, respectively.

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

Our small-frame revolvers have been carried by law enforcement personnel and personal defense-minded citizens for over 150 years. Our revolvers are available in a variety of models and calibers, with applications in virtually all professional and consumer markets. In fiscal 2024, we introduced a new line of revolvers that were designed to enhance the personal carry experience, continuing our innovative leadership in the category. These revolvers are chambered in 38 Special and 32 H&R Magnum and feature enhanced grips, sites, and triggers that are designed to enhance the shooting experience.

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

In fiscal 2012, we launched the M&P Shield pistol to address the growing personal protection and concealed carry market. The M&P Shield features a slim concealable profile, 9mm, 380 Auto, 40 S&W, and 45 Auto calibers, and M&P ergonomics. Since the launch of the M&P Shield, we have introduced several additional models, most recently, the Shield Plus with enhanced features and capacity. We believe the M&P Shield pistol is one of the most popular firearms in the market, with over five million units shipped.

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

Long Guns

Our modern sporting rifles are designed to satisfy the functionality and reliability needs of recreational, personal, defense, and professional users, including global military, law enforcement, and security personnel. These long guns are popular with consumers as hunting, personal protection, and sporting target rifles and are sold through our sporting good distributors, retailers, and dealers. We offer two pistol caliber carbines, the FPC and the Response, both in 9mm. We offer the M&P and Volunteer series modern sporting rifles in five different calibers (22LR, 5.56mm NATO (223), 308 Winchester (7.62x51mm), 6.5 Creedmoor, and 6mm ARC) for multiple recreational and professional uses. We also offer upper assemblies so firearm owners can easily modify their modern sporting rifle to suit the needs and tasks of the various forms of sport shooting and hunting. Our broad product portfolio of modern sporting rifles includes a .22 caliber model, an opening price-point sport model, a hunting caliber model for longer range effectiveness, and several models designed for professional users.

In fiscal 2024, we continued to expand our long gun offerings with the introduction of our first ever lever-action rifle, the Model 1854.

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

Our top five commercial distributors in the United States accounted for a total of 46.0%, 44.0%, and 44.3% of our net sales for the fiscal years ended April 30, 2024, 2023, and 2022, respectively. Those commercial distributors are not regionally exclusive and have many of the same dealer customers. Therefore, we believe that the loss of one or more of these distributors would not materially impact sales as the remaining distributors would be allocated additional sales.

We sell our products worldwide. International sales accounted for approximately 5%, 4%, and 3% of our net sales for the fiscal years ended April 30, 2024, 2023, and 2022, respectively. Our businesses own tooling that is located at various suppliers in Asia and North America.

For the fiscal years ended April 30, 2024, 2023, and 2022, marketing, advertising, and promotion expenses were $14.7 million, $14.7 million, and $17.5 million, respectively, excluding the cost of rebates and promotions reflected in gross profit.

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

Digital Marketing

We utilize our websites, including www.smith-wesson.com and www.gemtech.com, to market our products and services and to provide a wide range of information regarding our company to customers, consumers, dealers, distributors, investors, and government and law enforcement agencies worldwide. Social media platforms, such as Facebook, Instagram, YouTube, LinkedIn, and X (formerly Twitter), are effective ways for us to communicate the features and benefits of our products. Our direct-to-consumer e-mail marketing helps us to further engage our consumers and communicate the value of our brands. We continue to invest in new digital marketing capabilities to provide best-in-class customer experiences. Our websites are designed to inform, inspire, and prepare our customers for the next step in their firearms journey. We believe our digital platform supports future sales growth and profitability.

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

Suppliers

We manufacture most of the components for our firearms, but purchase certain components and parts, including bolt carriers, rifle receivers, magazines, small parts, and rifle stocks, from third parties. We also purchase ammunition for product testing. Most of our major suppliers are U.S. based and provide materials, components, and parts, such as steel, polymer components, and metal-injected-molded components. The costs of these materials, components, and parts are at competitive rates. We have become less dependent on any particular supplier by strategically sourcing parts and raw material from multiple suppliers based on quality, cost, and risk. Whenever appropriate, we ensure that we have primary and secondary sources of supply for critical parts and components. We are also able to leverage our supply base to supplement our internal capacity and provide flexibility in our response to changes in market conditions. We use numerous raw materials, such as steel, wood, lead, brass, and plastics, in producing and testing our products. We have alternative sources for these raw materials.

Facilities

We have four manufacturing facilities at which we produce our products: a 575,000 square-foot facility located in Springfield, Massachusetts; a 645,000 square-foot facility located in Maryville, Tennessee; two facilities totaling 44,000 square-feet located in Houlton, Maine; and a 150,000 square-foot facility located in Deep River, Connecticut. We conduct our handgun and long gun manufacturing and some of our manufacturing service activities at our Springfield facility. During fiscal 2024, we began manufacturing and distribution activities from our Maryville facility. Our Houlton facility is a machining center only with no assembly, finishing, or small parts operations for our firearms. We also produce handcuffs and other restraint devices at our Houlton facility. We use our Deep River facility for custom plastic injection molding services, rapid prototyping, and tooling. As part of the Relocation, we intend to discontinue operations at the Deep River facility during fiscal 2025. All but one of these facilities are ISO 9001 certified. We expect to obtain certification for the Maryville, Tennessee facility in fiscal 2025.

We perform in our own facilities most of the machining and all of the assembly, inspection, and testing of the firearms that we sell. We produce our major firearm components utilizing computer-assisted machines. Our skilled employees use sophisticated automated testing equipment to ensure the proper functioning of our firearms. Every firearm is test fired before shipment. Our Springfield and Houlton facilities operate primarily on two shift patterns: a seven day, 12-hour rotating shift schedule and a five day, 8-hour shift schedule. Our Maryville and Deep River facilities operate primarily on three shift patterns: a five day, 8-hour shift schedule.

We are party to a lease agreement, dated October 26, 2017, between us and Ryan Boone County, LLC, or the Original Missouri Landlord, concerning certain real property located in Boone County, Missouri on which we had been operating our distribution center, or the Missouri Lease. The 633,000 square foot facility, which was constructed for us, was completed in 2018 and then sold and leased back to us. As discussed below, until January 1, 2024, we were a party to a sublease, pursuant to which American Outdoor Brands, Inc., our former wholly owned subsidiary, or AOUT, subleased from us 64.7% of this facility, or the Missouri Sublease, under the same terms as the Missouri Lease. As part of the Relocation, on January 31, 2023, we entered into (i) an assignment and assumption agreement with AOUT (which became effective on January 1, 2024), pursuant to which AOUT assumed all of our rights, entitlement, and obligations in, to, and under the Missouri Lease, or the Assignment and Assumption Agreement, and (ii) an amended and restated guaranty in favor of RCS-S&W Facility, LLC, as successor in interest to the Original Missouri Landlord, pursuant to which Smith & Wesson Sales Company was added as a guarantor, or the Amended and Restated Guaranty. We terminated the Missouri Sublease as of January 1, 2024. As of April 30, 2024, income related to the Missouri Sublease was $2.7 million, of which $1.3 million was recorded in general and administrative expenses and $1.4 million was recorded in interest expense, net, in our consolidated statements of income.

On January 5, 2024, we amended the lease for the Deep River facility to extend its term through January 4, 2025. We intend to occupy the facility at least through the current lease termination date. We do not believe there are any indications of impairment relating to assets being utilized at the Deep River facility as a result of our planned discontinuance of operations at the facility during fiscal 2025.

We seek to minimize inventory costs through an integrated planning and production system. All facilities operate utilizing SAP, a fully integrated ERP system.

Research and Development

Through our advanced products engineering departments, we enhance existing products and develop new products for our business. Through our research and development personnel, we conceive, design, and develop potential products that we believe will be attractive to our customers and help address the needs, wants, and desires of our target consumer base. In so doing, we must seek to anticipate and respond to trends and shifts in consumer preferences by continually adjusting our product mix with innovative features and designs and marketing them in an effective manner. Prior to introducing any product, we assess its cost of production and delivery, estimate its potential sales volume and margin, and conduct vigorous prototype and production-quality sample testing. In fiscal 2024, 2023, and 2022, our gross spending on research activities relating to the development of new products was $7.3 million, $7.6 million, and $7.3 million, respectively. As of April 30, 2024, we had 39 employees at our various facilities engaged in ongoing research and development activities for all of our brands.

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

Competition

We encounter rigorous competition in the firearms industry from both domestic and foreign manufacturers. Although some competitors manufacture as wide a variety of firearms as we do, most of our competitors manufacture only certain types of firearms. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States. We compete primarily based upon innovation, quality, reliability, durability, price, performance, consumer brand awareness, and customer service and support. Our customer service organization is proactive in offering timely responses to customer inquiries. We believe we can effectively compete with all our present competitors. Our primary competitors are Colt, Ruger and Taurus in the revolver market; Glock, Ruger, Sig Sauer, Springfield Armory, and Taurus in the pistol market; and Daniel Defense, Diamondback, Ruger, Sig Sauer, and Springfield Armory in the semi-automatic rifle market.

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

During fiscal 2024, sales into our professional channel accounted for approximately 8.0% of our net sales, which included state and local law enforcement agencies, the federal government, and international customers. The remaining 92.0% of our net sales was through federal firearm licensees to domestic consumers.

Seasonality

Our business is seasonal with sales generally peaking in our fourth fiscal quarter, which ends April 30, as a result of most industry events and distributor shows normally scheduled during the early spring months. In addition, because of our operating schedule, which includes a summer and a winter shutdown of our manufacturing facilities, we have an increased number of operating days in our fourth fiscal quarter, which allows our shipping and production volumes to exceed other quarters. Seasonality, however, can be disrupted by external events, such as COVID-19 during fiscal 2020, 2021, and 2022; results of federal, state, and local elections; and periodic social and political unrest, crime, and other factors that may drive sales or impact channel inventories, which may slow or accelerate our sales.

Governmental Regulations of Firearms

Our business is primarily regulated by the ATF, which licenses the manufacture, sale, and import of firearms and firearm suppressors in the United States. The ATF conducts periodic audits of our facilities that hold federal firearms licenses.

There are also various state laws, regulations, and local ordinances relating to firearm characteristics, features, sales, and firearm magazine capacities. Local firearm dealers must comply with federal, state, and local laws, regulations, and ordinances pertaining to firearm, firearm suppressor, and magazine sales within their jurisdictions. We manufacture several firearm models and magazines in various capacities that comply with those laws, regulations, and ordinances for sales in those states and localities. In Massachusetts, for example, there are regulations related to the weight of the trigger pull, barrel length, material strength, and independent testing of handguns. California, Connecticut, Maryland, New Jersey, and New York, as well as other states, the District of Columbia, and other localities, have similar laws, ordinances, and restrictions. In addition, certain states and the District of Columbia have implemented laws related to microstamping. Generally, these laws require any new pistols to contain a microstamping mechanism, which must be able to etch or imprint an array of characters that identify the make, model, and serial number of a pistol onto each cartridge case when the pistol is fired. No commercially produced firearm has utilized the microstamping process, which many consider to be unfeasible, and we have no plans to utilize any microstamping feature in our firearms. While these microstamping laws do not currently restrict our product offerings as a result of ongoing viability studies or legal challenges, in the future, they may restrict our ability to sell our products into these jurisdictions.

Warnings and instructions concerning the safe operation of our firearms and firearm suppressors are contained in the Safety & Instruction Manuals included in all boxes in which firearms and firearm suppressors are shipped and are also available for download from our Smith & Wesson and Gemtech websites.

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

In our efforts to satisfy our environmental responsibilities and to comply with environmental laws and regulations, we have established, and periodically update, policies relating to the environmental standards of performance for our operations. We have in place programs that monitor compliance with various federal, state, and local environmental regulations. However, in the normal course of our manufacturing operations, we are subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges from our operations into the environment. We regularly incur substantial capital and operating costs to comply with environmental laws, including remediation of known environmental conditions which we fund through cash flows from operations. We spent $1.5 million in fiscal 2024 and fiscal 2023 on environmental compliance, primarily related to disposal fees and containers.

In the normal course of our business, we may become involved in various proceedings relating to environmental health and safety matters, and we are currently engaged in an environmental investigation and remediation. Our manufacturing facilities are located on properties with long histories of industrial use, including the use of hazardous substances. We have identified soil and groundwater contamination at our Springfield facility that we continue to monitor and remediate, as appropriate. Based on the situation, an environmental reserve may be recorded based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. As of April 30, 2024, we do not have an open environmental reserve recorded in our consolidated balance sheet.

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

Training & Development

Attraction, development, and retention of employees is critical to our success. We offer training and development programs to encourage advancement from within, including the following:

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

As of April 30, 2024, our workforce consisted of the following:

•
76% male and 24% female;
•
50% female executive officers;
•
5% under 25 years old, 22% between 25-35 years old, 25% between 35-45 years old, 22% between 45-55 years old, 19% between 55-65 years old, and 7% over 65 years old; and
•
63% Caucasian, 22% Hispanic/Latino/Latina, 9% Black, 2% Asian, 2% undisclosed, 1% American Indian/Alaska Native, and 1% that identify as two or more races.

Our Talent Acquisition team emphasizes recruiting and retaining a talented and diverse workforce with special focus on hiring veterans, whenever possible. Annual voluntary turnover for fiscal 2024, 2023, and 2022 was approximately 8%, 12%, and 21%, respectively. We believe turnover for fiscal 2022 was impacted by our announcement of the Relocation.

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

We have a documented education and training plan to ensure employees are well trained on safety measures throughout the organization. We offer more than 55 different types of training, including lecture, classroom setting, and hands-on training to ensure our employees have the knowledge needed to ensure their safety, as well as the safety of others. The success of our training program has allowed us to maintain a relatively low level of safety claims and reduce lost work hours. Our calendar year 2023 and 2022 total recordable incident rate, or TRIR, of 1.6 and 2.3, respectively, and lost time incident rate, or LTIR, of 0.5 and 0.6, respectively, compares favorably to the latest OSHA industry data. According to OSHA, for our NAICS industry code, the calendar year 2022 and 2021 TRIR was 2.5 and 2.8, and the LTIR was 1.6 and 0.6, respectively. Our calendar year 2023 and 2022 near miss frequency rate was 0.3 and 1.0, respectively, and we did not have any fatalities in either year.

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
•
a profit-sharing plan in which employees can earn up to 15% of their eligible earnings based on company profits;
•
twelve annual holidays and a paid time off program, including paid sick and vacation time;
•
paid and unpaid leaves of absence, including paid family and medical leave for employees working in qualified states;
•
flexible spending and health savings accounts;
•
life and disability insurance coverage;
•
employee stock purchase plan;
•
on-site cafeteria and fitness center;
•
Employee Assistance Programs;
•
product discounts; and
•
license-to-carry subsidies and reimbursement for range membership fees.

Annual increases and incentive compensation for salaried and non-operations hourly employees are based on merit, which is communicated to employees upon hire and documented through our talent management program as part of the annual performance review process. Annual increases for hourly operations employees are based on a yearly market analysis for comparable jobs.

Headcount

As of April 30, 2024, we had 1,509 employees, including eight part-time employees. None of our employees are represented by a union in collective bargaining with us. Of our employees, 36% have 10 or more years of service with our company and 3% have greater than 25 years of service with our company. We believe that our employee relations are good and that the high quality of our employee base is instrumental to our success.

Information About our Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position
Mark P. Smith	48	President and Chief Executive Officer
Deana L. McPherson	53	Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary
Kevin A. Maxwell	48	Senior Vice President, General Counsel, Chief Compliance Officer, and Secretary
Susan J. Cupero	64	Vice President, Sales

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

Susan J. Cupero has served as Vice President of Sales of our company since 2021. Ms. Cupero has held increasingly higher positions with our company during her 45 years of service, including Director of Independent Distributors from 2017 until assuming her current position, and Director of Sales Administration from 2015 until 2017.

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

Risks Relating to Economic, Political, Social, Legislative, Regulatory, and Inflationary Factors

Our performance is impacted by a variety of economic, political, social, legislative, regulatory, and inflationary factors.

A variety of economic, political, social, legislative, and regulatory factors could materially and adversely affect our business, operating results, and financial condition.

Our business may be adversely impacted by general economic conditions and consumer spending patterns. Consumer spending on discretionary items and demand for our products may be adversely impacted by a number of economic factors, including economic uncertainty, high levels of unemployment, declines in consumer confidence and discretionary income, lack of consumer credit, increases in consumer debt levels, stock market declines, poor weather conditions, high energy prices, increased energy and commodity prices, higher costs for materials and services, high levels of tax, interest rates, inflationary conditions, and increased labor costs. Economic conditions also affect governmental and budgetary policies, which may adversely affect our ability to sell our products to law enforcement, government, and military customers.

Our business may be adversely impacted by political, social, and related factors. Concerns about presidential, congressional, state, and local elections, and legislative and public policy shifts resulting from those elections, can adversely affect demand for our products. For example, demand for our products may be negatively impacted by the results of the 2024 elections. In addition, speculation surrounding increased gun control at the federal, state, and local level and heightened fears of crime and terrorism can affect consumer demand for our products. These concerns often result in an increase in near-term consumer demand for our products and subsequent softening of demand when these concerns subside. For example, we experienced historic levels of demand for our products in parts of fiscal 2022 and 2021 as a result of the impact of COVID-19 and the social unrest experienced in the United States during the summer of calendar 2020. Demand for our products subsequently returned to more normalized levels. As a result of these significant fluctuations in demand, our operating results can vary significantly from period to period and we may build and maintain inventory levels that are significantly in excess of customer demand.

Federal and state legislatures frequently consider laws relating to the regulation of firearms, including the amendment or repeal of existing laws. Existing laws may also be affected by future judicial rulings and interpretations. Changes to existing laws or the enactment of new laws may seek to restrict the makeup of firearms, including limiting magazine capacity; mandating the use of certain technologies in a firearm; removing existing legal defenses in lawsuits; setting minimum age limits to purchase certain firearms; or banning the sale and, in some cases, the ownership of various types of firearms and accessories. For example, certain states and the District of Columbia restrict magazine capacity. Further, a number of states have adopted some form of so called "gun industry accountability" laws that attempt to facilitate the filing of civil lawsuits by the respective state government or private individuals against certain industry participants. Other states are considering adopting similar laws. Interest in gun control legislation among federal and state legislatures tends to intensify following significant events, such as mass shootings. If restrictive laws or restrictive changes to existing laws are adopted, we could find it difficult, expensive, or even impossible to comply with such laws, which could impede our ability to develop new products and distribute existing products. In addition, gun-control activists may succeed in imposing restrictions or an outright ban on private firearm ownership or particular firearm models, such as modern sporting rifles. Such restrictions or bans could have a material adverse effect on our business, operating results, and financial condition.

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

Firearms Compliance.

Our business, as well as the business of all manufacturers and marketers of firearms and firearm parts, is subject to numerous federal, state, local, and foreign laws, regulations, and protocols, including ATF rules and regulations. If we fail to comply with ATF rules and regulations, the ATF may limit our activities or growth, fine us, or, ultimately, put us out of business.

The manufacture, sale, and purchase of firearms are subject to extensive federal, state, and local governmental regulation. The primary federal laws are the National Firearms Act of 1934, or NFA, the Gun Control Act of 1968, or GCA, and the Firearms Owners’ Protection Act of 1986, which have been amended from time to time. The NFA severely restricts the private ownership of fully automatic weapons and heavily regulates other firearms defined in that law and accompanying regulations, including firearm suppressors. The GCA places certain restrictions on interstate firearm sales, among other things. Most of our products are governed by the U.S. Department of Commerce and regulated by its Bureau of Industry and Security, or BIS, under the Export Administration Regulations. Certain of our products are governed by the U.S. Department of State and subject to the International Traffic in Arms Regulations. We are generally required to obtain U.S. government authorization for exports, including licensure or other similar authorization prior to engaging in international transactions. The U.S. government has discretion as to whether to grant a license. In addition, Congress may block a proposed sale of firearms that are export controlled by the Department of State valued at $1 million or more. Consequently, we may not be able to obtain export licenses or complete profitable contracts as a result of political or other reasons that are beyond our control. In April 2024, BIS announced new rules (which became effective in May 2024) that, among other things, led to the revocation of certain of our previously valid licenses that authorized firearm exports to non-government end users in countries deemed "high risk" by the State Department and otherwise imposed significant changes on the licensing requirements for many firearms exports. These new restrictions have negatively impacted, and will likely continue to negatively impact, our international sales. Failure to receive required licenses or authorizations, or the termination or suspension of our export privileges, could have a material adverse effect on our business, operating results, and financial condition. Export control laws also impact the ability of certain individuals to work in our facilities in most positions. Further, because our manufacturing process includes certain toxic, flammable, and explosive chemicals, we are subject to the Chemical Facility Anti-Terrorism Standards, as administered by the Department of Homeland Security, which requires that we take additional reporting and security measures related to our manufacturing process.

In addition to federal requirements, state and local laws and regulations may place additional restrictions or prohibitions on firearm ownership and transfer. These laws and regulations vary significantly from jurisdiction to jurisdiction. Some states or other governmental entities have enacted, and others are considering, laws restricting or prohibiting the ownership, use, sale, or importation of certain categories of firearms, firearm suppressors, ammunition, ammunition feeding devices, or all of these products. For example, certain states have adopted restrictions on the sale of modern sporting rifles, and other states are considering adopting similar laws. Several states require internal or external locking mechanisms for firearms sold in their jurisdictions. Some states mandate, or are considering mandating, certain design features based on perceived safety or other grounds. California maintains a roster of handguns that are certified for sale in the state. Certain of our products have been removed from the roster in the past (meaning that they can no longer lawfully be sold by retailers) and may be removed in the future. Finally, our ability to sell our products in international markets is impacted by local laws, rules, and regulations in those markets. For example, Canada recently banned the sale, purchase, or transfer of handguns within Canada, subject to certain exceptions. Such laws could have a material adverse effect on our business, operating results, and financial condition.

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

Employment and Occupational Health and Safety Compliance.

We are subject to a number of employment and occupational health and safety laws and regulations, including the Fair Labor Standards Act and the Occupational Safety and Health Act and the rules and regulations promulgated thereunder, that could significantly increase our operating costs and reduce our operational flexibility. For example, we have reached a settlement (which was preliminarily approved by the court in March 2024) with a proposed class of current and former employees who filed a claim alleging non-payment of wages and overtime in violation of the Massachusetts Wage Act and Massachusetts Fair Wage Act.

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

Privacy Compliance.

Changing privacy laws in the United States (where, among others, the California Consumer Privacy Act became effective in 2020 and its expansion and amendment, the California Privacy Rights Act, became effective January 1, 2023), Europe (where the General Data Protection Regulation became effective in 2018), and elsewhere have created new individual privacy rights, imposed increased obligations on companies handling personal data, and increased potential exposure to fines, litigation, and penalties.

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
•
transportation delays or interruptions;
•
foreign exchange rate fluctuations;
•
limitations on imports and exports – In April 2024, BIS announced new rules (which became effective in May 2024) that, among other things, led to the revocation of certain of our previously valid licenses that authorized firearm exports to non-government end users in countries deemed “high risk” by the State Department and otherwise imposed significant changes on the licensing requirements for many firearms exports;
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

In connection with the Relocation, we continue to be subject to a number of risks, including the following:

•
we may not meet the spending, headcount, and wage commitments that we are required to meet in order to receive certain governmental incentives associated with the Relocation;
•
we may not effectively implement and utilize productivity enhancements, including those related to automation; and
•
we have experienced, and may continue to experience, increased employee turnover and challenges in recruiting employees and retaining existing employees. This turnover may have resulted in, and may continue to result in, the loss of valuable historical knowledge concerning our business and its operations. In particular, we may be unable to recruit employees with the requisite skills to work at our Maryville facility, and we may struggle to recruit and retain employees to work in our Springfield facility, which has been significantly impacted by the Relocation.

Any one or more of these risks could cause us to fail to realize the expected benefits of the Relocation.

Our operating facilities are critical to our success, and we may incur business disruptions.

We operate in only four facilities, and our success depends on our ability to efficiently operate each facility.

We produce key components for most of our products at our Springfield facility, which also houses our principal research, development, engineering, and design functions. We frequently make changes in our manufacturing operations to modernize the facility and associated equipment and systems as a result of the age of the facility and the continued need to introduce efficiencies in manufacturing and other processes. We anticipate that we will continue to incur significant capital and other expenditures with respect to the facility, but we may not be successful in continuing to improve efficiencies. A disruption of the operation of this facility would adversely affect our ability to produce many of our products and serve our customers.

During fiscal 2024, as part of the Relocation, we opened the Maryville facility, which houses our management, administrative, assembly (except for revolvers and metal pistols, which continue to be manufactured and assembled in the Springfield facility), distribution, and plastic injection molding functions. The Maryville facility includes computer controlled and automated equipment, which is complex and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, electronic or power interruptions, and other system failures.

We also depend on our Houlton facility, which is used primarily as a machining facility for our firearms, as well as for the manufacturing of all of our handcuffs and restraints.

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

The operations at our facilities may be interrupted or impaired by various operating risks, including risks associated with the following:

•
catastrophic events, such as fires, floods, earthquakes, explosions, natural disasters, severe weather, (including hurricanes, tornados, and droughts), and pandemics, or other similar occurrences – for example, our Maryville facility operations were disrupted in January 2024 by severe weather (snowfall);
•
interruptions in the delivery of raw materials or other manufacturing inputs;
•
adverse government regulations;
•
equipment breakdowns or failures;
•
prolonged power failures;
•
unscheduled maintenance outages;
•
telecommunication and information system disruptions or failures due to any number of causes, including cyber-attacks;
•
violations of permit or licensing requirements or revocation of permits or licenses;
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

We rely on our supply chain for our production, and any interruptions in these arrangements could disrupt our ability to fill our customers’ orders.

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

We anticipate that our advertising, marketing, public relations, and promotional efforts will increase in the foreseeable future as we continue to seek to enhance our brand recognition and consumer demand for our products. While we have historically relied on print and electronic media advertising to increase consumer awareness of our brands to increase purchasing intent and conversation, we increasingly rely on other forms of media advertising, including social media and digital marketing. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising, marketing, public relations, and promotional programs. These brand promotion activities may not be effective, and their efficacy will depend on a number of factors, including our ability to:

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

Consumers are increasingly using online platforms to learn about firearms, and we face pressure to reach our customers through social media platforms. We plan to continue to expand our brand recognition and product loyalty through social media and our websites, with generation of original content. We are subject to de-platforming, whereby our ability to share information on social platforms or websites could be blocked, limiting our ability to reach our customers. In addition, we seek endorsements and support from particular sporting enthusiasts, athletes, or other celebrities for certain of our products and brands, and those products and brands may become personally associated with those individuals. As a result, sales of the endorsed products could be adversely affected if any of those individuals’ images, reputations, or popularity were to be negatively impacted. Also, our internal policies and procedures may not adequately protect us from inappropriate acts committed or alleged to have been committed by our employees or social media partners, including endorsers/influencers, in which case we could be exposed to penalties and other sanctions by the Federal Trade Commission, or FTC, or other regulatory bodies.

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
•
the potential impairment of assets – for example, in fiscal 2024 we incurred a $1.9 million impairment related to assets formerly utilized at the Columbia facility;
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

For fiscal 2024, sales to three of our customers exceeded 10.0% of our net sales, totaling 34.8%. As of April 30, 2024, two of our customers each accounted for more than 10% of our accounts receivable, for a total of 47.9%. For fiscal 2023, sales to two of our customers exceeded 10.0% of our net sales, totaling 22.8%. As of April 30, 2023, three of our customers each accounted for more than 10% of our accounts receivable, for a total of 39.4%.

Liability insurance coverage is expensive and may be difficult to obtain at commercially reasonable rates, or at all.

Our insurance policies are subject to periodic review by our insurers and may not be renewed at all or on similar or favorable terms. Because we manufacture and sell firearms, a number of insurance carriers have decided in the past, and may decide in the future, not to insure us. For example, in recent years, certain insurance carriers chose either to cancel our insurance coverage or not to submit proposals to insure us in areas such as auto, general liability, and products liability insurance, among others. In addition, if we or other firearm manufacturers sustain significant losses or make significant insurance claims, our ability to obtain future insurance coverage at commercially reasonable rates could be materially and adversely affected. For example, our ability to obtain liability insurance on commercially reasonable terms has been adversely impacted by the $73 million settlement that was announced in 2022 between insurance carriers representing Remington Outdoor Company and plaintiffs in the Soto v. Bushmaster Firearms International, LLC case. Our liability insurance costs were $8.4 million, $7.8 million, and $8.3 million in fiscal 2024, 2023, and 2022, respectively.

An inability to obtain liability insurance, significant increases in the cost of the liability insurance we obtain, or losses in excess of our liability insurance coverage, could have a material adverse effect on our business, operating results, and financial condition. In fiscal 2020, we established a wholly owned captive insurance company to help mitigate these risks, but our funding of the insurance company may not adequately cover the cost of claims against us, if any.

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

We have been and may continue to be subject to governmental investigations and inquiries. Such investigations and inquiries could subject us to various sanctions, including significant civil and criminal penalties, the indictment of our company or various of our officers and employees, our being prevented from bidding on domestic military and government contracts, restriction by the U.S. Government, including by the U.S. Department of State or U.S. Department of Commerce, on exporting our products, private civil litigation arising out of the outcome of the investigations or inquiries, the diversion of time and attention of our management from normal business operations, and a negative impact on the perception of our company by investors, customers, and others. For example, in 2020 the office of the attorney general of New Jersey issued us a subpoena requesting certain business records as part of an investigation into potential violations of the New Jersey Consumer Fraud Act; in 2022, certain gun control activists submitted a petition to the FTC suggesting that the FTC investigate and regulate our industry’s alleged unfair and deceptive advertising; and in 2022, the U.S. House of Representatives Committee on Oversight and Reform issued us a subpoena requesting certain business records as part of an investigation into certain firearm manufacturers, including us. Responding to inquiries and investigations, including through litigation, is time consuming and costly, may disrupt our ongoing business and distract management from operating our business, and may expose us to litigation, including claims raised by private plaintiffs.

Our business involves the potential for product recalls and product liability and other claims against us.

As a distributor of non-firearm consumer products, such as handcuffs, we are subject to the U.S. Consumer Products Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act of 2008, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous, and similar laws under foreign jurisdictions. Under certain circumstances, the Consumer Products Safety Commission or comparable foreign agency could require us to repurchase or recall one or more of our products. Additionally, other laws and agencies regulate certain consumer products sold by us, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products could be costly and damage our reputation. If we were required to remove, or we voluntarily remove, our products from the market, our reputation could be tarnished, and we might have large quantities of finished products that we could not sell. We also face exposure to product liability claims in the event that one of our products is alleged to have resulted in property damage, bodily injury, or other adverse effects. In addition to the risk of substantial monetary judgments, fines, or penalties that may result from any governmental investigations, product liability claims, or regulatory actions, such events could result in negative publicity that could harm our reputation, adversely impact the value of our brands, and result in an increase in the cost of producing our products. Similar to product liability claims, we face exposure to class action lawsuits related to the performance, safety, or advertising of our products. Such class action lawsuits could result in substantial monetary judgments, injunctions related to the marketing and sale of products, and potentially harm our reputation.

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

Should any of our competitors file patent applications or obtain patents that claim inventions also claimed by us, we may choose to participate in a United States Patent and Trademark Office Patent Trial and Appeal Board proceeding to determine the patentability or validity of these patents because our business would be harmed if we fail to enforce and protect our intellectual property rights. Even if the outcome is favorable, this proceeding could be costly and disrupt our business.

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

Cyber-security-related vulnerabilities may remain undetected for an extended period of time. We maintain contingency plans and processes to prevent or mitigate the impact of events arising from these vulnerabilities; however, these events could result in operational disruptions or the misappropriation of sensitive data and, depending on their nature and scope, could lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes, operational disruptions, and exposure to liability. Such disruptions or misappropriations and the resulting repercussions, including reputational damage and legal claims or proceedings, may materially and adversely affect our business, operating results, and financial condition.

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

The trading price of our common stock has fluctuated widely in the past and may fluctuate widely in the future. For example, the trading price of our common stock closed at $35.40 per share on July 1, 2021 and closed at $13.73 on April 29, 2022, the final trading day of fiscal 2022. Many factors could affect the trading price of our common stock, including the following:

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

The growing integration of environmental, social, and governance, or ESG, factors in making investment decisions is relatively new, and frameworks and methods used by investors for assessing ESG policies are not fully developed and vary considerably among the investment community. Our public ESG disclosures (or lack thereof), in addition to ESG disclosure criteria established by third parties, may impact our reputation. For example, public perception, including among our stakeholders, may depend, in part, on the policies and procedures we adopt and the disclosures we make, whether or not we meet third party ESG disclosure requirements (including those related to human rights) that the ESG investment community deems relevant, and whether we are perceived to fail to act responsibly in the areas on which we report. The subjective nature and wide variety of methods and processes used by stakeholders, including investors, to assess companies on ESG criteria could result in a negative perception about our ESG-related policies and practices or a misrepresentation of those policies and practices. If our stakeholders feel that we are failing to achieve progress with respect to ESG factors, or if we fail to meet ESG disclosure criteria set by third parties, our ability to attract and retain employees; the willingness of third parties to do business with us; investors’ willingness or ability to purchase or hold our securities; or our ability to access capital, could be impacted, any of which could materially and adversely impact our business, operating results, and financial condition.

Further, ESG investing (also called sustainable investing, socially responsible investing, or impact investing) has attracted significant amounts of capital. Managers of these investments may screen out companies in certain sectors (such as the firearm industry) and otherwise exercise broad discretion in determining whether to invest in certain sectors or individual companies. The trading price of our common stock may be adversely impacted by the growth of ESG investing, including if such growth results in more investors choosing not to invest in our common stock or divesting from investments in our common stock.

Actions of stockholder activists could cause us to incur substantial costs and divert management’s attention and our resources.

We have been, and may be in the future, subject to informal private or public inquiries and formal proxy proposals by stockholder activists urging us to take certain corporate actions, many of which we believe may not be in the best interests of our company or our stockholders. For example, in recent years, certain stockholder activists have submitted proposals requesting that our board of directors adopt a human rights policy and engage a third party to conduct a human rights impact assessment. These activities may adversely affect our business in a number of ways, and responding to inquiries or proposals can be costly, time consuming, and disruptive to our operations and could meaningfully divert the attention of our resources, including those of our management team and other employees. For example, in response to these activities, we have engaged, and may engage in future, third-party service professionals, including legal, financial, and communications advisors, to advise us, which has been, and may continue to be, costly. In addition, certain stockholder inquiries and proposals could create perceived uncertainties or concerns as to our future operating environment, legislative environment, strategy direction, or leadership, and could (i) result in the loss of potential business opportunities; (ii) harm our ability to attract or retain investors, customers, and employees; (iii) harm or disrupt our business and financial relationships; (iv) result in consumer boycotts of our products; and (iv) cause the trading price of our common stock to experience periods of decline, volatility, or stagnation. Stockholder activists have pressured and may continue to pressure us to adopt actions that are not in the best interests of our company or our stockholders, inconsistent with the legal operation of our business, or contrary to the beliefs of our core consumers, and our reputation could be damaged if our core consumers believe that we have adopted the gun control agenda of certain activists. Finally, the actions of stockholder activists may strengthen our competitors, particularly those that are privately held and not subject to these types of gun control focused stockholder activism. In December 2023, certain stockholder activists filed a stockholder derivative suit against our directors and certain of our officers, alleging breaches of fiduciary duties. The suit was dismissed in May 2024 without prejudice, meaning it could be refiled by the stockholder activists. Responding to the stockholder activists' claims has been, and may continue to be, costly and time consuming. The actions of stockholder activists could materially and adversely impact our business, operating results, and financial condition.

Our ability to operate our business efficiently may be adversely impacted if service providers and other businesses that permit firearm-related activities refuse to work with us.

Gun control activists have sought to engineer boycotts of firearm products by service providers to our industry, certain of which discriminate against companies involved with the firearm industry. For example, some financial institutions and insurance companies no longer provide certain services to firearm manufacturers. Gun control activists have also targeted credit card companies, transportation companies, and social media companies, among others. Further, certain law firms refuse to provide services to firearm manufacturers. For example, in 2022, we were notified by a law firm with which we had maintained a long-term relationship that it would no longer provide legal services to us. If additional service providers refuse to work with us, we would need to engage alternative service providers, which may adversely impact the delivery of important services to us and increase our costs. Further, we may be unable to locate suitable alternative service providers. The refusal of service providers and other businesses that permit firearm-related activities to work with us could have a material adverse effect on our business, operating results, and financial condition.

We operate in a challenging market for talent and may fail to attract, motivate, train, and retain qualified personnel, including key personnel.

Our success depends on our ability to attract, motivate, train, and retain employees with the skills necessary to understand and adapt to our customers’ continuously developing needs. The increasing demand for qualified personnel makes it more difficult for us to attract and retain employees with requisite skill sets, particularly employees with specialized technical and trade experience. Changing demographics and labor work force trends also may result in a loss of knowledge and skills as workers with more tenure and experience retire. The market for both hourly workers and professional workers has been particularly challenging in recent years. In certain locations where we operate, the demand for labor has exceeded the supply of labor, resulting in higher labor costs. Despite our focused efforts to attract and retain employees, our attrition rates in recent years have exceeded our historical rates, resulting in higher operating costs at some of our facilities in the form of higher wages and higher levels of overtime pay. We believe that the Relocation was a significant contributing factor to these higher rates of attrition, as certain employees, particularly those based in our Springfield and Deep River facilities, left our employment to work for employers that would allow them to continue working near their homes or to work remotely. We expect that the market for both hourly and professional workers may remain challenging at least through fiscal 2025. In addition to challenges associated with a competitive labor market, we may also struggle to identify qualified candidates who are comfortable or enthusiastic to work for a firearm business. If we fail to attract, motivate, train, and retain qualified personnel, or if we experience excessive turnover, we may experience declining sales, manufacturing delays or other operating inefficiencies, increased recruiting, training, and relocation costs, or other difficulties, and our business, financial condition, and results of operations may be materially and adversely impacted.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats. We identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods, including conducting scans of the threat environment and conducting threat and vulnerability assessments. Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards, and policies designed to manage and mitigate material risks from cybersecurity threats, including risk assessments, incident detection and response, end-point detection and response, network security controls, access controls, physical security, systems monitoring, a vendor risk management program, and penetration testing. We work with third parties (including professional services firms, threat intelligence service providers, and penetration testing firms) from time to time that assist us to identify, assess, and manage cybersecurity risks.

Our information security team reviews enterprise level cybersecurity risks at least annually, and key cybersecurity risks are identified, tracked, monitored, and addressed in alignment with our overall enterprise risk management program.

We utilize third-party service providers to perform certain business functions. We seek to engage reliable and reputable service providers that maintain cybersecurity programs. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, we may review the cybersecurity practices of such provider, contractually impose obligations on the provider, conduct information security risk assessments, and conduct periodic reassessments during their engagement.

We describe whether and how risks from identified cybersecurity threats have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “We are subject to cyber-security risks, including risks related to customer, employee, vendor, and other company data” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

Governance

The Audit Committee is responsible for overseeing risks from cybersecurity threats, in accordance with its charter. The Audit Committee holds quarterly meetings and receives periodic reports from our Vice President – Information Technology (Chief Information Officer) concerning our significant cybersecurity threats and risks, and the processes we have implemented to address them.

Management plays an important role in assessing and managing our material risks from cybersecurity threats. Our Vice President – Information Technology (Chief Information Officer) is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Audit Committee. He has over a decade of experience leading cybersecurity oversight, and leads other members of our information security team, who have professional cybersecurity experience, training, or certifications.

We maintain a cyber incident response plan that is designed to provide a framework that will allow us to respond effectively to a cybersecurity incident. A cyber emergency response team, which includes members of our executive leadership team, manages this plan. Beginning in fiscal 2024, this team began meeting monthly to discuss cybersecurity threat trends and related information. Our incident response processes are designed to escalate certain cybersecurity incidents to our cyber emergency response team and include reporting to the Audit Committee for certain cybersecurity incidents.

We view cybersecurity threats as a shared responsibility. All new employees with company email addresses receive cybersecurity training as part of their onboarding, as well as annual training. We also periodically publish a cybersecurity newsletter to these employees related to topics such as phishing, social engineering, and insider-threat awareness.

Item 2. Properties

The following table sets forth information regarding our principal operating properties and other significant properties as of April 30, 2024. In general, our operating properties are well maintained, suitably equipped, and in good operating condition.

Location	Facility	Ownership Status
Connecticut
Deep River	Plant	Leased
Maine
Houlton	Plant	Owned
Massachusetts
Springfield	Executive Offices & Plant	Owned
Missouri
Columbia	Office & Warehouse	Leased — Assigned to a third party
Tennessee
Maryville	Plant	Owned — Subject to the terms of certain real property and tax incentive agreements

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

Holders

On June 19, 2024, there were 881 record holders of our common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividend Policy

We have paid dividends on a quarterly basis since August 2020. Quarterly dividends, when declared, are paid approximately four weeks after earnings are announced. Payment of any cash dividends depends on our financial condition, operating results, and capital requirements as well as other factors deemed relevant by our board of directors. We paid dividends totaling $22.0 million and $18.3 million during fiscal 2024 and 2023, respectively.

Securities Authorized for Issuance under Equity Compensation Plans

For equity compensation plan information, refer to Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) in Part III of this Annual Report on Form 10-K.

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended April 30, 2024 for (i) our common stock, (ii) the Russell 2000 Index, and (iii) the S&P Composite 1500 Leisure Products Index (S&P 1500 Leisure Products on the graph below). The graph assumes an investment of $100 on April 30, 2018, with dividends reinvested. The performance shown is not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

Among Smith & Wesson Brands, Inc., The Russell 2000 Index,

And Peer Group

* $100 invested on April 30, 2019 in stock or index — including reinvestment of dividends. Fiscal year ending April 30.

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Securities Act.

Repurchases of Common Stock

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the quarter ended April 30, 2024 (dollars in thousands, except per share data):

			Total # of Shares	Maximum Dollar
			Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total # of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share (1)	Programs (2)	or Programs
February 1 to February 29, 2024	51,774	$12.99	51,774	$40,198
April 1 to April 30, 2024	24,908	16.48	24,908	39,787
Total	76,682	$14.12	76,682	$39,787

(1)
The average price per share excludes fees paid to acquire the shares.
(2)
On September 19, 2023, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions through September 19, 2024. During fiscal 2024, we repurchased 793,551 shares of our common stock for $10.2 million, utilizing cash on hand.

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

This section generally discusses year-to-year comparisons between fiscal 2024 and fiscal 2023. A discussion of our results of operations, liquidity, and capital resources for fiscal 2023 compared with fiscal 2022 are not included in this Annual Report on Form 10-K and can be found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for fiscal 2023, filed with the SEC on June 22, 2023.

2024 Highlights

Our operating results for fiscal 2024 included the following:

•
Net sales of $535.8 million represented an increase of $56.6 million, or 11.8%, over the prior fiscal year.
•
Gross profit increased $3.6 million, or 2.3%, over the prior fiscal year, primarily as a result of increased sales volume. Gross margin decreased 2.7% from the prior fiscal year, primarily because of unfavorable fixed-cost absorption, as a result of lower production volume, the impact of an accrued legal settlement, the impact of inflation on raw materials, finished parts, and labor costs, and unfavorable inventory reserves adjustments, partially offset by the impact of decreased relocation spend and favorable mix associated with newly introduced products.
•
Net income was $39.6 million, or $0.86 per diluted share, compared with net income of $36.9 million, or $0.80 per diluted share, for the prior fiscal year.
•
During fiscal 2024, we paid $22.0 million in dividends compared with $18.3 million in fiscal 2023.
•
On September 30, 2021, we announced the Relocation. In connection with the Relocation, we built a new facility in Maryville, Tennessee and relocated some of our Springfield, Massachusetts operations and all of our Columbia, Missouri distribution operations to Maryville. We are in the process of relocating our corporate headquarters and a portion of our Deep River, Connecticut plastic injection molding operations to Maryville. In total, we expect to incur capital expenditures in connection with the construction and equipping of the new facility in an aggregate amount of approximately $160.0 million to $170.0 million. Through April 30, 2024, we had incurred $157.0 million of capital expenditures and $25.6 million of other restructuring charges related to the Relocation.

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

External Factors that Impact the Firearm Industry

The firearm industry has been subject to many external factors in the past that have significantly increased the volatility of revenue generated for companies within the industry. These factors include, among others, fears surrounding crime and terrorism; significant news events, such as those related to mass shootings; potential restrictions on the sale or makeup of firearms; actual and potential legislative, judicial, and regulatory actions; economic changes; and changes in the social and political environment, including congressional and presidential elections. See Item IA, Risk Factors, for further discussion of external factors that impact the firearm industry. Although these external factors have created demand surges and volatility in the firearm market, and often make it difficult to predict demand, we believe that those external factors have also likely contributed to a long-term increase in consumer interest in firearms. We estimate that the annual domestic non-military firearm market is approximately $2.9 billion for handguns and $1.8 billion for long guns, excluding shotguns, based on the latest data for industry shipments as calculated by the National Shooting Sports Foundation, or NSSF, utilizing Firearms and Ammunition Excise Tax data for calendar year 2023. According to calendar 2022 reports by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, or ATF, the U.S. firearm manufacturing industry grew at a 10.0% compound annual growth rate in units from 2017 through 2022, although there has been wide variation among years (e.g., 2019 to 2020 grew 58.0%). We believe that this expanding base of consumers combined with our strong brand reputation and attractive price points lend support to our goal of continuing to increase our market share.

Results of Operations

Net Sales and Gross Profit

The following table sets forth certain information regarding net sales and gross profit for the fiscal years ended April 30, 2024, 2023, and 2022 (dollars in thousands):

	2024	2023	$ Change	% Change	2022
Handguns	$381,898	$360,668	$21,230	5.9%	$624,219
Long Guns	116,491	74,230	42,261	56.9%	189,467
Other Products & Services	37,444	44,344	(6,900)	-15.6%	50,440
Total net sales	$535,833	$479,242	$56,591	11.8%	$864,126
Cost of sales	377,740	324,705	53,035	16.3%	489,562
Gross profit	$158,093	$154,537	$3,556	2.3%	$374,564
% of net sales (gross margin)	29.5%	32.2%			43.3%

The following table sets forth certain information regarding units shipped by trade channel for the fiscal years ended April 30, 2024, 2023, and 2022 (units in thousands):

Total Units Shipped	2024	2023	# Change	% Change	2022
Handguns	836	793	43	5.4%	1,518
Long Guns	228	148	80	54.1%	363

Sporting Goods Channel Units Shipped	2024	2023	# Change	% Change	2022
Handguns	775	734	41	5.6%	1,422
Long Guns	210	137	73	53.3%	342

Professional Channel Units Shipped	2024	2023	# Change	% Change	2022
Handguns	61	59	2	3.4%	96
Long Guns	18	11	7	63.6%	21

Sales of our handguns increased $21.2 million, or 5.9%, over fiscal 2023, primarily as a result of increased shipments of revolvers, increased shipments of newly introduced products (defined as any new SKU not shipped in the prior year), which represented 22.8% of handgun sales in the period, the impact of targeted promotions on certain polymer frame pistols, and a 2%-5% price increase on select products that became effective in the third fiscal quarter, partially offset by lower demand for several older handgun products and certain products that were introduced in the prior year. Handgun unit shipments into the sporting goods channel increased 5.6% over fiscal 2023, while overall consumer demand decreased 7.7%, (as indicated by adjusted background checks for handguns reported to the National Instant Criminal Background Check System, or NICS).

Sales of our long guns increased $42.3 million, or 56.9%, over fiscal 2023, primarily as a result of increased shipments of new products in the fiscal year, which represented 52.2% of sales in the period. Unit shipments into the sporting goods channel increased 53.3% over fiscal 2023, while overall consumer demand for long guns decreased 3.0%, as indicated by NICS.

Other products and services sales decreased $6.9 million, or 15.6%, from fiscal 2023, primarily because of decreased sales of component parts, decreased business-to-business sales, and decreased licensing revenue, partially offset by increased sales of handcuffs.

New products represented 27.6% of net sales for the 12 months ended April 30, 2024 and included one new pistol, three new long guns, and many new product line extensions.

Gross margin for fiscal 2024 decreased by 2.7% from the prior fiscal year, primarily because of a combination of unfavorable fixed-cost absorption (as a result of lower production volumes), the impact of an accrued legal settlement for $3.2 million, the impact of inflation on raw materials and finished parts, which increased approximately 5.6% over the prior fiscal year, the impact of inflation on labor costs (particularly as it relates to entry level positions), and unfavorable inventory reserve adjustments, including capitalized variances, partially offset by the impact of decreased Relocation spend and favorable mix associated with new products.

Our inventory levels decreased $16.6 million during fiscal 2024. While inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results, it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors, including seasonality, new product introductions, news events, political events, and consumer tastes. We expect our inventories to increase in the first quarter of fiscal 2025 due to seasonal factors.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the fiscal years ended April 30, 2024, 2023, and 2022 (dollars in thousands):

	2024	2023	$ Change	% Change	2022
Research and development	$7,266	$7,550	$(284)	-3.8%	$7,262
Selling, marketing, and distribution	40,564	36,976	3,588	9.7%	43,156
General and administrative	65,484	61,604	3,880	6.3%	72,493
Total operating expenses	$113,314	$106,130	$7,184	6.8%	$122,911
% of net sales	21.1%	22.1%			14.2%

Operating expenses increased $7.2 million over the prior fiscal year. Research and development expenses decreased $284,000, primarily because of decreased sample and testing costs associated with new product development. Selling, marketing, and distribution expenses increased $3.6 million, primarily as a result of a $1.9 million impairment of distribution equipment related to the Relocation, one-time costs related to the grand opening event at our new Maryville facility, increased compensation costs, increased spend on targeted promotions, and increased freight costs because of higher shipments, partially offset by decreased compensation-related Relocation costs and decreased digital advertising costs. General and administrative expenses increased $3.9 million, primarily as a result of increased compensation expenses, legal expenses, and profit-related compensation costs, partially offset by decreased Relocation costs.

Operating Income

The following table sets forth certain information regarding operating income for the fiscal years ended April 30, 2024, 2023, and 2022 (dollars in thousands):

	2024	2023	$ Change	% Change	2022
Operating income	$44,779	$48,407	$(3,628)	-7.5%	$251,653
% of net sales (operating margin)	8.4%	10.1%			29.1%

Operating income for fiscal 2024 decreased $3.6 million, or 7.5%, from the prior fiscal year, primarily because of the impact of an accrued legal settlement for $3.2 million, unfavorable inventory reserve adjustments, one-time costs associated with the grand opening of our new Maryville facility, increased spend on targeted promotions, and increased freight costs because of higher shipments, partially offset by increased sales volumes and decreased Relocation spend.

Other Income

The following table sets forth certain information regarding other income for the fiscal years ended April 30, 2024, 2023, and 2022 (dollars in thousands):

	2024	2023	$ Change	% Change	2022
Other income	$6,672	$150	$6,522	4360.3%	$2,868

Other income for fiscal 2024 increased $6.5 million primarily is a result of the sale of certain intangible assets.

Interest (Expense)

The following table sets forth certain information regarding interest expense for the fiscal years ended April 30, 2024, 2023, and 2022 (dollars in thousands):

	2024	2023	$ Change	% Change	2022
Interest expense	$(2,055)	$(331)	$1,724	521.2%	$(2,135)

Interest expense increased by $1.7 million over the prior fiscal year, primarily as a result of higher average outstanding debt balances during fiscal 2024.

Income Tax Expense

The following table sets forth certain information regarding income tax expense for the fiscal years ended April 30, 2024, 2023, and 2022 (dollars in thousands):

	2024	2023	$ Change	% Change	2022
Income tax expense	$9,787	$11,350	$(1,563)	-13.8%	$57,892
% of income from operations (effective tax rate)	19.8%	23.5%		-3.7%	22.9%

We recorded income tax expense of $9.8 million for fiscal 2024, $1.6 million lower than the prior fiscal year, in spite of increased profitability, primarily as a result of an amendment of prior year returns for the foreign derived income deduction that favorably reduced current year income tax expense by $1.4 million, or 2.9%. Our effective tax rates were 19.8% and 23.5% for fiscal 2024 and 2023, respectively. Adjusting for the foreign derived income deduction for each year, the effective tax rates would have been 22.7% and 23.0% for fiscal 2024 and 2023, respectively.

Net Income

The following table sets forth certain information regarding net income and the related per share data for the fiscal years ended April 30, 2024, 2023, and 2022 (dollars in thousands, except per share data):

	2024	2023	$ Change	% Change	2022
Net income	$39,609	$36,876	$2,733	7.4%	$194,494
Net income per share
Basic	$0.86	$0.80	$0.06	7.5%	$4.12
Diluted	$0.86	$0.80	$0.06	7.5%	$4.08

Net income increased $2.7 million, or $0.06 per diluted share, from the prior fiscal year for reasons outlined above.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our operations, including working capital and capital expenditures, and return capital to our stockholders. Capital expenditures for new product development and repair and replacement of equipment represent important cash needs.

The following table sets forth certain cash flow information for the fiscal years ended April 30, 2024, 2023, and 2022 (dollars in thousands):

	2024	2023	$ Change	% Change	2022
Operating activities	$106,739	$16,732	$90,007	537.9%	$137,814
Investing activities	(81,490)	(89,781)	8,291	9.2%	(24,116)
Financing activities	(17,966)	5,877	(23,843)	405.7%	(105,987)
Total cash flow	$7,283	$(67,172)	$74,455	-110.8%	$7,711

Operating Activities

Operating activities represent the principal source of our cash flow.

Cash provided by operating activities was $106.7 million in fiscal 2024, or $90.0 million higher than the prior fiscal year. Cash from operating activities was favorably impacted by a $16.6 million decrease in inventory in fiscal 2024 compared with a $40.5 million increase in inventory in fiscal 2023, an $18.2 million increase in accounts payable in fiscal 2024 compared with an $8.6 million decrease in fiscal 2023, and a $6.3 million increase in accrued expenses and deferred revenue in fiscal 2024 compared with a $3.6 million decrease in fiscal 2023. Partially offsetting this favorable activity was a $3.9 million increase in accounts receivable in fiscal 2024 compared with a $7.6 million decrease in accounts receivable in fiscal 2023 due to increased sales volume.

Investing Activities

Cash used in investing activities in fiscal 2024 was $8.3 million lower than fiscal 2023, primarily as a result of $6.5 million received for the sale of certain intangible assets and the sale of assets related to the Relocation.

We currently expect to spend $25.0 to $30.0 million on capital expenditures in fiscal 2025.

Financing Activities

Cash used in financing activities was $18.0 million in fiscal 2024 compared with cash provided by financing activities of $5.9 million in fiscal 2023. Cash used in financing activities in fiscal 2024 primarily included $22.0 million in dividend distributions and $10.2 million of share repurchases, partially offset by a net $15.0 million borrowing under our revolving line of credit.

Finance Lease – We are a party to a material finance lease, the Missouri Lease, which is a $46.2 million lease for our Missouri distribution center that has an effective interest rate of approximately 5.0% and is payable in 240 monthly installments through fiscal 2039. The building is pledged to secure the amounts outstanding. During fiscal

2024, we paid approximately $1.3 million in principal payments relating to the Missouri Lease. With the completion of the Separation, we entered into the Missouri Sublease. On July 16, 2022, we entered into an amendment to the Missouri Sublease, increasing the subleased space to 64.7% of the facility under the same terms as the Missouri Lease. As part of the Relocation, on January 31, 2023, we entered into the Assignment and Assumption Agreement and the Amended and Restated Guaranty. We terminated the Missouri Sublease as of January 1, 2024. For fiscal 2024, income related to the Missouri Sublease was $2.7 million, of which $1.3 million was recorded in general and administrative expenses and $1.4 million was recorded in interest expense, net, in our consolidated statements of income.

Credit Facilities – We maintain an unsecured revolving line of credit with TD Bank, N.A. and other lenders, or the Lenders, which includes availability up to $100.0 million at any one time, or the Revolving Line. The Revolving Line provides for availability for general corporate purposes, with borrowings to bear interest at either the Base Rate or SOFR rate, plus an applicable margin based on our consolidated leverage ratio, as of April 30, 2024. The credit agreement also provides a swingline facility in the maximum amount of $5.0 million at any one time (subject to availability under the Revolving Line). Each Swingline Loan bears interest at the Base Rate, plus an applicable margin based on our consolidated leverage ratio. In response to a Springing Lien Triggering Event (as defined in the credit agreement), we would be required to enter into certain documents that create in favor of TD Bank, N.A., as administrative agent, and the lenders party to such documents as legal, valid, and enforceable first priority lien on the collateral described therein. Subject to the satisfaction of certain terms and conditions described in the credit agreement, we have an option to increase the Revolving Line by an aggregate amount not exceeding $50.0 million. The Revolving Line matures on the earlier of August 24, 2025, or the date that is six months in advance of the earliest maturity of any permitted notes under the credit agreement. On April 28, 2023, we amended our existing credit agreement to, among other things, replace LIBOR with SOFR as the interest rate benchmark and amend the definition of “Consolidated Fixed Charge Coverage Ratio” to exclude unfinanced capital expenditures in connection with the Relocation.

As of April 30, 2024, we had $40.0 million of borrowings outstanding on the Revolving Line, bearing interest at an average rate of 7.18%, which was equal to SOFR rate plus an applicable margin.

The credit agreement for our credit facility contains financial covenants relating to maintaining a maximum leverage ratio and a minimum debt service coverage ratio. We were in compliance with all debt covenants as of April 30, 2024.

Share Repurchase Programs – On September 19, 2023, our Board of Directors authorized the repurchase of $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions through September 19, 2024. During fiscal 2024, we purchased 793,551 shares of our common stock for $10.2 million under this authorization. We did not purchase any shares of our common stock during fiscal 2023, and we did not have an authorized repurchase program as of April 30, 2023.

At April 30, 2024, we had $60.8 million in cash and cash equivalents on hand.

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

Inflation

During fiscal 2024 and 2023, inflationary pressures resulted in increases in the cost of certain of the components, parts, raw materials, and other supplies necessary for the production of our products, as well as labor costs. We do not believe that inflation had a material impact on us during fiscal 2022. We expect that inflation will continue to have an impact during fiscal 2025.

Critical Accounting Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires that we make accounting estimates, judgments, and assumptions that can have a meaningful effect on the reporting of consolidated financial statements. See Note 2 — Significant Accounting Policies for additional information.

Critical accounting estimates are defined as those reflective of significant judgments, estimates, and uncertainties, which may result in materially different results under different assumptions and conditions. We believe the following are our critical accounting estimates:

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

Judgments and Uncertainties: An allowance for potential non-saleable inventory as a result of excess stock or obsolescence is based upon a detailed review of inventory, past history, and expected future usage.

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

Judgments and Uncertainties: In accounting for severance and relocation costs, we must make a variety of assumptions and estimates, including the number of employees that will meet all of the requirements to receive the severance and relocation package, the number of those employees that will be electing to relocate versus opt for severance, and the potential cost of self-insured benefits that may be incurred during any potential severance period. We consider current facts when determining these estimates.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to the variable interest rate associated with our credit agreement, which consists of a $100.0 million revolving line of credit that bears interest either the Base Rate or SOFR rate, plus an applicable margin based on our consolidated leverage ratio. For more information regarding our financing arrangements, see Note 4 — Notes, Loans Payable, and Financing Arrangements. As of April 30, 2024, we had $40.0 million of borrowings outstanding on the Revolving Line, which bore an interest rate of 7.18%, which is equal to SOFR rate plus an applicable margin. On April 28, 2023, we entered into an amendment to our existing credit agreement to, among other things, replace LIBOR with SOFR as the interest rate benchmark and amend the definition of "Consolidated Fixed Charge Coverage Ratio" to exclude unfinanced capital expenditures in connection with the Relocation.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of April 30, 2024, the end of the period covered by this Annual Report on Form-10-K. Based on that evaluation, we have concluded that, as of the end of the period covered by this Annual Report on Form-10-K, our disclosure controls and procedures were effective to provide such reasonable assurance.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on that evaluation, management believes that our internal control over financial reporting was effective as of April 30, 2024.

The effectiveness of our internal control over financial reporting as of April 30, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which also audited our consolidated financial statements for fiscal 2024. Deloitte & Touche LLP's report on our internal control over financial reporting is included herein.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

The adoption or termination of contracts, instructions, or written plans for the purchase and sale of our securities by our Section 16 officers and directors for the three months ended April 30, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or a Rule 10b5-1 Plan, were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Robert L. Scott	Director	Adoption of Rule 10b5-1 Plan	March 29, 2024	October 28, 2024	8,071

Robert L. Scott, the Chairman of our Board of Directors, entered into a Rule 10b5-1 Plan on March 29, 2024. Mr. Scott's Rule 10b5-1 Plan provides for the potential sale of up to 8,071 shares of our common stock and expires on October 28, 2024, or upon the earlier completion of all the transactions authorized thereunder.

During the three months ended April 30, 2024, none of our directors or officers adopted or terminated a "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

We have adopted our Policy on Inside Information and Insider Trading governing the purchase, sale, and/or other disposition of our securities by our directors, officers, employees, and other covered persons. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of this policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders.

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
(b)
Exhibits

Exhibit Number	Exhibit

2.13***	Separation and Distribution Agreement, dated as of August 21, 2020, by and between the Registrant and American Outdoor Brands, Inc. (1)

3.1	Amended and Restated Bylaws (2)

3.4	Second Amended and Restated Articles of Incorporation (3)

3.9	Certificate of Withdrawal of Certificate of Designation (4)

4.1	Form of Common Stock Certificate (5)

4.2	Description of Securities (6)

10.51**	Agreement with Respect to Defense of Smith & Wesson: Firearms Litigation, dated as of November 11, 2004 (7)

10.107*	Smith & Wesson Brands, Inc. Executive Severance Pay Plan (8)

10.108*	Adoption Agreement to the Smith & Wesson Nonqualified Supplemental Deferred Compensation Plan (9)

10.109*	Smith & Wesson Nonqualified Supplemental Deferred Compensation Plan Document (9)

10.110(a)*	2013 Incentive Stock Plan (10)

10.110(b)*	2022 Incentive Stock Plan (11)

10.111(b)*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2015 (12)

10.111(c)*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2020 (6)

10.111(d)*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2022 Incentive Stock Plan for awards made beginning in April 2023 (13)

10.112(b)*	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made in 2020 (6)

10.112(c)*	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in 2021 (6)

10.112(d)*	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2022 Incentive Stock Plan for awards made beginning in 2023 (13)

10.114(a)	Lease Agreement, dated October 26, 2017, by and between Ryan Boone County, LLC and Smith & Wesson Corp. (14)

10.114(b)	Assignment and Assumption of Lease Agreement, dated January 31, 2023, between Smith & Wesson Sales Company and American Outdoor Brands, Inc. (15)

10.115(a)	Guaranty, dated October 26, 2017, entered into by the Registrant (14)

10.115(b)	Amended and Restated Guaranty, dated January 31, 2023 (15)

10.119*	Employment Agreement, executed April 4, 2020 and effective as of January 15, 2020, by and between Mark P. Smith and the Registrant (16)

10.121	Transition Services Agreement dated as of August 21, 2020, by and between the Registrant and American Outdoor Brands, Inc (1)

10.122	Tax Matters Agreement, dated as of August 21, 2020, by and between the Registrant and American Outdoor Brands, Inc. (1)

10.123	Employee Matters Agreement, dated as of August 21, 2020, by and between the Registrant and American Outdoor Brands, Inc. (1)

10.124(a)***	Trademark License Agreement, dated as of August 24, 2020, by and between Smith & Wesson Inc. and AOB Products Company (1)

10.124(b)***	Amended and Restated Trademark License Agreement, dated as of April 11, 2024, by and between Smith & Wesson Inc. and AOB Products Company

10.125***	Sublease, dated as of August 24, 2020, by and between the Smith & Wesson Sales Company and American Outdoor Brands, Inc. (1)

10.126(a)***	Amended and Restated Credit Agreement, dated as of August 24, 2020, by and among the Registrant, Smith & Wesson Sales Company, Smith & Wesson, Inc., the Guarantors, the Lenders, and TD Bank, N.A. (1)

10.126(b)***	First Amendment to Amended and Restated Credit Agreement, dated as of April 28, 2023 (17)

10.127

Project Agreement, dated September 30, 2021, by and among The Industrial Development Board of Blount County and the cities of Alcoa and Maryville, Tennessee, a public, nonprofit corporation organized and existing under the laws of the State of Tennessee and the Registrant (19)

10.128*	2021 Employee Stock Purchase Plan (20)

10.129***	Standard Design-Build Agreement and General Conditions, dated February 2, 2023, between Smith & Wesson Brands, Inc and The Christman Company (portions of the exhibit have been omitted) (15)

10.130*

Form of Indemnity Agreement entered into with the following directors and executive officers: as of August 9, 2022 with Anita D. Britt, Fred M. Diaz, Kevin A. Maxwell, Deana L. McPherson, Barry M. Monheit, and Robert L. Scott; as of August 24, 2022 with Susan J. Cupero; as of August 25, 2022 with Denis G. Suggs and Mark P. Smith; and as of July 17, 2023 with Michelle J. Lohmeier (7)

10.131	Form of Dividend Equivalent Award Agreement (22)

19.1	Policy on Inside Information and Insider Trading

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

97.1	Executive Officer Clawback Policy

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management contract or compensatory arrangement.

** An application has been submitted to the SEC for confidential treatment, pursuant to Rule 24b-2 of the Exchange Act, of portions of this exhibit. These portions have been omitted from this exhibit.

*** Certain schedules and exhibits have been omitted from this filing pursuant to Item 601(a) (5) of the Regulation S-K. We agree to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

(1)
Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on August 26, 2020.
(2)
Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 22, 2024.
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
(13)
Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 22, 2023.
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

(22)
Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on December 7, 2023.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH & WESSON BRANDS, INC.
/s/ Mark P. Smith
Mark P. Smith President and Chief Executive Officer

Date: June 20, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Mark P. Smith	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 20, 2024
Mark P. Smith

/s/ Deana L. McPherson	Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary (Principal Financial and Accounting Officer)	June 20, 2024
Deana L. McPherson

/s/ Robert L. Scott	Chairman of the Board	June 20, 2024
Robert L. Scott

/s/ Anita D. Britt	Director	June 20, 2024
Anita D. Britt

/s/ Fred M. Diaz	Director	June 20, 2024
Fred M. Diaz

/s/ Michelle J. Lohmeier	Director	June 20, 2024
Michelle J. Lohmeier

/s/ Barry M. Monheit	Director	June 20, 2024
Barry M. Monheit

/s/ Denis G. Suggs	Director	June 20, 2024
Denis G. Suggs

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Smith & Wesson Brands, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Smith & Wesson Brands, Inc. and subsidiaries (the "Company") as of April 30, 2024 and 2023, the related consolidated statements of income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended April 30, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of April 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte & Touche LLP

Hartford, Connecticut

June 20, 2024

We have served as the Company's auditor since 2014.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of:
	April 30, 2024	April 30, 2023
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$60,839	$53,556
Accounts receivable, net of allowances for credit losses of $0 on April 30, 2024 and $23 on April 30, 2023	59,071	55,153
Inventories	160,500	177,118
Prepaid expenses and other current assets	4,973	4,917
Income tax receivable	2,495	1,176
Total current assets	287,878	291,920
Property, plant, and equipment, net	252,633	210,330
Intangibles, net	2,598	3,588
Goodwill	19,024	19,024
Deferred income taxes	7,249	8,085
Other assets	8,614	8,347
Total assets	$577,996	$541,294
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,831	$36,795
Accrued expenses and deferred revenue	26,811	20,149
Accrued payroll and incentives	17,147	18,565
Accrued income taxes	—	1,831
Accrued profit sharing	9,098	8,203
Accrued warranty	1,813	1,670
Total current liabilities	96,700	87,213
Notes and loans payable (Note 4)	39,880	24,790
Finance lease payable, net of current portion	35,404	36,961
Other non-current liabilities	7,852	7,707
Total liabilities	179,836	156,671
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 75,395,490 issued and 45,561,569 shares outstanding on April 30, 2024 and 75,029,300 shares issued and 45,988,930 shares outstanding on April 30, 2023	75	75
Additional paid-in capital	289,994	283,666
Retained earnings	540,660	523,184
Accumulated other comprehensive income	73	73
Treasury stock, at cost (29,833,921 shares on April 30, 2024 and 29,040,370 shares on April 30, 2023)	(432,642)	(422,375)
Total stockholders’ equity	398,160	384,623
Total liabilities and stockholders' equity	$577,996	$541,294

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended April 30,
	2024	2023	2022
	(In thousands, except per share data)
Net sales	$535,833	$479,242	$864,126
Cost of sales	377,740	324,705	489,562
Gross profit	158,093	154,537	374,564
Operating expenses:
Research and development	7,266	7,550	7,262
Selling, marketing, and distribution	40,564	36,976	43,156
General and administrative	65,484	61,604	72,493
Total operating expenses	113,314	106,130	122,911
Operating income	44,779	48,407	251,653
Other income/(expense), net:
Other income, net	6,672	150	2,868
Interest expense, net	(2,055)	(331)	(2,135)
Total other (expense)/income, net	4,617	(181)	733
Income from operations before income taxes	49,396	48,226	252,386
Income tax expense	9,787	11,350	57,892
Net income	$39,609	$36,876	$194,494
Net income per share:
Basic - net income	$0.86	$0.80	$4.12
Diluted - net income	$0.86	$0.80	$4.08
Weighted average number of common shares outstanding:
Basic	45,813	45,844	47,227
Diluted	46,248	46,170	47,728

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at April 30, 2021	74,222	$74	$273,431	$325,181	$73	24,285	$(332,375)	$266,384
Stock-based compensation	—	—	4,536	—	—	—	—	4,536
Shares issued under employee stock purchase plan	129	—	1,719	—	—	—	—	1,719
Issuance of common stock under restricted stock unit awards, net of shares surrendered	290	1	(1,585)	—	—	—	—	(1,584)
Repurchase of treasury stock	—	—	—	—	—	4,755	(90,000)	(90,000)
Dividends issued ($0.32 per common share)	—	—	—	(15,035)	—	—	—	(15,035)
Net income	—	—	—	194,494	—	—	—	194,494
Balance at April 30, 2022	74,641	$75	$278,101	$504,640	$73	29,040	$(422,375)	$360,514
Stock-based compensation	—	—	5,102	—	—	—	—	5,102
Shares issued under employee stock purchase plan	175	—	1,528	—	—	—	—	1,528
Issuance of common stock under restricted stock unit awards, net of shares surrendered	213	—	(1,065)	—	—	—	—	(1,065)
Dividends issued ($0.40 per common share)	—	—	—	(18,333)	—	—	—	(18,333)
Net income	—	—	—	36,876	—	—	—	36,876
Balance at April 30, 2023	75,029	$75	$283,666	$523,184	$73	29,040	$(422,375)	$384,623
Stock-based compensation	—	—	5,683	—	—	—	—	5,683
Shares issued under employee stock purchase plan	151	—	1,484	—	—	—	—	1,484
Issuance of common stock under restricted stock unit awards, net of shares surrendered	215	—	(839)	—	—	—	—	(839)
Repurchase of treasury stock	—	—	—	—	—	794	(10,267)	(10,267)
Unpaid dividend accrued				(113)				(113)
Dividends issued ($0.48 per common share)	—	—	—	(22,020)	—	—	—	(22,020)
Net income	—	—	—	39,609	—	—	—	39,609
Balance at April 30, 2024	75,395	$75	$289,994	$540,660	$73	29,834	$(432,642)	$398,160

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended April 30,
	2024	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$39,609	$36,876	$194,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,558	31,436	30,073
(Gain)/loss on sale/disposition of assets	(5,595)	(55)	625
Provision for (recoveries)/losses on notes and accounts receivable	(23)	(27)	689
Impairment of long-lived tangible assets	—	—	86
Deferred income taxes	835	(6,864)	(2,125)
Stock-based compensation expense	5,683	5,102	4,536
Changes in operating assets and liabilities:
Accounts receivable	(3,896)	7,569	4,058
Inventories	16,618	(40,458)	(58,183)
Prepaid expenses and other current assets	(57)	653	2,839
Income taxes	(3,149)	(74)	480
Accounts payable	18,341	(8,606)	(26,957)
Accrued payroll and incentives	(1,418)	1,194	(10)
Accrued profit sharing	895	(5,340)	(902)
Accrued expenses and deferred revenue	6,318	(3,618)	(9,725)
Accrued warranty	142	(168)	(361)
Other assets	(267)	1,789	2,561
Other non-current liabilities	145	(2,677)	(4,364)
Net cash provided by operating activities	106,739	16,732	137,814
Cash flows from investing activities:
Payments to acquire patents and software	(186)	(334)	(283)
Proceeds from sale of property and equipment	2,955	118	139
Proceeds from sale of intangible assets	6,500	—	—
Payments to acquire property and equipment	(90,759)	(89,565)	(23,972)
Net cash used in investing activities	(81,490)	(89,781)	(24,116)
Cash flows from financing activities:
Proceeds from loans and notes payable	50,000	25,000	—
Payments on finance lease obligation	(1,378)	(1,253)	(1,087)
Payments on notes and loans payable	(35,000)	—	—
Payments to acquire treasury stock	(10,213)	—	(90,000)
Dividend distribution	(22,020)	(18,333)	(15,035)
Proceeds to acquire common stock from employee stock purchase plan	1,484	1,528	1,719
Payment of employee withholding tax related to restricted stock units	(839)	(1,065)	(1,584)
Net cash (used in)/ provided by financing activities	(17,966)	5,877	(105,987)
Net increase/(decrease) in cash and cash equivalents	7,283	(67,172)	7,711
Cash and cash equivalents, beginning of period	53,556	120,728	113,017
Cash and cash equivalents, end of period	$60,839	$53,556	$120,728
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$4,745	$2,148	$2,219
Income taxes	$12,662	$18,208	$59,183

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Year Ended April 30,
	2024	2023	2022
	(In thousands)
Purchases of property and equipment included in accounts payable	$2,462	$15,767	$408
Capital lease included in accrued expenses and finance lease payable	612	767	—

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

We are one of the world’s leading manufacturers and designers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, pistol caliber carbines, and lever action rifles), handcuffs, firearm suppressors, and other firearm-related products for sale to a wide variety of customers, including firearm enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our products under the Smith & Wesson and Gemtech brands. We manufacture our products at our facilities in Springfield, Massachusetts; Houlton, Maine; Deep River, Connecticut; and Maryville, Tennessee. We also sell our manufacturing services to other businesses to attempt to level-load our factories. We sell those services under our Smith & Wesson and Smith & Wesson Precision Components brands. During fiscal 2024, we began manufacturing and distribution activities from our new Maryville, Tennessee facility. See Note 15 — Commitments and Contingencies, and Note 16 — Restructuring for more information.

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

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Smith & Wesson Brands, Inc. and its wholly owned subsidiaries, including Smith & Wesson Inc., Smith & Wesson Sales Company, and SWPC Plastics, LLC. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at April 30, 2024 and 2023 and for the periods presented, have been included. All intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments — Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments not held for trading purposes, approximate the carrying values of such amounts because of their short-term nature or market rates of interest.

Cash and Cash Equivalents — We consider all highly liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts. As of April 30, 2024, all of our accounts exceeded federally insured limits.

Financial Instruments — We account for derivative instruments under Accounting Standards Codification (“ASC”) 815-10, Fair Value Measurements and Disclosure Topic, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires us to recognize these instruments as either assets or liabilities on the balance sheet and measure them at fair value. As of April 30, 2024 and 2023, we did not have any derivative instruments or any Level 2 or Level 3 financial instruments within the hierarchy. See Note 4 – Notes, Loans Payable, and Financing Arrangements for more information regarding our financial instruments.

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

For fiscal 2024, sales to three of our customers exceeded 10.0% of our net sales, totaling 34.8%. As of April 30, 2024, two of our customers each accounted for more than 10% of our accounts receivable, for a total of 47.9%. For fiscal 2023, sales to two of our customers exceeded 10.0% of our net sales, totaling 22.8%. As of April 30, 2023, three of our customers each accounted for more than 10% of our accounts receivable, for a total of 39.4%.

Inventories — We value inventories at the lower of cost, using the first-in, first-out, or FIFO, method or net realizable value. An allowance for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory, past history, and expected future usage.

Property, Plant, and Equipment — We record property, plant, and equipment, consisting of land, building, improvements, machinery, equipment, software, hardware, furniture, and fixtures, at cost and depreciate them using the straight-line method over their estimated useful lives. We charge expenditures for maintenance and repairs to earnings as incurred, and we capitalize additions, renewals, and betterments. Upon the retirement or other disposition of property and equipment, we remove the related cost and accumulated depreciation from the respective accounts and include any gain or loss in operations. We lease certain of our real estate, machinery, and photocopiers under non-cancelable operating and finance lease agreements, and we recognize expenses under our operating lease assets and liabilities at the commencement date based on the present value of lease payments over the lease term. The depreciable life of assets and leasehold improvements are based on the expected life of the lease. A summary of the estimated useful lives is as follows:

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We generally sell our products free on board, or FOB, shipping point and provide payment terms to most commercial customers ranging from 20 to 60 days of product shipment with a discount available to some customers for early payment. Generally, framework contracts define the general terms of sales, including payment terms, freight terms, insurance requirements, and cancelation provisions. Purchase orders define the terms for specific sales, including description, quantity, and price of each product purchased. We estimate variable consideration relative to the amount of cash discounts to which customers are likely to be entitled. As a result of utilizing practical expedients upon the adoption of ASC 606, we do not consider these extended terms to be a significant financing component of the contract because the payment terms are less than one year. In all cases, we consider our costs related to shipping and handling to be a cost of fulfilling the contract with the customer.

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

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per common share (in thousands, except per share data):

	For the Year Ended April 30,
	2024	2023	2022
Net income	$39,609	$36,876	$194,494
Weighted average shares outstanding — Basic	45,813	45,844	47,227
Effect of dilutive stock awards	436	326	501
Weighted average shares outstanding — Diluted	46,248	46,170	47,728
Earnings per share — Basic	$0.86	$0.80	$4.12
Earnings per share — Diluted	$0.86	$0.80	$4.08

For fiscal 2024, 2023, and 2022, the number of shares excluded from the computation of diluted earnings per share was 18,009, 30,307, and 43,530, respectively, because the effect would be antidilutive.

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

In accordance with ASC 350, Intangibles-Goodwill and Other, we test goodwill for impairment on an annual basis on February 1 and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the operating units to their carrying amounts to assess whether impairment is present. We have reviewed the provisions of ASC 350-20, with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on this review, we concluded that we have one operating unit when reviewing ASC 350-20.

We review the fair value of our goodwill based on financial performance annually. As of our last valuation date, February 1, 2024, we had $19.0 million of goodwill and its fair value significantly exceeded its carrying value, based on EBITDAS, cashflow, and market capitalization. Our assumptions related to the development of fair value could deviate materially from actual results and forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our financial results of operations.

The re-measurement of goodwill is classified as a Level 3 fair value assessment as described in Note 10 - Fair Value Measurement, due to the significance of unobservable inputs developed using company-specific information.

Income Taxes – We use the asset and liability approach for financial accounting and reporting income taxes. The provision for income taxes is based upon income reported in the accompanying consolidated financial statements as required by ASC 740, Income Taxes. We determine our deferred tax assets and liabilities based on temporary differences between financial reporting and tax bases in assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We recognize the effect on deferred taxes of a change in tax rates in the period that includes the enactment date. In assessing the realization of our deferred tax assets, we consider whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of our deferred tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our net operating loss carryforwards expire. We evaluate the recoverability of our deferred tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred tax assets will not be recovered, we establish a valuation allowance against some or all of our deferred tax assets. Recording or reversing a valuation allowance could have a significant effect on our future results of operations and financial position.

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

From time to time, we have experienced certain manufacturing and design issues with respect to some of our firearms and have initiated some product recalls and safety alerts. In February 2024, we initiated a safety recall for Response rifles manufactured prior to February 12, 2024 as a result of field reports related to the potential for an out of battery discharge. This safety recall was limited to Response rifles manufactured prior to February 12, 2024 and was conducted to ensure there were no anomalies or conditions that might adversely affect the safety, function, or

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance of these rifles. The remaining estimated cost of all recalls, safety alerts, and consumer advisories is $38,000, which is recorded in accrued warranty on our consolidated balance sheet as of April 30, 2024. The remaining balance relates to a general accrual related to standard warranty costs for products shipped in the ordinary course of business.

Warranty expense for the fiscal years ended April 30, 2024, 2023, and 2022 amounted to $2.6 million, $1.5 million, and $1.9 million, respectively.

The following table sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the fiscal years ended April 30, 2024, 2023, and 2022 (in thousands):

Balance as of April 30, 2022	$4,873
Warranties issued and adjustments to provisions	1,496
Warranty claims	(2,364)
Balance as of April 30, 2023	4,005
Warranties issued and adjustments to provisions	2,560
Warranty claims	(2,681)
Balance as of April 30, 2024	$3,884

Sales and Promotional Related Expenses — We present product sales in our consolidated financial statements, net of customer promotional program costs that depend upon the volume of sales. For promotional program costs that do not depend on the volume of sales, we record promotional costs in cost of goods sold. The total of all our promotional programs amounted to $6.6 million, $10.2 million, and $6.6 million for the fiscal years ended April 30, 2024, 2023, and 2022, respectively. We have a co-op advertising program at the retail level. We expensed sales and promotional related costs amounting to $2.6 million, $2.7 million, and $4.3 million for fiscal 2024, 2023, and 2022, respectively, as selling and marketing expenses.

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

3. Leases

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

The amounts of assets and liabilities related to our operating and financing leases as of April 30, 2024 were as follows (in thousands):

	Balance Sheet Caption	April 30, 2024	April 30, 2023
Operating Leases
Right-of-use assets		$6,761	$5,994
Accumulated amortization		(5,411)	(4,153)
Right-of-use assets, net	Other assets	$1,350	$1,841

Current liabilities	Accrued expenses and deferred revenue	$947	$1,274
Non-current liabilities	Other non-current liabilities	574	801
Total operating lease liabilities		$1,521	$2,075
Finance Leases
Right-of-use assets		$41,631	$41,631
Accumulated depreciation		(11,713)	(9,448)
Right-of-use assets, net	Property, plant, and equipment, net	$29,918	$32,183

Current liabilities	Accrued expenses and deferred revenue	$1,564	$1,434
Non-current liabilities	Finance lease payable, net of current portion	35,404	36,961
Total finance lease liabilities		$36,968	$38,395

During fiscal 2024, we recorded $1.5 million of operating lease costs, of which $98,000 related to short-term leases that were not recorded as right-of-use assets. We recorded $2.3 million of finance lease amortization and $1.9 million of financing lease interest expense during fiscal 2024. As of April 30, 2024, our weighted average lease term and weighted average discount rate for our operating leases was 2.2 years and 3.2%, respectively. As of April 30, 2024, our weighted average lease term and weighted average discount rate for our financing leases were 14.4 years and 5.0%, respectively, and consisted primarily of our Missouri distribution center. The building is pledged to secure the amounts outstanding. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

On October 26, 2017, we entered into (a) a lease agreement with Ryan Boone County, LLC, or the Original Missouri Landlord, concerning certain real property located in Boone County, Missouri on which we have been operating our distribution center, or the Missouri Lease, and (b) a guaranty in favor of the Original Missouri Landlord, or the Guaranty. With the completion of the Separation, we entered into a sublease under which American Outdoor Brands, Inc., our former wholly owned subsidiary, or AOUT, subleases from us 59.0% of our Missouri distribution center under the same terms as the Missouri Lease, or the Sublease. On July 16, 2022, we entered into an amendment to the Sublease, increasing the leased space to 64.7% of the facility under the same terms as the Missouri Lease. As

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

part of the Relocation, on January 31, 2023, we entered into (i) an assignment and assumption agreement with AOUT, pursuant to which AOUT will assume all of our rights, entitlement, and obligations in, to, and under the Missouri Lease, in each case, which became effective on January 1, 2024, and (ii) an amended and restated guaranty in favor of RCS-S&W Facility, LLC, as successor in interest to the Original Missouri Landlord, pursuant to which Smith & Wesson Sales Company was added as a guarantor, or the Amended and Restated Guaranty. We terminated the Missouri Sublease as of January 1, 2024. For the fiscal year April 30, 2024, income related to the Sublease was $2.7 million, of which $1.3 million was recorded in general and administrative expense and $1.4 million was recorded in interest expense, net, in our consolidated statements of income. In addition, on January 5, 2024, we entered into an amendment to extend the lease term on our Deep River facility through January 4, 2025. We intend to occupy the facility at least through the current lease termination date. We do not believe there are any indications of impairment relating to assets being utilized at the Deep River facility.

The following table represents future expected undiscounted cashflows, based on the Assignment and Assumption Agreement with AOUT, to be received on an annual basis for the next five years and thereafter, as of April 30, 2024 (in thousands):

Fiscal	Amount
2025	$3,180
2026	3,235
2027	3,292
2028	3,350
2029	3,408
Thereafter	35,498
Total future receipts	51,963
Less amounts representing interest	(15,607)
Present value of receipts	$36,356

Future lease payments for all our operating and finance leases for succeeding fiscal years is as follows (in thousands):

	Operating	Financing	Total
2025	$1,033	$3,378	$4,411
2026	301	3,433	3,734
2027	272	3,498	3,770
2028	125	3,416	3,541
2029	—	3,408	3,408
Thereafter	—	35,498	35,498
Total future lease payments	1,731	52,631	54,362
Less amounts representing interest	(210)	(15,663)	(15,873)
Present value of lease payments	1,521	36,968	38,489
Less current maturities of lease liabilities	(947)	(1,564)	(2,511)
Long-term maturities of lease liabilities	$574	$35,404	$35,978

During fiscal 2024, the cash paid for amounts included in the measurement of liabilities and operating cash flows was $4.6 million.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Notes, Loans Payable, and Financing Arrangements

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

As of April 30, 2024, we had $40.0 million of borrowings outstanding on the Revolving Line, which bore an interest rate of 7.18%, which is equal to the SOFR rate plus an applicable margin. As a result of the construction associated with the Relocation, $759,000 of interest was capitalized as of April 30, 2024.

The Amended and Restated Credit Agreement contains customary limitations, including limitations on indebtedness, liens, fundamental changes to business or organizational structure, investments, loans, advances, guarantees, and acquisitions, asset sales, dividends, stock repurchases, stock redemptions, and the redemption or prepayment of other debt, and transactions with affiliates. We are also subject to financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of April 30, 2024, we were compliant with all required financial covenants.

Letters of Credit – At April 30, 2024, we had outstanding letters of credit aggregating $2.7 million, which included a $1.5 million letter of credit to collateralize our captive insurance company.

Debt Issuance Costs — During the fiscal years ended 2024, 2023, and 2022, we did not incur any debt issuance costs. We recorded, in notes payable, $450,000 of debt issuance costs during fiscal 2021. The remaining costs are

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

being amortized to expense over the life of the credit facility. In total, we amortized $89,805, $89,560, and $89,560 to interest expense for all debt issuance costs in fiscal 2024, 2023, and 2022, respectively.

5. Net Sales

The following table sets forth the breakdown of net sales for the fiscal years ended April 30, 2024, 2023, and 2022 (in thousands):

	For the Years Ended April 30,
	2024	2023	2022
Handguns	$381,898	$360,668	$624,219
Long Guns	116,491	74,230	189,467
Other Products & Services	37,444	44,344	50,440
Total Net Sales	$535,833	$479,242	$864,126

We sell our products and services under our Smith & Wesson and Gemtech brands. Depending upon the product or service, our customers primarily include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; businesses; and retailers.

We sell our products worldwide. The following table sets forth the breakdown of export net sales included in the above table. Our export net sales shown below accounted for approximately 5%, 4%, and 3% of total net sales for the fiscal years ended April 30, 2024, 2023, and 2022, respectively (in thousands):

	For the Years Ended April 30,
Region	2024	2023	2022

Asia	$9,346	$5,411	$3,899
Latin America	5,314	4,052	5,272
Europe	4,786	6,569	8,342
All others international	5,143	3,736	8,014

Total international net sales	$24,589	$19,768	$25,527

6. Advertising Costs

We expense advertising costs, primarily consisting of magazine advertisements, printed materials, television advertisements, digital advertisements, radio advertisements, and billboards, either as incurred or upon the first occurrence of the advertising. Advertising expense, included in selling, marketing, and distribution expenses, for the fiscal years ended April 30, 2024, 2023, and 2022, amounted to $14.7 million, $14.7 million, and $17.5 million, respectively.

7. Property, Plant, and Equipment

The following table summarizes property, plant, and equipment as of April 30, 2024 and 2023 (in thousands):

	April 30, 2024	April 30, 2023
Machinery and equipment	$337,772	$308,852
Building and improvements	154,507	40,131
Software and hardware	52,750	49,569
Land and improvements	3,109	2,945
Right of use assets	41,631	41,631
	589,769	443,128
Less: Accumulated depreciation and amortization	(352,615)	(334,383)
	237,154	108,745
Construction in progress	15,479	101,585
Total property, plant, and equipment, net	$252,633	$210,330

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation of tangible assets and amortization of software expense amounted to $32.0 million, $31.0 million, and $29.5 million for the fiscal years ended April 30, 2024, 2023, and 2022, respectively.

The following table summarizes depreciation and amortization expense, which includes amortization of intangibles and debt financing costs, by line item for the fiscal years ended April 30, 2024, 2023, and 2022 (in thousands):

	For the Years Ended April 30,
	2024	2023	2022
Cost of sales	$20,607	$22,205	$21,879
Research and development	533	529	484
Selling, marketing, and distribution	3,635	1,524	509
General and administrative	7,693	7,088	7,111
Interest expense	90	90	90
Total depreciation and amortization	$32,558	$31,436	$30,073

8. Inventories

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or net realizable value, as of April 30, 2024 and 2023 (in thousands):

	April 30, 2024	April 30, 2023
Finished goods	$83,337	$93,705
Finished parts	56,282	65,460
Work in process	8,033	6,821
Raw material	12,848	11,132
Total inventories	$160,500	$177,118

9. Accrued Expenses and Deferred Revenue

The following table sets forth other accrued expenses as of April 30, 2024 and 2023 (in thousands):

	April 30, 2024	April 30, 2023
Accrued taxes other than income	$5,838	$3,703
Accrued professional fees	4,925	2,596
Accrued other	4,423	4,597
Accrued settlement	3,200	—
Accrued employee benefits	2,742	3,256
Accrued distributor incentives	1,687	1,640
Current portion of finance lease obligation	1,564	1,434
Accrued rebates and promotions	1,485	1,649
Current portion of operating lease obligation	947	1,274
Total accrued expenses and deferred revenue	$26,811	$20,149

10. Fair Value Measurement

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $60.8 million and $53.6 million as of April 30, 2024 and 2023, respectively. The carrying value of our revolving line of credit approximated the fair value as of April, 30, 2024. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

As of April 30, 2024, we did not have any Level 2 or Level 3 financial assets or liabilities.

11. Self-Insurance Reserves

As of April 30, 2024 and 2023, we had reserves for workers’ compensation, product liability, and medical/dental costs totaling $8.7 million and $9.2 million, respectively, of which $3.3 million and $2.6 million, respectively, was classified as other non-current liabilities. As of April 30, 2024 and 2023, $5.4 million and $6.6 million, respectively, were included in accrued expenses or accounts payable on the accompanying consolidated balance sheets. In addition, as of April 30, 2024 and 2023, $984,000 and $663,000, respectively, of workers’ compensation recoverable was classified as other assets. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates.

The following table summarizes the activity in the workers’ compensation, product liability, municipal liability, and medical/dental reserves in the fiscal years ended April 30, 2024 and 2023 (in thousands):

	For the Year Ended April 30,
	2024	2023
Beginning balance	$9,239	$8,676
Additional provision charged to expense	2,921	3,589
Payments	(3,461)	(3,026)
Ending balance	$8,699	$9,239

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability, workers’ compensation, and other matters when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonably estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable and reasonably estimable. As of April 30, 2024 and 2023, we had accrued reserves for product litigation liabilities of $3.1 million and $4.3 million, respectively (of which $497,000 and $568,000, respectively, was non-current), consisting entirely of expected legal defense costs. During fiscal 2024, we did not record any receivables from insurance carriers related to these liabilities. Prior to fiscal 2024, we had recorded receivables from insurance carriers related to these liabilities of $1.9 million, nearly all of which has been classified as other non-current assets.

12. Stockholders’ Equity

Treasury Stock

On September 19, 2023, our Board of Directors authorized the repurchase of $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions through September 19, 2024. During fiscal 2024, we purchased 793,551 shares of our common stock for $10.2 million under this authorization. We did not purchase any shares of our common stock during fiscal 2023, and we did not have an authorized repurchase program as of April 30, 2023. During fiscal 2022, we repurchased 1,967,420 of our common stock for $40.0 million, utilizing cash on hand under an available program that our Board of Directors authorized in fiscal 2021. On June 15, 2021, our Board of Directors authorized the repurchase of an additional $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions. Pursuant to this authorization, during fiscal 2022, we completed this repurchase program by purchasing 2,788,152 shares of our common stock for $50.0 million, utilizing cash on hand.

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

The 2022 Incentive Stock Plan authorizes the issuance of 1,000,000 shares, plus 4,312,247 shares that were reserved and remained available for grant and delivery under the 2013 Incentive Stock Plan as of September 12, 2022, the effective date of the 2022 Incentive Stock Plan. The 2022 Incentive Stock Plan permits the grant of options to acquire common stock, restricted stock awards, restricted stock units, or RSUs, stock appreciation rights, bonus stock and awards in lieu of obligations, performance awards, and dividend equivalents. Our Board of Directors, or a committee of our board, administers the stock plans, selects recipients to whom awards are granted, and determines the grants to be awarded. Options granted under the stock plans are exercisable at a price determined by our Board of Directors or a committee of our board at the time of grant, but in no event, less than fair market value of our common stock on the effective date of the grant. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the stock plans are generally nontransferable and subject to forfeiture.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Except in specific circumstances, grants of stock options vest over a period of four years and are exercisable for a period of 10 years after vesting. The 2022 Incentive Stock Plan also permits the grant of stock options to non-employees, which our Board of Directors or a committee has authorized in the past. There were no outstanding and exercisable stock options in fiscal 2024, 2023, and 2022.

The following table summarizes stock compensation expense by line item for the fiscal years ended April 30, 2024, 2023, and 2022 (in thousands):

	For the Year Ended April 30,
	2024	2023	2022
Cost of sales	$648	$667	$809
Research and development	77	80	61
Selling, marketing, and distribution	930	814	844
General and administrative	4,028	3,541	2,822
Total stock-based compensation	$5,683	$5,102	$4,536

As of April 30, 2024, there were 5,420,444 shares available for grant under the 2022 Incentive Stock Plan. We use our unissued share pool for all shares issued for options, restricted stock awards, RSUs, performance share units, performance-based restricted stock units, or PSUs, and shares issued under our Employee Stock Purchase Plan, or ESPP.

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

We grant PSUs to our executive officers. At the time of grant, we calculate the fair value of our PSUs using the Monte-Carlo simulation. We incorporate the following variables into the valuation model:

	For the Year Ended April 30,
	2024	2023	2022
Grant date fair market value
Smith & Wesson Brands, Inc	$12.08	$14.19	$18.67
Russell 2000 Index	$1,769.21	$2,015.04	$2,277.45
Volatility (a)
Smith & Wesson Brands, Inc	58.46%	64.77%	62.33%
Russell 2000 Index	27.08%	31.75%	30.69%
Correlation coefficient (b)	0.3528	0.2094	0.1540
Risk-free interest rate (c)	3.81%	2.91%	0.33%
Dividend yield	3.31%	2.26%	1.07%

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

During fiscal 2024, we granted 176,583 PSUs to certain of our executive officers. We also granted 357,357 service-based RSUs during fiscal 2024, including 117,724 RSUs to certain of our executive officers, 58,819 RSUs to our directors, and 180,814 RSUs to non-executive officer employees.

During fiscal 2024, we canceled 158,100 market-condition PSUs as a result of the failure to satisfy the performance metric. We canceled 24,385 service-based RSUs as a result of the service period condition not being met. We delivered 228,087 shares of common stock to current employees and directors under vested RSUs with a total market value of $2.7 million. In addition, in connection with a 2019 grant, which vested in fiscal 2023, we delivered 55,726 market-condition PSUs to certain of our executive officers and a former executive officer with a total market value of $664,000.

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

The grant date fair value of RSUs and PSUs that vested in fiscal 2024, 2023, and 2022 was $3.3 million, $4.0 million, and $4.4 million, respectively.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity for unvested RSUs and PSUs for fiscal years 2024, 2023, and 2022 is as follows:

	For the Year Ended April 30,
	2024			2023			2022
			Weighted			Weighted		Weighted
	Total # of		Average	Total # of		Average	Total # of	Average
	Restricted		Grant Date	Restricted		Grant Date	Restricted	Grant Date
	Stock Units		Fair Value	Stock Units		Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	932,705		$13.14	830,813		$13.30	995,879	$11.14
Awarded	533,940		12.07	425,390	(a)	13.52	301,880	18.95
Released	(283,813)	(b)	11.54	(288,319)		13.92	(368,550)	11.99
Forfeited	(182,485)		10.83	(35,179)		15.17	(98,396)	12.29
RSUs and PSUs outstanding, end of period	1,000,347		$13.45	932,705		$13.14	830,813	$13.30

_____________________

(a)
Includes 28,800 PSUs that vested during the fiscal year in connection with achieving maximum performance targets for the 2019 grants.
(b)
Includes 55,726 PSUs that vested during fiscal 2023.

As of April 30, 2024, there was $3.8 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.3 years.

We had an ESPP that commenced on September 26, 2011, or the 2011 ESPP, which authorized the sale of up to 6,000,000 of our common stock to employees. The 2011 ESPP continued in effect for a term of 10 years and expired with the offering period that ended March 31, 2022. All options and rights to participate in the 2011 ESPP are nontransferable and subject to forfeiture in accordance with the 2011 ESPP guidelines. As of April 30, 2022, we had issued 1,948,334 shares of common stock under the 2011 ESPP, all of which were purchased prior to April 30, 2022. During fiscal 2022, 128,422 shares were purchased under the 2011 ESPP, respectively.

On September 27, 2021, our stockholders approved our 2021 ESPP, which authorizes the sale of up to 3,000,000 shares of our common stock to employees. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value, or FMV, per share of our common stock on any purchase date is less than the FMV per share on the start date of a 12-month offering period, then that offering period will automatically terminate, and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the FMV on the first day of the offering period or the FMV on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is 12,500 shares, or a total of $25,000 in shares, based on the FMV on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our board of directors in its discretion, or (c) March 31, 2022. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During fiscal 2024 and 2023, 151,225 and 175,047 shares were purchased under the 2021 ESPP, respectively.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following assumptions were used in valuing our ESPP purchases during the years ended April 30, 2024, 2023, and 2022:

	For the Year Ended April 30,
	2024	2023	2022
Risk-free interest rate	5.225%	4.301%	0.682%
Expected term	6 months	6 months	6 months
Expected volatility	45.69%	49.18%	60.62%
Dividend yield	3.27%	3.59%	1.85%

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table). The total stock-based compensation expense, including stock options, purchases under our ESPP, and RSU and PSU awards, was $5.7 million, $5.1 million, and $4.5 million, for fiscal years 2024, 2023, and 2022, respectively.

13. Employer Sponsored Benefit Plans

Contributory Defined Investment Plan — We offer two contributory defined investment plans covering substantially all employees, subject to service requirements. Employees may contribute up to 100% of their annual pay, depending on the plan. We generally make discretionary matching contributions of up to 50% of the first 6% of employee contributions to the plan. We contributed $2.7 million, $2.6 million, and $2.9 million for the fiscal years ended April 30, 2024, 2023, and 2022, respectively.

Nonelective Contribution Sharing Plan — We have a non-contributory profit sharing plan covering substantially all of our employees. Employees become eligible on May 1 following the completion of a full fiscal year of continuous service. Our contributions to the plan are discretionary. For fiscal 2024, we plan to contribute approximately $9.1 million, which has been recorded in general and administrative costs. We contributed $8.2 million and $13.5 million for the fiscal years ended April 30, 2023 and 2022, respectively. Contributions are funded after the fiscal year-end.

14. Income Taxes

Income tax expense/(benefit) from continuing operations consisted of the following (in thousands):

	For the Year Ended April 30,
	2024	2023	2022
Current:
Federal	$6,315	$16,259	$52,843
State	2,637	1,955	7,174
Total current	8,952	18,214	60,017
Deferred:
Federal	2,558	(6,217)	(1,889)
State	(1,723)	(647)	(236)
Total deferred	835	(6,864)	(2,125)
Total income tax expense	$9,787	$11,350	$57,892

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of income tax expense from continuing operations at the statutory rate of 21% to the expense/(benefit) in the consolidated financial statements (in thousands):

	For the Year Ended April 30,
	2024	2023	2022
Federal income taxes expected at the statutory rate	$10,373	$10,127	$53,001
State income taxes, net of federal tax effects	(225)	1,023	5,503
Stock compensation	467	136	(749)
Business meals and entertainment	100	89	118
Research and development tax credit	(281)	(265)	(300)
Amendments to prior year returns	(1,176)	—	—
Other	529	240	319
Total income tax expense	$9,787	$11,350	$57,892

Deferred tax assets and liabilities related to temporary differences consisted of the following (in thousands):

	For the Years Ended April 30,
	2024	2023
Deferred Tax Assets
Inventory reserves	$8,489	$7,495
Accrued expenses, including compensation	4,678	4,764
Net operating loss carryforwards and tax credits	3,988	3,156
Operating lease liability	240	473
Product liability	191	596
Workers' compensation	704	477
State bonus depreciation	1,812	755
Warranty reserve	1,017	913
Stock-based compensation	1,319	1,551
Section 174 capitalized R&D expense	2,502	1,549
Other	820	622
Total deferred tax assets before valuation allowance	25,760	22,351
Valuation allowance	(3,350)	(3,031)
Net deferred tax assets	22,410	19,320
Deferred Tax Liabilities
Operating lease right-of-use assets	(197)	(420)
Property, plant & equipment	(12,426)	(8,847)
Intangible assets	(2,270)	(1,581)
Other	(268)	(387)
Total deferred tax liabilities	(15,161)	(11,235)
Net Deferred Tax Asset/(Liability)	$7,249	$8,085

We had no federal net operating losses as of April 30, 2024.

We had $27.1 million and $17.7 million in state net operating loss carryforwards as of April 30, 2024 and 2023, respectively. The state net operating loss carryforwards will expire between April 30, 2027 and April 30, 2040. We had $3.3 million and $2.8 million of state tax credit carryforwards as of April 30, 2024 and 2023, respectively. Certain state tax credit carryforwards will expire by April 30, 2049, with others having no expiration date.

As of April 30, 2024 and 2023, valuation allowances related to our deferred tax assets for state net operating loss carryforwards were $1.4 million and $957,000, respectively, and $1.9 million and $2.2 million were provided on our deferred tax assets for state tax credits, respectively, that we do not anticipate using prior to expiration.

The income tax provisions represent effective tax rates of 19.8% and 23.5% for fiscal 2024 and 2023, respectively.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

With limited exception, we are subject to U.S. federal, state, and local income tax audits by tax authorities for fiscal years subsequent to April 30, 2019.

At April 30, 2024 and 2023, we have not recorded any unrecognized tax benefits. We maintain an accounting policy of recording interest and penalties, if applicable, related to uncertain tax positions as a component of income taxes. As of April 30, 2024 and 2023, there were no interest and penalties accrued.

15. Commitments and Contingencies

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

We are a defendant in one product liability case and are aware of five other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed in August 1999 by the city of Gary, Indiana, or the City, against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. In January 2018, the Lake Superior Court, County of Lake, Indiana granted defendants’ Motion for Judgment on the Pleadings, dismissing the case in its entirety. In February 2018, plaintiffs appealed the dismissal to the Indiana Court of Appeals. In May 2019, the Indiana Court of Appeals issued a decision, which affirmed in part and reversed in part, and remanded for further proceedings, the trial court’s dismissal of the City’s complaint. In July 2019, defendants filed a Petition to Transfer jurisdiction to the Indiana Supreme Court. In November 2019, the Indiana Supreme Court denied defendants' petition to transfer, and the case was returned to the trial court. Discovery remains ongoing. On March 15, 2024, Governor Holcomb signed House Enrolled Act No. 1235 into law. On March 18, 2024, defendants filed a joint motion for judgment on the pleadings based on the new legislation. On May 17, 2024, plaintiffs filed an opposition to defendants’ motion for judgment on the pleadings. A hearing on defendants’ motion is scheduled for July 25, 2024.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are a defendant in a putative class proceeding before the Ontario Superior Court of Justice in Toronto, Canada that was filed in December 2019. The action claims CAD$50 million in aggregate general damages, CAD$100 million in aggregate punitive damages, special damages in an unspecified amount, together with interest and legal costs. The named plaintiffs are two victims of a shooting that took place in Toronto in July 2018 and their family members. One victim was shot and injured during the shooting. The other victim suffered unspecified injuries while fleeing the shooting. The plaintiffs are seeking to certify a claim on behalf of classes that include all persons who were killed or injured in the shooting and their immediate family members. The plaintiffs allege negligent design and public nuisance. The case has not been certified as a class action. In July 2020, we filed a Notice of Motion for an order striking the claim and dismissing the action in its entirety. In February 2021, the court granted our motion in part, and dismissed the plaintiffs’ claims in public nuisance and strict liability. The court declined to strike the negligent design claim and ordered that the claim proceed to a certification motion. In March 2021, we filed a motion for leave to appeal the court’s refusal to strike the negligent design claim with the Divisional Court, Ontario Superior Court of Justice. In July 2021, plaintiffs filed a motion to stay our motion for leave to appeal with the Divisional Court, on grounds that appeal is premature. In November 2021, the Divisional Court granted plaintiffs' motion, staying our motion for leave to appeal until 30 days after the decision on the balance of plaintiffs' certification motion. A hearing on plaintiffs’ certification motion was held in January 2024. On March 5, 2024, the court denied the plaintiffs' motion for class certification. Three appeals have now been filed, appealing from the decisions issued to date in the case. All three appeals will be heard together in the Court of Appeal for Ontario. Those three appeals are: (1) our appeal from the dismissal of our motion to strike the negligent design claim; (2) the plaintiffs’ appeal from the order striking out their public nuisance and strict liability claims; and, (3) the plaintiffs’ appeal from the order dismissing their certification motion.

In May 2020, we were named in an action related to the Chabad of Poway synagogue shooting that took place in April 2019. The complaint was filed in the Superior Court of the State of California, for the County of San Diego – Central, and asserts claims against us for product liability, unfair competition, negligence, and public nuisance. The plaintiffs allege they were present at the synagogue on the day of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory and punitive damages, attorneys’ fees, and injunctive relief. In September 2020, we filed a demurrer and motion to strike, seeking to dismiss plaintiffs’ complaint. In July 2021, the court granted our motion in part, and reversed it in part, ruling that (1) the PLCAA barred plaintiffs’ product liability action; (2) plaintiffs did not have standing to maintain an action under the Unfair Competition Law for personal injury related damages, but gave plaintiffs leave to amend to plead an economic injury; and (3) the PLCAA did not bar plaintiffs’ ordinary negligence and public nuisance actions because plaintiffs had alleged that we violated 18 U.S.C. Section 922(b)(4), which generally prohibits the sale of fully automatic “machineguns.” In August 2021, we filed a Petition for Writ of Mandate in the Court of Appeal of the State of California, Fourth Appellate District, Division One. In September 2021, the Court of Appeal denied our appeal. In February 2022, the court consolidated the case with three related cases, in which we are not a party. In March 2022, the court granted our motion, dismissing plaintiffs’ Unfair Competition Law claim, without further leave to amend. Discovery is ongoing. On February 28, 2023, we filed a motion for summary judgment. On May 19, 2023, the court denied our motion for summary judgment without prejudice and allowed plaintiffs time for additional, limited discovery. A hearing on our renewed motion for summary judgment was held on June 17, 2024, and trial has been rescheduled to January 24, 2025.

We are a defendant in an action filed in the U.S. District Court for the District of Massachusetts. In August 2021, the Mexican Government filed an action against several U.S.-based firearms manufacturers and a firearms distributor, claiming defendants design, market, distribute, and sell firearms in ways they know routinely arm the drug cartels in Mexico. Plaintiff alleges, among other claims, negligence, public nuisance, design defect, unjust enrichment and restitution against all defendants and violation of the Massachusetts Consumer Protection Act against us alone, and is seeking monetary damages and injunctive relief. In November 2021, defendants filed motions to dismiss plaintiff's complaint. In September 2022, the district court granted defendants’ motions to dismiss. In October 2022, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the First Circuit. On January 22, 2024, the First Circuit reversed the trial court’s dismissal of the case. On April 18, 2024, defendants filed a Petition for a Writ of Certiorari with the Supreme Court of the United States.

In September 2022, we were named as defendants in 12 nearly identical, separate actions related to a shooting in Highland Park, Illinois on July 4, 2022. The complaints were filed in the Circuit Court of the Nineteenth Judicial Circuit in Lake County, Illinois and assert claims against us for negligence and deceptive and unfair practices under the Illinois Consumer Fraud and Deceptive Business Practices Act. Plaintiffs also name as defendants the website and

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retailer that sold the firearm, the shooter, and the shooter’s father. The plaintiffs allege they were present at a parade at the time of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory damages, attorneys’ fees, and injunctive relief. We filed motions for removal of each case to the U.S. District Court for the Northern District of Illinois. In November 2022, we filed a motion to consolidate the cases for preliminary motion purposes. In December 2022, plaintiffs filed motions to remand the cases back to the state court. On January 20, 2023, we filed our opposition to plaintiffs’ motion to remand. On September 25, 2023, the court granted plaintiffs’ motion to remand. On October 16, 2023, we filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. On October 20, 2023, we filed a Motion for Stay of the Remand Order with the U.S. District Court, seeking a stay of the remand, pending our appeal to the Seventh Circuit. On October 30, 2023, the court granted a stay of the remand pending appeal. On November 8, 2023, plaintiffs filed a motion to lift the stay pending appeal. No decision has been issued to date on plaintiffs’ motion. We filed our reply to appellee's opposition to our appeal on February 23, 2024. In March 2024, three new suits were filed in the Circuit Court of Lake County, Illinois. On April 8, 2024, the Seventh Circuit affirmed the remand decision. On May 10, 2024, plaintiffs filed a motion for attorneys’ fees incurred as a result of removal. On May 17, 2024, we filed an opposition to plaintiffs’ motion. No decision has been issued to date.

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

In March 2022, two plaintiffs, on behalf of a proposed class of current and former employees and temporary workers who worked at our Springfield facility from November 2018 to the present, filed a claim alleging non-payment of wages and overtime in violation of the Massachusetts Wage Act and Massachusetts Fair Wage Act. The parties have reached a settlement agreement, which was preliminarily approved by the court on March 15, 2024.

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

We were also involved in a putative stockholder derivative lawsuit filed on December 5, 2023 in the Eighth Judicial District Court, Clark County, Nevada. The action was brought by plaintiffs seeking to act on our behalf against our directors and certain of our executive officers. The complaint alleged breach of fiduciary duties by knowingly allowing us to become exposed to significant liability for intentionally violating federal, state, and local laws through our manufacturing, marketing, and sale of “AR-15 style rifles”. The derivative plaintiffs sought damages on our behalf from the individual defendants, as well as reforms and improvements to our compliance procedures and governance policies. On March 19, 2024, the court granted our motion to require security pursuant to Nevada law. On May 6, 2024, the court dismissed plaintiffs’ action without prejudice for failing to post a bond pursuant to the court’s order.

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

For the fiscal years ended April 30, 2024, 2023, and 2022, we paid $320,000, $988,000, and $729,000, respectively, in defense and administrative costs relative to product liability and municipal litigation. In addition, during fiscal 2024 and 2023, we paid an aggregate of $1.6 million and $1.5 million, respectively, in settlements related to product liability cases. During fiscal 2022, we made no payments related to settlements for product liability cases. As of April 30, 2024 we had no amounts accrued for settlements, that were subsequently paid. As of April 30, 2023, we had $1.6 million accrued for settlements that were subsequently paid.

We have recorded our liability for defense costs before consideration for reimbursement from insurance carriers. We have also recorded the amount due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets.

When changes to our prior estimates of product liability provisions and municipal litigation liabilities are warranted, we recognize additional expense or reductions in expense. In fiscal 2024, 2023, and 2022, we recorded additional expense of $35,000, $176,000, and $1.2 million, respectively.

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

On February 2, 2023, we entered into a design-build agreement with The Christman Company, or Christman, related to the construction of our new Tennessee facility, or the Construction Contract. The Construction Contract has an effective date of September 13, 2021 and incorporates the arrangements under which we and Christman have been proceeding. Pursuant to the Construction Contract, Christman is obligated to deliver certain services, including, among others, design phase services and construction phase services, and we are obligated to pay Christman for services performed. The parties to the Construction Contract have jointly agreed that Christman will perform and complete the Work (as defined therein) on a cost-plus basis for a guaranteed maximum price of $114.0 million, including contingencies. When adding the cost of machinery and equipment, we expect to spend between $160.0 million and $170.0 million through the end of fiscal 2025. Through April 30, 2024, we had incurred $157.0 million of capital expenditures related to the Relocation. The Construction Contract includes terms that are customary for contracts of this type, including with respect to indemnification and insurance. The Construction Contract lists certain contract milestones and guaranteed completion dates, and we will be entitled to liquidated damages under certain

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances. Each party to the Construction Contract is entitled to terminate the Construction Contract under certain circumstances.

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

In addition, we intend to relocate a portion of our plastic injection molding operations to the Tennessee facility. The relocation of these assets began in our second fiscal quarter of 2024. We are evaluating selling the remaining molding operations utilized in our Connecticut facility to a third party. As of April 30, 2024, most of the plastic injection molding machinery and equipment was being utilized, had been relocated to the Tennessee facility, or had been disposed. We do not believe there are any indications of impairment relating to assets being utilized at the Deep River facility.

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

As of April 30, 2024, and 2023, we did not have an open environmental reserve recorded in our consolidated balance sheet.

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

16. Restructuring

As a result of the Relocation, $7.1 and $8.3 million of restructuring charges were recorded in fiscal 2024 and fiscal 2023, respectively.

The following table summarizes restructuring charges by line item for fiscal 2024 and fiscal 2023 (in thousands):

	For the Year Ended April 30,
	2024	2023
Cost of sales	$2,116	$3,923
Research and development	—	3
Selling, marketing, and distribution	2,974	1,055
General and administrative	1,963	3,280
Total restructuring charges	$7,053	$8,261

The components of the restructuring charges recorded in our consolidated statements of income are as follows (in thousands):

	For the Year Ended April 30,
	2024	2023
Office rent and equipment	$2,298	$229
Employee relations	2,011	349
Consulting services	992	473
Public relations	904	—
Relocation (a)	887	2,856
Freight	199	—
Severance and employee-related benefits (a)	(238)	4,354
Total restructuring charges	$7,053	$8,261

____________________________________

(a)
Recorded in accrued payroll and incentives

The following table summarizes the activity in the severance and employee-related benefits and relocation accruals for fiscal 2024 and fiscal 2023 (in thousands):

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Severance and employee-related benefits	Relocation	Total
Accrual at April 30, 2023	$10,054	$1,746	$11,800
Charges	(238)	887	649
Cash payments and settlements	(4,289)	(1,805)	(6,094)
Accrual at April 30, 2024 (a)	$5,527	$828	$6,355

___________________________________

(a)
Recorded in accrued payroll and incentives