Form 10-Q
period 2024-07-31
SMITH & WESSON BRANDS, INC.
filed 2024-09-05
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

Commission File No. 001-31552

Smith & Wesson Brands, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0543688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1852 Proffitt Springs Road Maryville, Tennessee	37801
(Address of principal executive offices)	(Zip Code)

(800) 331-0852

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.001 per share	SWBI	Nasdaq Global Select Market

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

The registrant had 44,852,284 shares of common stock, par value $0.001, outstanding as of September 3, 2024.

SMITH & WESSON BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended July 31, 2024 and 2023

Smith & Wesson®, S&W®, M&P®, M&P Shield®, Performance Center®, Airlite®, Airweight®, American Guardians®, Armornite®, Arrow®, Aurora®, Aurora-II®, Blast Jacket®, Bodyguard®, Carry Comp®, Chiefs Special®, Club 1852®, Competitor®, CSX®, Dagger®, E-Series®, EZ®, Flexmag®, G-Core®, Gemtech®, Gemtech Suppressors®, GM®, GM-S1®, GMT-Halo®, Governor®, GVAC®, Integra®, Lady Smith®, Lever Lock®, Lunar®, M&P FPC®, M2.0®, Magnum®, Mist-22®, Mountain Gun®, Protected by Smith & Wesson®, Put A Legend On Your Line®, Quickmount®, Shield®, Silence is Golden®, Smith & Wesson Collectors Association®, Smith & Wesson Performance Center®, Smith & Wesson Precision Components®, Smith & Wesson Response®, SW Equalizer®, SW22 Victory®, TEMPO®, The S&W Bench®, The Sigma Series®, Trek®, Volunteer®, and Weather Shield® are some of the registered U.S. trademarks of our company or one of our subsidiaries. This report also may contain trademarks and trade names of other companies.

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding our intention to occupy our Deep River facility through January 4, 2025; our current belief that there are no indications of impairment relating to assets being utilized at the Deep River facility; expected undiscounted cashflows, based on the Assignment and Assumption Agreement (as defined herein), for future periods; lease payments for all our operating and finance leases for future periods; the outcome of the lawsuits to which we are subject and their effect on us; our belief that the remaining claims asserted by Gemini (as defined herein) against us have no merit and our intention to aggressively defend this action; our belief with respect to certain matters described in the Commitments and Contingencies – Litigation section, that the allegations are unfounded and, in addition, that any incident and any results from them or any injuries were due to negligence or misuse of the firearm by the claimant or a third party; our belief that our accruals for product liability cases and claims are a reasonable quantitative measure of the cost to us of product liability cases and claims; our belief that we have provided adequate accruals for defense costs; our intention, in connection with our new facility in Maryville, Tennessee, to incur, or cause to be incurred, no less than $120.0 million in aggregate capital expenditures on or before December 31, 2025, create no less than 620 new jobs, and sustain an average hourly wage of at least $25.97 at the facility; our expectation, when adding the cost of machinery and equipment, to spend between $160.0 million and $170.0 million through the end of fiscal 2025; our belief that inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results; our expectation that our inventory levels will rise slightly during our second fiscal quarter before declining during the remainder of the fiscal year; our expectation for capital expenditures in fiscal 2025; factors affecting our future capital requirements; availability of equity or debt financing on acceptable terms, if at all; the record date and payment date for our dividend; and our belief that our existing capital resources and credit facilities will be adequate to fund our operations for the next 12 months. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q reflect our views as of the date hereof about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among others, economic, political, social, legislative, regulatory, inflationary, and health factors; the potential for increased regulation of firearms and firearm-related products; actions of social activists that could have an adverse effect on our business; the impact of lawsuits; the demand for our products; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; our competitive environment; the supply, availability, and costs of raw materials and components; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to effectively manage and execute the Relocation; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; our penetration rates in new and existing markets; our strategies; our ability to maintain and enhance brand recognition and reputation; our ability to introduce new products; the success of new products; our ability to expand our markets; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2024, or the Fiscal 2024 Form 10-K.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	July 31, 2024	April 30, 2024
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$35,515	$60,839
Accounts receivable, net of allowances for credit losses of $5 on July 31, 2024 and $0 on April 30, 2024	47,762	59,071
Inventories	189,814	160,500
Prepaid expenses and other current assets	9,040	4,973
Income tax receivable	3,183	2,495
Total current assets	285,314	287,878
Property, plant, and equipment, net	248,765	252,633
Intangibles, net	2,526	2,598
Goodwill	19,024	19,024
Deferred income taxes	7,249	7,249
Other assets	8,390	8,614
Total assets	$571,268	$577,996
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,453	$41,831
Accrued expenses and deferred revenue	27,887	26,811
Accrued payroll and incentives	12,308	17,147
Accrued profit sharing	9,098	9,098
Accrued warranty	1,743	1,813
Total current liabilities	80,489	96,700
Notes and loans payable (Note 4)	69,903	39,880
Finance lease payable, net of current portion	34,994	35,404
Other non-current liabilities	7,896	7,852
Total liabilities	193,282	179,836
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 75,551,848 issued and 44,847,258 shares outstanding on July 31, 2024 and 75,395,490 shares issued and 45,561,569 shares outstanding on April 30, 2024	76	75
Additional paid-in capital	290,790	289,994
Retained earnings	532,647	540,660
Accumulated other comprehensive income	73	73
Treasury stock, at cost (30,704,590 shares on July 31, 2024 and 29,833,921 shares on April 30, 2024)	(445,600)	(432,642)
Total stockholders’ equity	377,986	398,160
Total liabilities and stockholders' equity	$571,268	$577,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended July 31,
	2024	2023
	(In thousands, except per share data)
Net sales	$88,334	$114,243
Cost of sales	64,142	83,842
Gross profit	24,192	30,401
Operating expenses:
Research and development	2,515	1,799
Selling, marketing, and distribution	9,837	10,040
General and administrative	13,702	14,213
Total operating expenses	26,054	26,052
Operating (loss)/income	(1,862)	4,349
Other (expense)/income, net:
Other (expense)/income, net	(6)	47
Interest (expense)/income, net	(732)	153
Total other (expense)/income, net	(738)	200
(Loss)/income from operations before income taxes	(2,600)	4,549
Income tax (benefit)/expense	(494)	1,431
Net (loss)/income	$(2,106)	$3,118
Net (loss)/income per share:
Basic - net (loss)/income	$(0.05)	$0.07
Diluted - net (loss)/income	$(0.05)	$0.07
Weighted average number of common shares outstanding:
Basic	45,321	46,103
Diluted	45,321	46,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance at April 30, 2023	75,029	$75	$283,666	$523,184	$73	29,040	$(422,375)	$384,623
Stock-based compensation	—	—	1,276	—	—	—	—	1,276
Issuance of common stock under restricted stock unit awards, net of shares surrendered	155	—	(766)	—	—	—	—	(766)
Dividends issued ($0.12 per common share)	—	—	—	(5,536)	—	—	—	(5,536)
Net income	—	—	—	3,118	—	—	—	3,118
Balance at July 31, 2023	75,184	$75	$284,176	$520,766	$73	29,040	$(422,375)	$382,715

Balance at April 30, 2024	75,395	$75	$289,994	$540,660	$73	29,834	$(432,642)	$398,160
Stock-based compensation	—	—	1,854	—	—	—	—	1,854
Issuance of common stock under restricted stock unit awards, net of shares surrendered	157	1	(1,058)	—	—	—	—	(1,057)
Repurchase of treasury stock	—	—	—	—	—	871	(12,958)	(12,958)
Unpaid dividend accrued	—	—	—	(21)	—	—	—	(21)
Dividends issued ($0.13 per common share)	—	—	—	(5,886)	—	—	—	(5,886)
Net loss	—	—	—	(2,106)	—	—	—	(2,106)
Balance at July 31, 2024	75,552	$76	$290,790	$532,647	$73	30,705	$(445,600)	$377,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended July 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net (loss)/income	$(2,106)	$3,118
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	8,048	9,253
(Gain)/loss on sale/disposition of assets	(58)	3
Provision for losses/(recoveries) on notes and accounts receivable	5	(6)
Stock-based compensation expense	1,854	1,276
Changes in operating assets and liabilities:
Accounts receivable	11,305	26,995
Inventories	(29,315)	6,363
Prepaid expenses and other current assets	(4,066)	(3,825)
Income taxes	(688)	915
Accounts payable	(11,740)	(1,838)
Accrued payroll and incentives	(4,839)	1,551
Accrued profit sharing	—	768
Accrued expenses and deferred revenue	586	(4,135)
Accrued warranty	(70)	83
Other assets	224	75
Other non-current liabilities	45	34
Net cash (used in)/provided by operating activities	(30,815)	40,630
Cash flows from investing activities:
Payments to acquire patents and software	(21)	(33)
Proceeds from sale of property and equipment	58	23
Payments to acquire property and equipment	(4,702)	(32,057)
Net cash used in investing activities	(4,665)	(32,067)
Cash flows from financing activities:
Proceeds from loans and notes payable	30,000	—
Payments on finance lease obligation	(44)	(338)
Payments to acquire treasury stock	(12,856)	—
Dividend distribution	(5,886)	(5,536)
Payment of employee withholding tax related to restricted stock units	(1,058)	(766)
Net cash provided by/(used in) financing activities	10,156	(6,640)
Net (decrease)/increase in cash and cash equivalents	(25,324)	1,923
Cash and cash equivalents, beginning of period	60,839	53,556
Cash and cash equivalents, end of period	$35,515	$55,479
Supplemental disclosure of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$1,313	$525
Income taxes	$361	$494

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Supplemental Disclosure of Non-cash Investing Activities:

	For the Three Months Ended July 31,
	2024	2023
	(In thousands)
Purchases of property and equipment included in accounts payable	$1,824	$17,144
Capital lease included in accrued expenses and finance lease payable	570	734

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2024 and 2023

(1) Organization:

We are one of the world’s leading manufacturers and designers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, pistol caliber carbines, and lever action rifles), handcuffs, firearm suppressors, and other firearm-related products for sale to a wide variety of customers, including firearm enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our products under the Smith & Wesson and Gemtech brands. We manufacture our products at our facilities in Springfield, Massachusetts; Houlton, Maine; Deep River, Connecticut; and Maryville, Tennessee. We also sell our manufacturing services to other businesses to attempt to level-load our factories. We sell those services under our Smith & Wesson and Smith & Wesson Precision Components brands. During fiscal 2024, we began manufacturing and distribution activities from our new Maryville facility. See Note 9 — Commitments and Contingencies and Note 10 — Restructuring for more information.

(2) Basis of Presentation:

Interim Financial Information – The condensed consolidated balance sheet as of July 31, 2024, the condensed consolidated statements of operations for the three months ended July 31, 2024 and 2023, the condensed consolidated statements of changes in stockholders’ equity for the three months ended July 31, 2024 and 2023, and the condensed consolidated statements of cash flows for the three months ended July 31, 2024 and 2023 have been prepared by us without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows for the three months ended July 31, 2024 and for the periods presented, have been included. All intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2024 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Fiscal 2024 Form 10-K. The results of operations for the three months ended July 31, 2024 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2025, or any other period.

Recently Issued Accounting Standards – In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update ("ASU") No. 2023-07, Improvements to Reportable Segment Disclosures, which requires incremental disclosures about an entity’s reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The new guidance requires disclosure of significant segment expenses that are (1) regularly provided to (or easily computed from information regularly provided to) the chief operating decision maker and (2) included in the reported measure of segment profit or loss. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. This update is effective for fiscal years beginning after December 31, 2023, or fiscal 2025 for us, and should be adopted retrospectively unless impracticable. We are currently evaluating the impact, if any, that the adoption of this standard will have on financial disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and provide more details about the reconciling items in some categories if items meet a quantitative threshold. Entities would have to provide qualitative disclosures about the new categories. The guidance will require all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state, and foreign taxes for annual periods, and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. Entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance is effective for annual periods beginning after December 15, 2024, or fiscal 2026 for us. We are currently evaluating the impact, if any, that the adoption of this standard will have on financial disclosures.

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

For the Three Months Ended July 31, 2024 and 2023

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

The amounts of assets and liabilities related to our operating and financing leases as of July 31, 2024 were as follows (in thousands):

	Balance Sheet Caption	July 31, 2024	April 30, 2024
Operating Leases
Right-of-use assets		$6,430	$6,761
Accumulated amortization		(5,411)	(5,411)
Right-of-use assets, net	Other assets	$1,019	$1,350

Current liabilities	Accrued expenses and deferred revenue	$687	$947
Non-current liabilities	Other non-current liabilities	490	574
Total operating lease liabilities		$1,177	$1,521
Finance Leases
Right-of-use assets		$41,631	$41,631
Accumulated depreciation		(11,279)	(11,713)
Right-of-use assets, net	Property, plant, and equipment, net	$30,352	$29,918

Current liabilities	Accrued expenses and deferred revenue	$1,597	$1,564
Non-current liabilities	Finance lease payable, net of current portion	34,994	35,404
Total finance lease liabilities		$36,591	$36,968

During the three months ended July 31, 2024, we recorded $324,000 of operating lease costs. We recorded $566,000 of finance lease amortization and $461,000 of financing lease interest expense for the three months ended July 31, 2024. As of July 31, 2024, our weighted average lease term and weighted average discount rate for our operating leases was 2.2 years and 4.5%, respectively. As of July 31, 2024, our weighted average lease term and weighted average discount rate for our financing leases were 14.1 years and 5.0%, respectively, and consisted primarily of the facility in Missouri from which we previously operated a distribution center, or the Missouri Distribution Center. The building associated with the Missouri Distribution Center is pledged to secure the amounts outstanding. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

On October 26, 2017, we entered into (a) a lease agreement with Ryan Boone County, LLC, or the Original Missouri Landlord, concerning certain real property located in Boone County, Missouri on which we had, until recently, been operating the Missouri Distribution Center, or the Missouri Lease, and (b) a guaranty in favor of the Original Missouri Landlord, or the Guaranty. With the completion of the spin-off of our outdoor products and accessories business on August 24, 2020, or the Separation, we entered into a sublease whereby American Outdoor Brands, Inc., our former wholly owned subsidiary, or AOUT, subleased from us 59.0% of the Missouri Distribution Center under the same terms as the Missouri Lease, or the Missouri Sublease. On July 16, 2022, we entered into an amendment to the Missouri Sublease, increasing the leased space to 64.7% of the Missouri Distribution Center under the same terms as the Missouri Lease. On January 31, 2023, we entered into (i) an assignment and assumption agreement with AOUT, or the Assignment and Assumption Agreement, pursuant to which, on January 1, 2024 AOUT assumed all of our rights, entitlement, and obligations in, to, and under the Missouri Lease, and (ii) an amended and restated guaranty in favor of RCS-S&W Facility, LLC, as successor in interest to the Original Missouri Landlord, pursuant to which Smith & Wesson Sales Company was added as a guarantor, or the Amended and Restated Guaranty. We terminated the Missouri Sublease as of January 1, 2024. During the three months ended July 31, 2024, the finance lease liability relating to the Missouri Lease was reduced by $366,000 as a result of payments made by AOUT directly to the landlord. During the three months ended July 31, 2024, we recognized $878,000 of related income, of which $424,000 was recorded in general and administrative expenses and $454,000 was recorded in interest expense, net, in our condensed consolidated statements of operations.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2024 and 2023

On January 5, 2024, we entered into an amendment to the lease for our Deep River facility, pursuant to which we extended its term from May 4, 2024 to January 4, 2025. We intend to occupy the facility at least through the amended lease termination date. We do not currently believe there are any indications of impairment relating to assets being utilized at the Deep River facility.

The following table represents future expected undiscounted cashflows, based on the Assignment and Assumption Agreement with AOUT, to be received on an annual basis for the next five years and thereafter, as of July 31, 2024 (in thousands):

Fiscal	Amount
2025	$2,392
2026	3,235
2027	3,292
2028	3,350
2029	3,408
Thereafter	35,498
Total future receipts	51,175
Less amounts representing interest	(15,154)
Present value of receipts	$36,021

Future lease payments for all of our operating and finance leases for succeeding fiscal years is as follows (in thousands):

	Operating	Financing	Total
2025	$684	$2,540	$3,224
2026	301	3,433	3,734
2027	272	3,490	3,762
2028	125	3,424	3,549
2029	—	3,408	3,408
Thereafter	—	35,499	35,499
Total future lease payments	1,382	51,794	53,176
Less amounts representing interest	(205)	(15,203)	(15,408)
Present value of lease payments	1,177	36,591	37,768
Less current maturities of lease liabilities	(687)	(1,597)	(2,284)
Long-term maturities of lease liabilities	$490	$34,994	$35,484

During the three months ended July 31, 2024, the cash paid for amounts included in the measurement of liabilities and operating cash flows was $393,000.

(4) Notes and Loans Payable:

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

For the Three Months Ended July 31, 2024 and 2023

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

As of July 31, 2024, we had $70.0 million of borrowings outstanding on the Revolving Line, bearing interest at an average rate of 7.19%, which is equal to the SOFR rate plus an applicable margin.

The Amended and Restated Credit Agreement contains customary limitations, including limitations on indebtedness, liens, fundamental changes to business or organizational structure, investments, loans, advances, guarantees, and acquisitions, asset sales, dividends, stock repurchases, stock redemptions, and the redemption or prepayment of other debt, and transactions with affiliates. We are also subject to financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of July 31, 2024, we were compliant with all required financial covenants.

Letters of Credit — At July 31, 2024, we had outstanding letters of credit aggregating $2.7 million, which included a $1.5 million letter of credit to collateralize our captive insurance company.

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $35.5 million and $60.8 million as of July 31, 2024 and April 30, 2024, respectively. The carrying value of our revolving line of credit approximated the fair value as of July 31, 2024. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

We did not have any Level 2 or Level 3 financial assets or liabilities as of July 31, 2024.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2024 and 2023

(6) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or net realizable value, as of July 31, 2024 and April 30, 2024 (in thousands):

	July 31, 2024	April 30, 2024
Finished goods	$118,971	$83,337
Finished parts	51,168	56,282
Work in process	7,030	8,033
Raw material	12,645	12,848
Total inventories	$189,814	$160,500

(7) Accrued Expenses and Deferred Revenue:

The following table sets forth other accrued expenses as of July 31, 2024 and April 30, 2024 (in thousands):

	July 31, 2024	April 30, 2024
Accrued other	$6,464	$4,423
Accrued professional fees	4,882	4,925
Accrued taxes other than income	4,339	5,838
Accrued employee benefits	3,503	2,742
Accrued settlement	3,200	3,200
Accrued distributor incentives	1,824	1,687
Current portion of finance lease obligation	1,597	1,564
Accrued rebates and promotions	1,391	1,485
Current portion of operating lease obligation	687	947
Total accrued expenses and deferred revenue	$27,887	$26,811

(8) Stockholders’ Equity:

Treasury Stock

On September 19, 2023, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions through September 19, 2024. During fiscal 2024, we purchased 793,551 shares of our common stock for $10.2 million under this authorization. Through the three months ended July 31, 2024, we repurchased 870,669 shares of our common stock for $12.9 million under this authorization. There were no common stock purchases through the three months ended July 31, 2023, nor were there any unfulfilled authorizations. On September 5, 2024, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions from September 20, 2024 through September 20, 2025.

Earnings per Share

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended July 31, 2024 and 2023 (in thousands, except per share data):

	For the three months ended July 31,
	2024			2023
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic earnings	$(2,106)	45,321	$(0.05)	$3,118	46,103	$0.07
Effect of dilutive stock awards	—	—	—	—	448	—
Diluted earnings	$(2,106)	45,321	$(0.05)	$3,118	46,551	$0.07

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2024 and 2023

For the three months ended July 31, 2024, there were no shares excluded from the computation of diluted earnings per share as a result of the net loss for the period. For the three months ended July 31, 2023, there were 12,167 shares excluded from the computation of diluted earnings because the effect would be antidilutive.

Incentive Stock and Employee Stock Purchase Plans

We have two stock incentive plans: the 2013 Incentive Stock Plan and the 2022 Incentive Stock Plan, or the Incentive Stock Plans, under which employees and non-employees may be granted stock options, restricted stock awards, restricted stock units, stock appreciation rights, bonus stock and awards in lieu of obligations, performance awards, and dividend equivalents. No grants have been made under the 2013 Incentive Stock Plan since our stockholders approved the 2022 Incentive Stock Plan at our annual meeting of stockholders held in September 2022. All new grants are issued under the 2022 Incentive Stock Plan.

We have an Employee Stock Purchase Plan, or the ESPP, under which each participant is granted an option to purchase our common stock at a discount on each subsequent exercise date during the offering period (as such terms are defined in the ESPP) in accordance with the terms of the ESPP.

The total stock-based compensation expense, including purchases under our ESPP and grants of RSUs and performance-based RSUs, or PSUs, under the Incentive Stock Plans, was $1.9 million and $1.3 million for the three months ended July 31, 2024 and 2023, respectively. We include stock-based compensation expense in cost of sales, sales, marketing, and distribution, research and development, and general and administrative expenses.

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

During the three months ended July 31, 2024, we granted an aggregate of 400,819 RSUs, including 257,937 RSUs to non-executive officer employees and 142,882 RSUs to our executive officers. During the three months ended July 31, 2024, we granted 142,878 PSUs to certain of our executive officers. During the three months ended July 31, 2024, we cancelled 63,469 PSUs as a result of the failure to satisfy the performance metrics and 10,575 RSUs as a result of the service conditions not being met. In connection with the vesting of RSUs, during the three months ended July 31, 2024, we delivered common stock to our employees (including our executive officers), former employees, and directors, with a total market value of $3.6 million.

During the three months ended July 31, 2023, we granted an aggregate of 301,483 RSUs, including 175,916 RSUs to non-executive officer employees, 117,724 RSUs to our executive officers, and 7,843 RSUs to a new director. During the three months ended July 31, 2023, we granted 176,583 PSUs to certain of our executive officers. During the three months ended July 31, 2023, we cancelled 158,100 PSUs as a result of the failure to satisfy the performance metric and 5,420 RSUs as a result of the service conditions not being met. In connection with the vesting of RSUs, during the three months ended July 31, 2023, we delivered common stock to our employees (including our executive officers), former employees, and directors, with a total market value of $2.0 million. In connection with a 2019 grant, which vested in fiscal 2023, we delivered market-condition PSUs to certain of our executive officers and a former executive officer with a total market value of $664,000.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2024 and 2023

A summary of activity for unvested RSUs and PSUs for the three months ended July 31, 2024 and 2023 is as follows:

	For the three months ended July 31,
	2024		2023
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	1,000,347	$13.45	932,705	$13.14
Awarded	543,697	16.15	478,066	12.10
Released	(220,525)	13.24	(217,975)	11.00
Forfeited	(74,044)	19.51	(163,520)	10.49
RSUs and PSUs outstanding, end of period	1,249,475	14.30	1,029,276	13.53

As of July 31, 2024, there was $8.9 million of unrecognized compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average remaining contractual term of 1.9 years.

(9) Commitments and Contingencies:

Litigation

In January 2018, Gemini Technologies, Incorporated, or Gemini, commenced an action against us in the U.S. District Court for the District of Idaho, or the District Court. The complaint alleges, among other things, that we breached the earn-out and other provisions of the asset purchase agreement and ancillary agreements between the parties in connection with our acquisition of the Gemtech business from Gemini. The complaint seeks a declaratory judgment interpreting various terms of the asset purchase agreement and damages in the sum of $18.6 million. In November 2019, we filed an answer to Gemini’s complaint and a counterclaim against Gemini and its stockholders at the time of the signing of the asset purchase agreement. Plaintiffs amended their complaint to add a claim of fraud in the inducement. In September 2021, Gemini filed a motion for summary judgment seeking to dismiss our counterclaim. In June 2022, the District Court denied Gemini's motion for summary judgment. Gemini filed a second motion for summary judgment, and in August 2023, the District Court again denied Gemini’s motion. In November 2023, we entered into a settlement agreement with plaintiffs on the indemnity and counterclaims. On the same day, plaintiffs filed a motion for leave, seeking to file a second amended complaint. On January 31, 2024, the District Court allowed plaintiffs’ amended allegations of fraud, and denied without prejudice their motion to add punitive damages. On February 9, 2024, the District Court set a trial date for January 6, 2025. On August 7, 2024, the District Court issued a 45-day stay of the case and vacated the January 6, 2025 trial date. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action.

We are a defendant in three product liability cases and are aware of eight other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed in August 1999 by the city of Gary, Indiana, or the City, against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. In January 2018, the Lake Superior Court, County of Lake, Indiana granted defendants’ Motion for Judgment on the Pleadings, dismissing the case in its entirety. In February 2018, plaintiffs appealed the dismissal to the Indiana Court of Appeals. In May 2019, the Indiana Court of Appeals issued a decision, which affirmed in part and reversed in part, and remanded for further proceedings, the trial court’s dismissal of the City’s complaint. In July 2019, defendants filed a Petition to Transfer jurisdiction to the Indiana Supreme Court. In November 2019, the Indiana Supreme Court denied defendants' petition to transfer, and the case was returned to the trial court. Discovery is ongoing. On March 15, 2024, IC 34-12-3.5 was signed into law. This law purported to prohibit political subdivisions in Indiana from bringing certain legal actions against certain firearm industry members and to apply to actions or suits filed before, after, or on August 27, 1999. On March 18, 2024, defendants filed a joint motion for judgment on the pleadings based on the new law. On May 17, 2024, plaintiffs filed an opposition to defendants' motion for judgment on the pleadings. On August 12, 2024, the trial court denied defendants’ joint motion for judgment on the pleadings. We believe the claims asserted in the complaint are without merit and intend to aggressively defend this action.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2024 and 2023

We are a defendant in a putative class proceeding before the Ontario Superior Court of Justice in Toronto, Canada that was filed in December 2019. The action claims CAD$50 million in aggregate general damages, CAD$100 million in aggregate punitive damages, special damages in an unspecified amount, together with interest and legal costs. The named plaintiffs are two victims of a shooting that took place in Toronto in July 2018 and their family members. One victim was shot and injured during the shooting. The other victim suffered unspecified injuries while fleeing the shooting. The plaintiffs sought to certify a claim on behalf of classes that include all persons who were killed or injured in the shooting and their immediate family members. The plaintiffs allege negligent design and public nuisance. The case has not been certified as a class action. In July 2020, we filed a Notice of Motion for an order striking the claim and dismissing the action in its entirety. In February 2021, the court granted our motion in part, and dismissed the plaintiffs’ claims in public nuisance and strict liability. The court declined to strike the negligent design claim and ordered that the claim proceed to a certification motion. In March 2021, we filed a motion for leave to appeal the court’s refusal to strike the negligent design claim with the Divisional Court, Ontario Superior Court of Justice. In July 2021, plaintiffs filed a motion to stay our motion for leave to appeal with the Divisional Court, on grounds that appeal is premature. In November 2021, the Divisional Court granted plaintiffs' motion, staying our motion for leave to appeal until 30 days after the decision on the balance of plaintiffs' certification motion. A hearing on plaintiffs’ certification motion was held in January 2024. On March 5, 2024, the court denied the plaintiffs' motion for class certification. Three appeals have been filed, all of which will be heard together in the Court of Appeal for Ontario: (1) our appeal from the dismissal of our motion to strike the negligent design claim; (2) the plaintiffs’ appeal from the order striking out their public nuisance and strict liability claims; and, (3) the plaintiffs’ appeal from the order dismissing their certification motion. On August 6, 2024, we filed our motion regarding our appeal from the dismissal of our motion to strike the negligent design claim and plaintiffs filed their motion regarding their appeal from the order striking out their public nuisance and strict liability claims and their appeal from the order dismissing their certification motion.

In May 2020, we were named in an action related to the Chabad of Poway synagogue shooting that took place in April 2019. The complaint was filed in the Superior Court of the State of California for the County of San Diego – Central, and asserts claims against us for product liability, unfair competition, negligence, and public nuisance. The plaintiffs allege they were present at the synagogue on the day of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory and punitive damages, attorneys’ fees, and injunctive relief. In September 2020, we filed a demurrer and motion to strike, seeking to dismiss plaintiffs’ complaint. In July 2021, the court granted our motion in part, and reversed it in part, ruling that (1) the Protection of Lawful Commerce in Arms Act barred plaintiffs’ product liability action; (2) plaintiffs did not have standing to maintain an action under the Unfair Competition Law for personal injury related damages, but gave plaintiffs leave to amend to plead an economic injury; and (3) the Protection of Lawful Commerce in Arms Act did not bar plaintiffs’ ordinary negligence and public nuisance actions because plaintiffs had alleged that we violated 18 U.S.C. Section 922(b)(4), which generally prohibits the sale of fully automatic “machineguns.” In August 2021, we filed a Petition for Writ of Mandate in the Court of Appeal of the State of California, Fourth Appellate District, Division One. In September 2021, the Court of Appeal denied our appeal. In February 2022, the court consolidated the case with three related cases, in which we are not a party. In March 2022, the court granted our motion, dismissing plaintiffs’ Unfair Competition Law claim, without further leave to amend. Discovery is ongoing. On February 28, 2023, we filed a motion for summary judgment. On May 19, 2023, the court denied our motion for summary judgment without prejudice and allowed plaintiffs time for additional, limited discovery. A hearing on our renewed motion for summary judgment was held on August 16, 2024. Trial is scheduled for January 24, 2025.

We are a defendant in an action filed in the U.S. District Court for the District of Massachusetts. In August 2021, the Mexican Government filed an action against several U.S.-based firearms manufacturers and a firearms distributor, claiming defendants design, market, distribute, and sell firearms in ways they know routinely arm the drug cartels in Mexico. Plaintiff alleges, among other claims, negligence, public nuisance, design defect, unjust enrichment and restitution against all defendants and violation of the Massachusetts Consumer Protection Act against us alone, and is seeking monetary damages and injunctive relief. In November 2021, defendants filed motions to dismiss plaintiff's complaint. In September 2022, the district court granted defendants’ motions to dismiss. In October 2022, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the First Circuit. On January 22, 2024, the First Circuit reversed the trial court’s dismissal of the case. On April 18, 2024, defendants filed a Petition for a Writ of Certiorari with the Supreme Court of the United States. A conference is scheduled before the U.S. Supreme Court on September 30, 2024. On August 7, 2024, the district court dismissed the case against six of the eight defendants in the suit excluding us based on personal jurisdiction grounds. The district court has scheduled a status conference for October 2, 2024.

In September 2022, we were named as defendants in 12 nearly identical, separate actions related to a shooting in Highland Park, Illinois on July 4, 2022. The complaints were filed in the Circuit Court of the Nineteenth Judicial Circuit in Lake County, Illinois and assert claims against us for negligence and deceptive and unfair practices under the Illinois Consumer Fraud and Deceptive Business Practices Act. The plaintiffs allege they were present at a parade at the time of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory damages, attorneys’ fees, and injunctive relief. We filed motions for removal of each case to the U.S. District Court for the Northern District of Illinois. In November 2022, we filed a motion to consolidate the cases for preliminary motion purposes. In December 2022, plaintiffs filed motions to remand the cases back to the state court. In September 2023, the court granted

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2024 and 2023

plaintiffs’ motion to remand. In October 2023, we filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. In March 2024, three new suits were filed in the Circuit Court of Lake County, Illinois. On April 8, 2024, the Seventh Circuit affirmed the remand decision. On May 10, 2024, plaintiffs filed a motion for attorneys’ fees incurred as a result of removal. On May 17, 2024, we filed an opposition to plaintiffs’ motion. No decision has been issued to date. In June and July 2024, the district court remanded the 12 separate actions to state court, with some plaintiffs amending their complaints to remove references to violations of federal law and asserting an additional claim against us for deceptive and unfair practices under the Illinois Consumer Fraud and Deceptive Business Practices Act. We were also named in 13 additional separate cases against us in the same state court during the same time period, largely raising similar allegations against us as in the initial and amended complaints.

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

In March 2022, two plaintiffs, on behalf of a proposed class of current and former employees and temporary workers who worked at our Springfield facility from November 2018 to the present, filed a claim alleging non-payment of wages and overtime in violation of the Massachusetts Wage Act and Massachusetts Fair Wage Act. The parties have reached a settlement agreement, which was preliminarily approved by the court on March 15, 2024. A hearing seeking final approval of the settlement is scheduled for September 17, 2024.

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

We were also involved in a putative stockholder derivative lawsuit filed on December 5, 2023 in the Eighth Judicial District Court, Clark County, Nevada. The action was brought by plaintiffs seeking to act on our behalf against our directors and certain of our executive officers. The complaint alleged breach of fiduciary duties by knowingly allowing us to become exposed to significant liability for intentionally violating federal, state, and local laws through our manufacturing, marketing, and sale of “AR-15 style rifles." The derivative plaintiffs sought damages on our behalf from the individual defendants, as well as reforms and improvements to our compliance procedures and governance policies. On March 19, 2024, the court granted our motion to require security pursuant to Nevada law. On May 6, 2024, the court dismissed plaintiffs’ action without prejudice for failing to post a bond pursuant to the court’s order. On June 28, 2024, plaintiffs filed a motion to retax costs, arguing that we are not entitled to costs based on the court’s order of dismissal. On July 9, 2024, we filed a motion for attorneys’ fees and costs. On July 10 and 11, 2024, plaintiffs filed a notice of appeal of the order of dismissal without prejudice and case appeal statement, respectively. On July 25, 2024, plaintiffs filed a notice of posting of bond on appeal. On August 9, 2024, we filed an opposition to plaintiffs’ motion to retax costs.

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

For the Three Months Ended July 31, 2024 and 2023

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

On February 2, 2023, we entered into a design-build agreement with The Christman Company, or Christman, related to the construction of our Maryville facility, or the Construction Contract. The Construction Contract has an effective date of September 13, 2021 and incorporates the arrangements under which we and Christman have been proceeding. Pursuant to the Construction Contract, Christman is obligated to deliver certain services, including, among others, design phase services and construction phase services, and we are obligated to pay Christman for services performed. The parties to the Construction Contract agreed that Christman will perform and complete the Work (as defined therein) on a cost-plus basis for a guaranteed maximum price of $114.5 million, including contingencies. When adding the cost of machinery and equipment, we expect to spend between $160.0 million and $170.0 million through the end of fiscal 2025. Through July 31, 2024, we had incurred $157.0 million of capital expenditures related to the Relocation. The Construction Contract includes terms that are customary for contracts of this type, including with respect to indemnification and insurance. The Construction Contract lists certain contract milestones and guaranteed completion dates, and we will be entitled to liquidated damages under certain circumstances. Each party to the Construction Contract is entitled to terminate the Construction Contract under certain circumstances.

During the quarter ended July 31, 2023, we determined that we would have no use for certain distribution equipment in our Missouri Distribution Center and could not fully recover the net book value of such equipment. Therefore, we recorded an impairment of $2.0 million during that quarter. In connection with the Assignment and Assumption Agreement, we vacated the Missouri Distribution Center effective January 1, 2024 and sold assets we could no longer utilize to AOUT at their remaining net book value of $2.9 million, relocating all remaining assets to our Maryville facility.

In addition, we relocated a portion of our plastic injection molding operations to the Maryville facility. As of July 31, 2024, the plastic injection molding machinery and equipment was being utilized in our Deep River facility, had been relocated to the Maryville facility, or had been disposed. We do not believe there are any indications of impairment relating to assets being utilized at the Deep River facility.

(10) Restructuring:

As a result of the Relocation, $1.3 million and $3.9 million of net restructuring charges were recorded in the three months ended July 31, 2024 and 2023, respectively.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2024 and 2023

The following table summarizes net restructuring charges by line item for the three months ended July 31, 2024 and 2023 (in thousands):

	For the Three Months Ended July 31,
	2024	2023
Net sales	$(1,659)	$—
Cost of sales	2,841	903
Selling, marketing, and distribution	58	2,195
General and administrative	67	814
Total restructuring charges, net	$1,307	$3,912

The components of the net restructuring charges recorded in our condensed consolidated statements of operations were as follows (in thousands):

	For the Three Months Ended July 31,
	2024	2023
Severance and employee-related benefits (a)	$(308)	$931
Relocation (a)	61	237
Consulting services	135	210
Employee relations	52	456
Office rent and equipment	—	2,078
Deep River facility (b)	1,367	—
Total restructuring charges, net	$1,307	$3,912

a)
Recorded in accrued payroll and incentives.
b)
As part of the Relocation, we relocated a portion of our plastic injection molding operations from the Deep River facility to our Maryville facility. The amount presented for the three months ended July 31, 2024 represents net sales, cost of sales, and operating expenses for the Deep River operations, to the extent not already included in the other categories of restructuring charges within this schedule.

The following table summarizes the activity in the severance and employee-related benefits and relocation accruals for the three months ended July 31, 2024 (in thousands):

	Severance and employee-related benefits	Relocation	Total (a)
Accrual at April 30, 2024	$5,527	$828	$6,355
Charges	(308)	61	(247)
Cash payments and settlements	(898)	(229)	(1,127)
Accrual at July 31, 2024	$4,321	$660	$4,981

a)
Recorded in accrued payroll and incentives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2024 Annual Report and our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. This section sets forth key objectives and performance indicators used by us as well as key industry data tracked by us.

First Quarter Fiscal 2025 Highlights

Our operating results for the three months ended July 31, 2024 included the following:

•
Net sales were $88.3 million, a decrease of $25.9 million, or 22.7%, from the comparable quarter last year.
•
Gross margin was 27.4% compared with gross margin of 26.6% for the comparable quarter last year.
•
Net loss was $2.1 million, or $0.05 per share, compared with net income of $3.1 million, or $0.07 per diluted share, for the comparable quarter last year.

During the three months ended July 31, 2024, we purchased 870,669 shares of our common stock for $12.9 million.

Results of Operations

Net Sales and Gross Profit – For the Three Months Ended July 31, 2024

The following table sets forth certain information regarding net sales and gross profit for the three months ended July 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Handguns	$53,277	$86,106	$(32,829)	-38.1%
Long guns	24,721	18,782	5,939	31.6%
Other products & services	10,336	9,355	981	10.5%
Total net sales	$88,334	$114,243	$(25,909)	-22.7%
Cost of sales	64,142	83,842	(19,700)	-23.5%
Gross profit	$24,192	$30,401	$(6,209)	-20.4%
% of net sales (gross margin)	27.4%	26.6%

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended July 31, 2024 and 2023 (units in thousands):

Total Units Shipped	2024	2023	# Change	% Change
Handguns	119	174	(55)	-31.6%
Long guns	39	39	0	0.0%

Sporting Goods Channel Units Shipped	2024	2023	# Change	% Change
Handguns	111	161	(50)	-31.1%
Long guns	32	33	(1)	-3.0%

Professional Channel Units Shipped	2024	2023	# Change	% Change
Handguns	8	13	(5)	-38.5%
Long guns	7	6	1	16.7%

Sales of our handguns decreased $32.8 million, or 38.1%, from the comparable quarter last year, primarily due to lower consumer demand within the industry, partially offset by increased shipments of newly introduced products (defined as any new SKU not shipped in the comparable quarter last year), which represented 36.1% of handgun sales in the period, and a 2%-5% price increase that became effective in the third quarter of fiscal 2024. Handgun unit shipments into the sporting goods channel decreased by 31.1% from the comparable quarter last year while overall consumer handgun demand decreased 5.0% (as indicated by adjusted background checks reported in the National Instant Criminal Background Check System, or NICS).

Sales of our long guns increased $5.9 million, or 31.6%, over the comparable quarter last year, primarily due to increased shipments of newly introduced products, which represented 70.0% of long gun sales in the period, as well as a 2%-5% price increase on select products that became effective in the third quarter of fiscal 2024. Long gun unit shipments into our sporting goods channel decreased 3.0% from the comparable quarter last year while overall consumer demand for long guns decreased 0.5% (as indicated by NICS).

Other products and services revenue increased $981,000, or 10.5%, from the comparable quarter last year, primarily because of increased suppressor and component parts sales, partially offset by lower business-to-business and handcuff sales.

Newly introduced products represented 41.4% of net sales for the three months ended July 31, 2024 and included six new pistols, four new long guns, and many new product line extensions.

Gross margin for the three months ended July 31, 2024 was 27.4% compared with 26.6% for the comparable quarter last year, primarily because of favorable fixed-cost absorption from higher production volume, lower inventory reserve adjustments, a price increase that became effective in the third quarter of fiscal 2024, and lower Relocation costs, partially offset by higher promotional costs.

Inventory balances increased $29.3 million between April 30, 2024 and July 31, 2024 due to a combination of the seasonal slowdown in demand combined with level loading of our manufacturing facilities to ensure our ability to satisfy anticipated future demand. While inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results, it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors, including seasonality, new product introductions, news events, political events, and consumer tastes. We expect our inventory levels will rise slightly during our second fiscal quarter before declining during the remainder of the fiscal year.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended July 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Research and development	$2,515	$1,799	$716	39.8%
Selling, marketing, and distribution	9,837	10,040	(203)	-2.0%
General and administrative	13,702	14,213	(511)	-3.6%
Total operating expenses	$26,054	$26,052	$2	0.0%
% of net sales	29.5%	22.8%

Research and development expenses increased $716,000 over the prior year comparable quarter because of higher materials and testing costs associated with new product development and higher compensation-related costs. Selling, marketing, and distribution expenses decreased $203,000 from the prior year comparable quarter primarily as a result of a $2.0 million impairment recognized in the prior year comparable quarter on distribution equipment related to the Relocation. Excluding the impact of the prior year impairment charge, selling, marketing, and distribution expenses increased $1.8 million due to higher spending on promotions, to stimulate demand, and the timing of certain industry events. General and administrative expenses decreased $511,000 from the prior year comparable quarter, primarily because of lower profit sharing expense and lower Relocation costs, partially offset by higher legal costs.

Operating (Loss)/Income

The following table sets forth certain information regarding operating income for the three months ended July 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Operating (loss)/income	$(1,862)	$4,349	$(6,211)	-142.8%
% of net sales (operating margin)	-2.1%	3.8%

Operating (loss)/income for the three months ended July 31, 2024 decreased $6.2 million from the comparable quarter last year, primarily for the reasons outlined above.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended July 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Income tax (benefit)/expense	$(494)	$1,431	$(1,925)	-134.5%
% of (loss)/income from operations (effective tax rate)	19.0%	31.5%		-12.5%

Income tax expense decreased $1.9 million from the comparable quarter last year primarily as a result of lower operating income. Before adjusting for discrete items related to stock-based compensation, the effective tax rate is 25.5% in the current quarter and 24.7% in the prior year comparable quarter. The increase in the effective tax rate was due to changes in state apportionment.

Interest (Expense)/Income, net

The following table sets forth certain information regarding interest (expense)/income, net for the three months ended July 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Interest (expense)/income, net	$(732)	$153	$885	-578.4%

Interest expense increased by $885,000 over the comparable quarter last year as a result of higher average debt balances, lower capitalized interest, and lower average cash balances during the three months ended July 31, 2024 compared with the comparable quarter last year.

Net (Loss)/Income

The following table sets forth certain information regarding net (loss)/income and the related per share data for the three months ended July 31, 2024 and 2023 (dollars in thousands, except per share data):

	2024	2023	$ Change	% Change
Net (loss)/income	$(2,106)	$3,118	$(5,224)	-167.5%
Net (loss)/income per share
Basic	$(0.05)	$0.07	$(0.12)	-171.4%
Diluted	$(0.05)	$0.07	$(0.12)	-171.4%

Net loss for the three months ended July 31, 2024 was $2.1 million compared with net income of $3.1 million for the comparable quarter last year for the reasons outlined above.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our operations, including working capital and capital expenditures, and return capital to stockholders. Capital expenditures for new product development, and repair and replacement of equipment represent important cash needs.

The following table sets forth certain cash flow information for the three months ended July 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Operating activities	$(30,815)	$40,630	$(71,445)	-175.8%
Investing activities	(4,665)	(32,067)	27,402	85.5%
Financing activities	10,156	(6,640)	16,796	253.0%
Total cash flow	$(25,324)	$1,923	$(27,247)	-1416.9%

Operating Activities

Cash used in operating activities was $30.8 million for the three months ended July 31, 2024 compared with $40.6 million of cash provided for the three months ended July 31, 2023. Cash used in operating activities for the three months ended July 31, 2024 was unfavorably impacted by a $29.3 million increase in inventory compared with a $6.4 million decrease in inventory in the prior comparable period, an $11.3 million decrease in accounts receivable compared with a $27.0 million decrease in accounts receivable in the prior comparable period, an $11.7 million decrease in accounts payable compared with a $1.8 million decrease in accounts payable in the prior comparable period, and a $4.8 million decrease in accrued payroll and incentives compared with a $1.6 million increase in accrued payroll and incentives in the prior comparable period.

Investing Activities

Cash used in investing activities decreased $27.4 million for the three months ended July 31, 2024 compared with the prior year comparable period. We paid $4.7 million for capital expenditures for the three months ended July 31, 2024, $27.4 million lower than the prior year comparable period primarily due to payments related to the Relocation in the prior year period.

We currently expect to spend $25.0 million to $30.0 million on capital expenditures in fiscal 2025.

Financing Activities

Cash provided by financing activities was $10.2 million for the three months ended July 31, 2024 compared with $6.6 million of cash used in financing activities for the three months ended July 31, 2023. Cash provided by financing activities during the three months ended July 31, 2024 was primarily the result of $30 million in borrowings under our revolving line of credit, partially offset by $12.9 million of share repurchases and $5.9 million in dividend distributions.

Finance Lease – We are a party to a material finance lease, the Missouri Lease which is a $46.2 million lease for the Missouri Distribution Center, that has an effective interest rate of approximately 5.0% and is payable in 240 monthly installments through fiscal 2039. The building is pledged to secure the amounts outstanding. With the completion of the Separation, we entered into the Missouri Sublease. In July 2022, we entered into an amendment to the Missouri Sublease, increasing the subleased space to 64.7% of the facility under the same terms as the Missouri Lease. As part of the Relocation, in January 2023, we entered into the Assignment and Assumption Agreement and the Amended and Restated Guaranty. We terminated the Missouri Sublease as of January 1, 2024. During the three months ended July 31, 2024, the finance lease liability relating to the Missouri Lease was reduced by $366,000 as a result of payments made by AOUT directly to the landlord. During the three months ended July 31, 2024, we recognized $878,000 of related income, of which $424,000 was recorded in general and administrative expenses and $454,000 was recorded in interest expense, net, in our condensed consolidated statements of operations.

Credit Facilities — We maintain an unsecured revolving line of credit with TD Bank, N.A. and other lenders, or the Lenders, which includes availability up to $100.0 million at any one time, or the Revolving Line. The Revolving Line provides for availability for general corporate purposes, with borrowings to bear interest at either the Base Rate or SOFR rate, plus an applicable margin based on our consolidated leverage ratio, as of July 31, 2024. The credit agreement also provides a swingline facility in the maximum amount of $5.0 million at any one time (subject to availability under the Revolving Line). Each Swingline Loan bears interest at the Base Rate, plus an applicable margin based on our consolidated leverage ratio. In response to a Springing Lien Triggering Event (as defined in the credit agreement), we would be required to enter into certain documents that create in favor of TD Bank, N.A., as administrative agent, and the lenders party to such documents as legal, valid, and enforceable first priority lien on the collateral described therein. Subject to the satisfaction of certain terms and conditions described in the credit agreement, we have an option to increase the Revolving Line by an aggregate amount not exceeding $50.0 million. The Revolving Line matures on the earlier of August 24, 2025, or the date that is six months in advance of the earliest maturity of any permitted notes under the credit agreement. On April 28, 2023, we amended our existing credit agreement to, among other things, replace LIBOR with SOFR as the interest rate benchmark and amend the definition of “Consolidated Fixed Charge Coverage Ratio” to exclude unfinanced capital expenditures in connection with the Relocation.

As of July 31, 2024, we had $70.0 million of borrowings outstanding on the Revolving Line, bearing interest at an average rate of 7.19%, which was equal to the SOFR rate plus an applicable margin.

The credit agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. We were in compliance with all debt covenants as of July 31, 2024.

Share Repurchase Programs — On September 19, 2023, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions through September 19, 2024. During fiscal 2024, we purchased 793,551 shares of our common stock for $10.2 million under this authorization. During the three months ended July 31, 2024, we repurchased 870,669 shares of our common stock for $12.9 million under this authorization. There were no common stock purchases during the three months ended July 31, 2023, nor were there any unfulfilled authorizations. On September 5, 2024, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions from September 20, 2024 through September 20, 2025.

Dividends — In June 2024, our Board of Directors authorized a regular quarterly dividend for stockholders of $0.13 per share. The current dividend will be for stockholders of record as of market close on September 19, 2024 and will be payable on October 3, 2024.

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

As of July 31, 2024, we had $35.5 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations for at least the next 12 months.

Other Matters

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant accounting policies are disclosed in Note 2 of the Notes to the Consolidated Financial Statements in our Fiscal 2024 Annual Report. The most significant areas involving our judgments and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2024 Annual Report, to which there have been no material changes. Actual results could differ from our estimates.

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements, if any, is discussed in Note 2—Basis of Presentation to our condensed consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended July 31, 2024, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2024, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, and cash flows as set forth under Part I, Item 1A “Risk Factors” of our 2024 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position, and cash flows. We are aware of no material changes to the Risk Factors discussed in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended July 31, 2024 (dollars in thousands, except per share data):

			Total # of Shares	Maximum Dollar
			Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total # of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share (1)	Programs (2)	or Programs
May 1 to May 31, 2024	81,865	$16.12	81,865	$38,467
June 1 to June 30, 2024	556,653	14.83	556,653	30,211
July 1 to July 31, 2024	232,151	14.05	232,151	26,949
Total	870,669	14.75	870,669

(1)
On September 19, 2023, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions through September 19, 2024. During fiscal 2024, we purchased 793,551 shares of our common stock for $10.2 million under this authorization. During the three months ended July 31, 2024, we repurchased 870,669 shares of our common stock for $12.9 million. On September 5, 2024, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions from September 20, 2024 through September 20, 2025.
(2)
The average price per share excludes fees paid to acquire the shares.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended July 31, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

INDEX TO EXHIBITS

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (immediately preceding the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH & WESSON BRANDS, INC. a Nevada corporation

Date: September 5, 2024	By:	/s/ Mark P. Smith
Mark P. Smith
President and Chief Executive Officer

Date: September 5, 2024	By:	/s/ Deana L. McPherson
Deana L. McPherson
Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary