Form 10-Q
period 2024-10-31
SMITH & WESSON BRANDS, INC.
filed 2024-12-05
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

The registrant had 44,002,703 shares of common stock, par value $0.001, outstanding as of December 3, 2024.

SMITH & WESSON BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended October 31, 2024 and 2023

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

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding plans to vacate the Deep River, Connecticut facility in December 2024 our current belief that there are no indications of impairment relating to assets being utilized at the Deep River facility; expected undiscounted cashflows, based on the Assignment and Assumption Agreement (as defined herein), for future periods; lease payments for all our operating and finance leases for future periods; our expectation that the unrecognized compensation expense related to unvested RSUs and PSUs will be recognized over a weighted average remaining contractual term of 1.6 years; our belief that the remaining claims asserted by Gemini (as defined herein) against us have no merit and our intention to aggressively defend against this action; our belief with respect to certain matters described in the Commitments and Contingencies - Litigation section that the allegations are unfounded and, in addition, that any incident and any results from them or any injuries were due to negligence or misuse of the firearm by the claimant or a third party; our belief that our accruals for product liability cases and claims are a reasonable quantitative measure of the cost to us of product liability cases and claims; our belief that an unfavorable outcome or prolonged litigation could harm our business; our belief that we are vigorously defending ourselves in lawsuits to which we are subject; our conclusion that we are unable to reasonably estimate the probability or the estimated range of reasonably possible losses related to material adverse judgments related to such lawsuits and our determination not to accrue for and judgments in such lawsuits; our belief that we have provided adequate accruals for defense costs; our intention, in connection with our new facility in Maryville, Tennessee, to incur, or cause to be incurred, no less than $120.0 million in aggregate capital expenditures on or before December 31, 2025, create no less than 620 new jobs, and sustain an average hourly wage of at least $25.97 at the facility; our expectation, when adding the cost of machinery and equipment, to spend between $165.0 million and $170.0 million through the end of fiscal 2025; our belief that inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results; our expectation that our inventory levels will decline during the remainder of the fiscal year; our expectation for capital expenditures in fiscal 2025; factors affecting our future capital requirements; availability of equity or debt financing on acceptable terms, if at all; the record date and payment date for our dividend; and our belief that our existing capital resources and credit facilities will be adequate to fund our operations for the next 12 months. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q reflect our views as of the date hereof about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among others, economic, political, social, legislative, regulatory, inflationary, and health factors; the results of the 2024 elections; the potential for increased regulation of firearms and firearm-related products; actions of social activists that could have an adverse effect on our business; the impact of lawsuits; the demand for our products; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; our competitive environment; the supply, availability, and costs of raw materials and components; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to effectively manage and execute the Relocation; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; our penetration rates in new and existing markets; our strategies; our ability to maintain and enhance brand recognition and reputation; our ability to introduce new products; the success of new products; our ability to expand our markets; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2024, or the Fiscal 2024 Form 10-K.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	October 31, 2024	April 30, 2024
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$39,093	$60,839
Accounts receivable, net of allowances for credit losses of $5 on October 31, 2024 and $0 on April 30, 2024	52,707	59,071
Inventories	196,035	160,500
Prepaid expenses and other current assets	10,112	4,973
Income tax receivable	8,120	2,495
Total current assets	306,067	287,878
Property, plant, and equipment, net	244,452	252,633
Intangibles, net	2,523	2,598
Goodwill	19,024	19,024
Deferred income taxes	7,249	7,249
Other assets	8,128	8,614
Total assets	$587,443	$577,996
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,627	$41,831
Accrued expenses and deferred revenue	29,979	26,811
Accrued payroll and incentives	13,198	17,147
Accrued profit sharing	892	9,098
Accrued warranty	1,485	1,813
Total current liabilities	77,181	96,700
Notes and loans payable (Note 3)	98,994	39,880
Finance lease payable, net of current portion	34,578	35,404
Other non-current liabilities	7,625	7,852
Total liabilities	218,378	179,836
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 75,677,848 issued and 44,219,627 shares outstanding on October 31, 2024 and 75,395,490 shares issued and 45,561,569 shares outstanding on April 30, 2024	76	75
Additional paid-in capital	293,362	289,994
Retained earnings	531,000	540,660
Accumulated other comprehensive income	73	73
Treasury stock, at cost (31,458,221 shares on October 31, 2024 and 29,833,921 shares on April 30, 2024)	(455,446)	(432,642)
Total stockholders’ equity	369,065	398,160
Total liabilities and stockholders' equity	$587,443	$577,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2024	2023	2024	2023
	(In thousands, except per share data)
Net sales	$129,679	$124,958	$218,013	$239,201
Cost of sales	95,133	93,192	159,276	177,034
Gross profit	34,546	31,766	58,737	62,167
Operating expenses:
Research and development	2,221	1,724	4,736	3,522
Selling, marketing, and distribution	9,574	10,952	19,411	20,993
General and administrative	15,779	15,322	29,480	29,536
Total operating expenses	27,574	27,998	53,627	54,051
Operating income	6,972	3,768	5,110	8,116
Other (expense)/income, net:
Other (expense)/income, net	(5)	141	(11)	188
Interest expense, net	(1,419)	(646)	(2,152)	(492)
Total other expense, net	(1,424)	(505)	(2,163)	(304)
Income from operations before income taxes	5,548	3,263	2,947	7,812
Income tax expense	1,414	765	921	2,196
Net income	$4,134	$2,498	$2,026	$5,616
Net income per share:
Basic - net income	$0.09	$0.05	$0.05	$0.12
Diluted - net income	$0.09	$0.05	$0.04	$0.12
Weighted average number of common shares outstanding:
Basic	44,523	45,977	44,922	46,042
Diluted	44,935	46,361	45,404	46,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at July 31, 2023	75,184	$75	$284,176	$520,766	$73	29,040	$(422,375)	$382,715
Stock-based compensation	—	—	1,484	—	—	—	—	1,484
Shares issued under employee stock purchase plan	83	—	722	—	—	—	—	722
Issuance of common stock under restricted stock unit awards, net of shares surrendered	56	—	(41)	—	—	—	—	(41)
Repurchase of treasury stock	—	—	—	—	—	646	(8,294)	(8,294)
Unpaid dividend accrued	—	—	—	(38)	—	—	—	(38)
Dividends issued ($0.12 per common share)	—	—	—	(5,544)	—	—	—	(5,544)
Net income	—	—	—	2,498	—	—	—	2,498
Balance at October 31, 2023	75,323	$75	$286,341	$517,682	$73	29,686	$(430,669)	$373,502

Balance at April 30, 2023	75,029	$75	$283,666	$523,184	$73	29,040	$(422,375)	$384,623
Stock-based compensation	—	—	2,759	—	—	—	—	2,759
Shares issued under employee stock purchase plan	83	—	722	—	—	—	—	722
Issuance of common stock under restricted stock unit awards, net of shares surrendered	211	—	(806)	—	—	—	—	(806)
Repurchase of treasury stock	—	—	—	—	—	646	(8,294)	(8,294)
Unpaid dividend accrued	—	—	—	(38)	—	—	—	(38)
Dividends issued ($0.24 per common share)	—	—	—	(11,080)	—	—	—	(11,080)
Net income	—	—	—	5,616	—	—	—	5,616
Balance at October 31, 2023	75,323	$75	$286,341	$517,682	$73	29,686	$(430,669)	$373,502

Balance at July 31, 2024	75,552	$76	$290,790	$532,647	$73	30,705	$(445,600)	$377,986
Stock-based compensation	—	—	1,869	—	—	—	—	1,869
Shares issued under employee stock purchase plan	68	—	749	—	—	—	—	749
Issuance of common stock under restricted stock unit awards, net of shares surrendered	58	—	(46)	—	—	—	—	(46)
Repurchase of treasury stock	—	—	—	—	—	753	(9,846)	(9,846)
Unpaid dividend accrued	—	—	—	(14)	—	—	—	(14)
Dividends issued ($0.13 per common share)	—	—	—	(5,767)	—	—	—	(5,767)
Net income	—	—	—	4,134	—	—	—	4,134
Balance at October 31, 2024	75,678	$76	$293,362	$531,000	$73	31,458	$(455,446)	$369,065

Balance at April 30, 2024	75,395	$75	$289,994	$540,660	$73	29,834	$(432,642)	$398,160
Stock-based compensation	—	—	3,722	—	—	—	—	3,722
Shares issued under employee stock purchase plan	68	—	749	—	—	—	—	749
Issuance of common stock under restricted stock unit awards, net of shares surrendered	215	1	(1,103)	—	—	—	—	(1,102)
Repurchase of treasury stock	—	—	—	—	—	1,624	(22,804)	(22,804)
Unpaid dividend accrued	—	—	—	(34)	—	—	—	(34)
Dividends issued ($0.26 per common share)	—	—	—	(11,652)	—	—	—	(11,652)
Net income	—	—	—	2,026	—	—	—	2,026
Balance at October 31, 2024	75,678	$76	$293,362	$531,000	$73	31,458	$(455,446)	$369,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended October 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$2,026	$5,616
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	16,261	17,327
(Gain)/loss on sale/disposition of assets	(139)	682
Provision for losses/(recoveries) on notes and accounts receivable	—	(1)
Stock-based compensation expense	3,722	2,759
Changes in operating assets and liabilities:
Accounts receivable	6,364	(4,619)
Inventories	(35,535)	13,827
Prepaid expenses and other current assets	(5,139)	(4,953)
Income taxes	(5,625)	(5,178)
Accounts payable	(10,135)	14,682
Accrued payroll and incentives	(3,949)	1,324
Accrued profit sharing	(8,206)	(6,699)
Accrued expenses and deferred revenue	2,212	2,859
Accrued warranty	(328)	(92)
Other assets	486	397
Other non-current liabilities	(227)	(175)
Net cash (used in)/provided by operating activities	(38,212)	37,756
Cash flows from investing activities:
Payments to acquire patents and software	(112)	(125)
Proceeds from sale of property and equipment	237	45
Payments to acquire property and equipment	(8,004)	(66,983)
Net cash used in investing activities	(7,879)	(67,063)
Cash flows from financing activities:
Proceeds from loans and notes payable	60,000	50,000
Cash paid for debt issuance costs	(941)	—
Payments on finance lease obligation	(89)	(681)
Payments on notes and loans payable	—	(10,000)
Payments to acquire treasury stock	(22,620)	(8,212)
Dividend distribution	(11,652)	(11,080)
Proceeds to acquire common stock from employee stock purchase plan	749	722
Payment of employee withholding tax related to restricted stock units	(1,102)	(806)
Net cash provided by financing activities	24,345	19,943
Net decrease in cash and cash equivalents	(21,746)	(9,364)
Cash and cash equivalents, beginning of period	60,839	53,556
Cash and cash equivalents, end of period	$39,093	$44,192
Supplemental disclosure of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$2,353	$1,725
Income taxes	$6,785	$7,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Supplemental Disclosure of Non-cash Investing Activities:

	For the Six Months Ended October 31,
	2024	2023
	(In thousands)
Purchases of property and equipment included in accounts payable	$2,394	$8,826
Capital lease included in accrued expenses and finance lease payable	528	694

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2024 and 2023

(1) Organization:

We are one of the world’s leading manufacturers and designers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, pistol caliber carbines, and lever action rifles), handcuffs, firearm suppressors, and other firearm-related products for sale to a wide variety of customers, including firearm enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our products under the Smith & Wesson and Gemtech brands. We manufacture our products at our facilities in Springfield, Massachusetts; Houlton, Maine; Deep River, Connecticut; and Maryville, Tennessee. We also sell our manufacturing services to other businesses to attempt to level-load our factories. We sell those services under our Smith & Wesson and Smith & Wesson Precision Components brands. During fiscal 2024, we began manufacturing and distribution activities from our new Maryville facility. During the quarter ended October 31, 2024, we discontinued operations at our Connecticut facility in anticipation of vacating the premises in December 2024. See Note 8 — Commitments and Contingencies and Note 9 — Restructuring for more information.

(2) Basis of Presentation:

Interim Financial Information – The condensed consolidated balance sheet as of October 31, 2024, the condensed consolidated statements of income for the three and six months ended October 31, 2024 and 2023, the condensed consolidated statements of changes in stockholders’ equity for the three and six months ended October 31, 2024 and 2023, and the condensed consolidated statements of cash flows for the six months ended October 31, 2024 and 2023 have been prepared by us without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows for the three and six months ended October 31, 2024 and for the periods presented, have been included. All intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2024 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Fiscal 2024 Form 10-K. The results of operations for the three and six months ended October 31, 2024 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2025, or any other period.

Recently Issued Accounting Standards – In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update ("ASU") No. 2023-07, Improvements to Reportable Segment Disclosures, which requires incremental disclosures about an entity’s reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The new guidance requires disclosure of significant segment expenses that are (1) regularly provided to (or easily computed from information regularly provided to) the chief operating decision maker and (2) included in the reported measure of segment profit or loss. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. This update is effective for fiscal years beginning after December 15, 2023, and should be adopted retrospectively unless impracticable. This update will be effective for us, beginning with our Annual Report on Form 10-K for the fiscal year ending April 30, 2025 and interim periods thereafter. We are currently evaluating the impact, if any, that the adoption of this standard will have on financial disclosures.

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which requires entities to disclose, in the notes to financial statements, specified information about certain costs and expenses included in each relevant expense caption presented on the face of the income statement. Entities will also be required to disclose qualitative descriptions of the amounts

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2024 and 2023

remaining in relevant expense captions that are not separately disaggregated quantitatively. Entities will need to disclose the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. Entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance is effective for annual periods beginning after December 15, 2026, or fiscal 2028 for us. We are currently evaluating the impact that the adoption of this standard will have on financial disclosures.

(3) Notes and Loans Payable:

Credit Facilities — On August 24, 2020, we and certain of our subsidiaries entered into an amended and restated credit agreement, or the Amended and Restated Credit Agreement, with certain lenders, including TD Bank, N.A., as administrative agent; TD Securities (USA) LLC and Regions Bank, as joint lead arrangers and joint bookrunners; and Regions Bank, as syndication agent. The Amended and Restated Credit Agreement provided for a revolving line of credit of $100.0 million at any one time. On April 28, 2023, we entered into an amendment to the Amended and Restated Credit Agreement to, among other things, replace LIBOR with SOFR as the interest rate benchmark and amend the definition of “Consolidated Fixed Charge Coverage Ratio” to exclude unfinanced capital expenditures in connection with the Relocation. The revolving line bore interest at either the Base Rate (as defined in the Amended and Restated Credit Agreement) or the SOFR rate, plus an applicable margin based on our consolidated leverage ratio.

On October 3, 2024, we and certain of our subsidiaries entered into an amended and restated credit agreement, or the Second Amended and Restated Credit Agreement, with certain lenders, including TD Bank, N.A., as administrative agent; TD Securities (USA) LLC and Regions Bank, as joint lead arrangers and joint bookrunners; and Regions Bank, as syndication agent. The Second Amended and Restated Credit Agreement amended and restated the Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement is currently unsecured; however, should any Springing Lien Trigger Event (as defined in the Second Amended and Restated Credit Agreement) occur, we and certain of our subsidiaries would be required to execute certain documents in favor of TD Bank, N.A., as administrative agent, and the lenders party to such documents would have a legal, valid, and enforceable first priority lien on the collateral described therein.

The Second Amended and Restated Credit Agreement provides for a revolving line of credit of $175.0 million at any one time, or the Revolving Line. The Revolving Line bears interest at either the Base Rate (as defined in the Second Amended and Restated Credit Agreement) or the SOFR rate, plus an applicable margin based on our consolidated leverage ratio. The Second Amended and Restated Credit Agreement also provides a swingline facility in the maximum amount of $5.0 million at any one time (subject to availability under the Revolving Line). Each Swingline Loan (as defined in the Second Amended and Restated Credit Agreement) bears interest at the Base Rate, plus an applicable margin based on our Adjusted Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement). Subject to the satisfaction of certain terms and conditions described in the Second Amended and Restated Credit Agreement, we have an option to increase the Revolving Line by an aggregate amount not exceeding $50.0 million. The Revolving Line matures on the earlier of October 3, 2029 or the date that is six months in advance of the earliest maturity of any Permitted Notes (as defined in the Second Amended and Restated Credit Agreement) under the Second Amended and Restated Credit Agreement.

As of October 31, 2024, we had $100.0 million of borrowings outstanding on the Revolving Line, bearing interest at a weighted average rate of 6.92%, which is equal to the SOFR rate plus an applicable margin.

The Second Amended and Restated Credit Agreement contains customary limitations, including limitations on indebtedness, liens, fundamental changes to business or organizational structure, investments, loans, advances, guarantees, and acquisitions, asset sales, dividends, stock repurchases, stock redemptions, and the redemption or prepayment of other debt, and transactions with affiliates. We are also subject to financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of October 31, 2024, we were compliant with all required financial covenants.

Letters of Credit — At October 31, 2024, we had outstanding letters of credit aggregating $2.7 million, which included a $1.5 million letter of credit to collateralize our captive insurance company.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2024 and 2023

(4) Fair Value Measurement:

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $39.1 million and $60.8 million as of October 31, 2024 and April 30, 2024, respectively. The carrying value of our revolving line of credit approximated the fair value as of October 31, 2024. We utilized Level 1 of the value hierarchy to determine the fair values of these assets and liabilities.

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

We did not have any Level 2 or Level 3 financial assets or liabilities as of October 31, 2024.

(5) Inventories:

The following table sets forth a summary of inventories, stated at lower of cost or net realizable value, as of October 31, 2024 and April 30, 2024 (in thousands):

	October 31, 2024	April 30, 2024
Finished goods	$119,225	$83,337
Finished parts	55,870	56,282
Work in process	8,890	8,033
Raw material	12,050	12,848
Total inventories	$196,035	$160,500

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2024 and 2023

(6) Accrued Expenses and Deferred Revenue:

The following table sets forth other accrued expenses as of October 31, 2024 and April 30, 2024 (in thousands):

	October 31, 2024	April 30, 2024
Accrued professional fees	$5,603	$4,925
Accrued taxes other than income	5,479	5,838
Accrued settlement	3,270	3,200
Accrued employee benefits	2,752	2,742
Accrued distributor incentives	2,600	1,687
Current portion of finance lease obligation	1,631	1,564
Accrued rebates and promotions	1,472	1,485
Current portion of operating lease obligation	430	947
Accrued other	6,742	4,423
Total accrued expenses and deferred revenue	$29,979	$26,811

(7) Stockholders’ Equity:

Treasury Stock

On September 19, 2023, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions through September 19, 2024, or the 2023 Authorization. During fiscal 2024, we purchased 793,551 shares of our common stock for $10.2 million under the 2023 Authorization. During fiscal 2025, we have purchased 1,531,763 shares of our common stock for $21.4 million under the 2023 Authorization. The 2023 Authorization expired on September 19, 2024. On September 5, 2024, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions from September 20, 2024 through September 20, 2025, or the 2024 Authorization. As of October 31, 2024, we had repurchased 92,537 shares of our common stock for $1.2 million under the 2024 Authorization.

During the three months ended October 31, 2024, we repurchased a total of 753,631 shares of our common stock for $9.8 million. During the six months ended October 31, 2024, we repurchased a total of 1,624,300 shares of our common stock for $22.6 million. During the three and six months ended October 31, 2023, we repurchased a total of 645,770 shares of our common stock for $8.2 million.

Earnings per Share

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended October 31, 2024 and 2023 (in thousands, except per share data):

	For the three months ended October 31,
	2024			2023
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$4,134	44,523	$0.09	$2,498	45,977	$0.05
Effect of dilutive stock awards	—	412	—	—	384	—
Diluted earnings	$4,134	44,935	$0.09	$2,498	46,361	$0.05

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2024 and 2023

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the six months ended October 31, 2024 and 2023 (in thousands, except per share data):

	For the six months ended October 31,
	2024			2023
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$2,026	44,922	$0.05	$5,616	46,042	$0.12
Effect of dilutive stock awards	—	482	(0.01)	—	416	—
Diluted earnings	$2,026	45,404	$0.04	$5,616	46,458	$0.12

For the three months ended October 31, 2024 and 2023, there were 16,328 shares and 15,719 shares, respectively, excluded from the computation of diluted earnings because the effect would be antidilutive. For the six months ended October 31, 2024 and 2023, there were 18,587 and 18,028, respectively, shares excluded from the computation of diluted earnings because the effect would be antidilutive.

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

The total stock-based compensation expense, including purchases under our ESPP and grants of RSUs and performance-based RSUs, or PSUs, under the Incentive Stock Plans, was $3.7 million and $2.8 million for the six months ended October 31, 2024 and 2023, respectively. We include stock-based compensation expense in cost of sales, sales, marketing, and distribution, research and development, and general and administrative expenses.

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

During the six months ended October 31, 2024, we granted an aggregate of 455,485 RSUs, including 257,937 RSUs to non-executive officer employees, 142,882 RSUs to our executive officers, and 54,666 RSUs to our directors. During the six months ended October 31, 2024, we granted 142,878 PSUs to certain of our executive officers. During the six months ended October 31, 2024, we cancelled 63,469 PSUs as a result of the failure to satisfy the performance metrics and 28,575 RSUs as a result of the service conditions not being met. In connection with the vesting of RSUs, during the six months ended October 31, 2024, we delivered common stock to our employees (including our executive officers), former employees, and directors, with a total market value of $4.5 million.

During the six months ended October 31, 2023, we granted an aggregate of 357,357 RSUs, including 180,814 RSUs to non-executive officer employees, 117,724 RSUs to our executive officers, and 58,819 RSUs to our directors. During the six months ended October 31, 2023, we granted 176,583 PSUs to certain of our executive officers. During the six months ended October 31, 2023, we cancelled 158,100 PSUs as a result of the failure to satisfy the performance metric and 13,287 RSUs as a result of the service conditions not being met. In connection with the vesting of RSUs, during the six months ended October 31, 2023, we delivered common stock to our employees (including our executive officers), former employees, and directors with a total market value of $6.5 million. In connection with a 2019 grant, which vested in fiscal 2023, we delivered market-condition PSUs to certain of our executive officers and a former executive officer with a total market value of $664,000.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2024 and 2023

A summary of activity for unvested RSUs and PSUs for the six months ended October 31, 2024 and 2023 is as follows:

	For the Six Months Ended October 31,
	2024		2023
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	1,000,347	$13.45	932,705	$13.14
Awarded	598,363	15.88	533,940	12.07
Released	(281,752)	13.10	(276,977)	11.43
Forfeited	(92,044)	18.70	(171,387)	10.69
RSUs and PSUs outstanding, end of period	1,224,914	14.32	1,018,281	13.47

As of October 31, 2024, there was $8.0 million of unrecognized compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average remaining contractual term of 1.6 years.

(8) Commitments and Contingencies:

Litigation

In January 2018, Gemini Technologies, Incorporated, or Gemini, commenced an action against us in the U.S. District Court for the District of Idaho, or the District Court. The complaint alleges, among other things, that we breached the earn-out and other provisions of the asset purchase agreement and ancillary agreements between the parties in connection with our acquisition of the Gemtech business from Gemini. The complaint seeks a declaratory judgment interpreting various terms of the asset purchase agreement and damages in the sum of $18.6 million. In November 2019, we filed an answer to Gemini’s complaint and a counterclaim against Gemini and its stockholders at the time of the signing of the asset purchase agreement. Plaintiffs amended their complaint to add a claim of fraud in the inducement. In September 2021, Gemini filed a motion for summary judgment seeking to dismiss our counterclaim. In June 2022, the District Court denied Gemini's motion for summary judgment. Gemini filed a second motion for summary judgment, and in August 2023, the District Court again denied Gemini’s motion. In November 2023, we entered into a settlement agreement with plaintiffs on the indemnity and counterclaims. On the same day, plaintiffs filed a motion for leave, seeking to file a second amended complaint. On January 31, 2024, the District Court allowed plaintiffs’ amended allegations of fraud, and denied without prejudice their motion to add punitive damages. On February 9, 2024, the District Court set a trial date for January 6, 2025. On August 7, 2024, the District Court issued a 45-day stay of the case and vacated the January 6, 2025 trial date. On September 25, 2024, the District Court entered an order granting an additional 45-day stay of the case. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action.

We are a defendant in two product liability cases and are aware of seven other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed in August 1999 by the city of Gary, Indiana, or the City, against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. In January 2018, the Lake Superior Court, County of Lake, Indiana granted defendants’ Motion for Judgment on the Pleadings, dismissing the case in its entirety. In February 2018, plaintiffs appealed the dismissal to the Indiana Court of Appeals. In May 2019, the Indiana Court of Appeals issued a decision, which affirmed in part and reversed in part, and remanded for further proceedings, the trial court’s dismissal of the City’s complaint. In July 2019, defendants filed a Petition to Transfer jurisdiction to the Indiana Supreme Court. In November 2019, the Indiana Supreme Court denied defendants' petition to transfer, and the case was returned to the trial court. On March 15, 2024, IC 34-12-3.5 was signed into law. This law purported to prohibit political subdivisions in Indiana from bringing certain legal actions against certain firearm industry members and to apply to actions or suits filed before, after, or on August 27, 1999. On March 18, 2024, defendants filed a joint motion for judgment on the pleadings based on the new law. On May 17, 2024, plaintiffs filed an opposition to defendants' motion for judgment on the pleadings. On August 12, 2024, the trial court denied defendants’ joint motion for judgment on the pleadings. On October 16, 2024, the trial court stayed the trial court proceedings pending an interlocutory appeal with the Indiana Court of Appeals. We believe the claims asserted in the complaint are without merit and intend to aggressively defend this action.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2024 and 2023

We are a defendant in a putative class proceeding before the Ontario Superior Court of Justice in Toronto, Canada that was filed in December 2019. The action claims CAD$50 million in aggregate general damages, CAD$100 million in aggregate punitive damages, special damages in an unspecified amount, together with interest and legal costs. The named plaintiffs are two victims of a shooting that took place in Toronto in July 2018 and their family members. One victim was shot and injured during the shooting. The other victim suffered unspecified injuries while fleeing the shooting. The plaintiffs sought to certify a claim on behalf of classes that include all persons who were killed or injured in the shooting and their immediate family members. The plaintiffs allege negligent design and public nuisance. The case has not been certified as a class action. In July 2020, we filed a Notice of Motion for an order striking the claim and dismissing the action in its entirety. In February 2021, the court granted our motion in part, and dismissed the plaintiffs’ claims in public nuisance and strict liability. The court declined to strike the negligent design claim and ordered that the claim proceed to a certification motion. In March 2021, we filed a motion for leave to appeal the court’s refusal to strike the negligent design claim with the Divisional Court, Ontario Superior Court of Justice. In July 2021, plaintiffs filed a motion to stay our motion for leave to appeal with the Divisional Court, on grounds that appeal is premature. In November 2021, the Divisional Court granted plaintiffs' motion, staying our motion for leave to appeal until 30 days after the decision on the balance of plaintiffs' certification motion. A hearing on plaintiffs’ certification motion was held in January 2024. On March 5, 2024, the court denied the plaintiffs' motion for class certification. Three appeals have been filed, all of which will be heard together in the Court of Appeal for Ontario: (1) our appeal from the dismissal of our motion to strike the negligent design claim; (2) the plaintiffs’ appeal from the order striking out their public nuisance and strict liability claims; and, (3) the plaintiffs’ appeal from the order dismissing their certification motion. On August 6, 2024, we filed our motion regarding our appeal from the dismissal of our motion to strike the negligent design claim and plaintiffs filed their motion regarding their appeal from the order striking out their public nuisance and strict liability claims and their appeal from the order dismissing their certification motion. The Court of Appeals for Ontario is scheduled to hear the appeals together on December 9, 2024.

In May 2020, we were named in an action related to the Chabad of Poway synagogue shooting that took place in April 2019. The complaint was filed in the Superior Court of the State of California for the County of San Diego – Central, and asserts claims against us for product liability, unfair competition, negligence, and public nuisance. The plaintiffs allege they were present at the synagogue on the day of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory and punitive damages, attorneys’ fees, and injunctive relief. In September 2020, we filed a demurrer and motion to strike, seeking to dismiss plaintiffs’ complaint. In July 2021, the court granted our motion in part, and reversed it in part, ruling that (1) the Protection of Lawful Commerce in Arms Act barred plaintiffs’ product liability action; (2) plaintiffs did not have standing to maintain an action under the Unfair Competition Law for personal injury related damages, but gave plaintiffs leave to amend to plead an economic injury; and (3) the Protection of Lawful Commerce in Arms Act did not bar plaintiffs’ ordinary negligence and public nuisance actions because plaintiffs had alleged that we violated 18 U.S.C. Section 922(b)(4), which generally prohibits the sale of fully automatic “machineguns.” In August 2021, we filed a Petition for Writ of Mandate in the Court of Appeal of the State of California, Fourth Appellate District, Division One. In September 2021, the Court of Appeal denied our appeal. In February 2022, the court consolidated the case with three related cases, in which we are not a party. In March 2022, the court granted our motion, dismissing plaintiffs’ Unfair Competition Law claim, without further leave to amend. On February 28, 2023, we filed a motion for summary judgment. On May 19, 2023, the court denied our motion for summary judgment without prejudice and allowed plaintiffs time for additional discovery. A hearing on our renewed motion for summary judgment was held on October 11, 2024. Discovery is ongoing. On December 2, 2024, the court granted our renewed motion for summary judgment.

We are a defendant in an action filed in the U.S. District Court for the District of Massachusetts. In August 2021, the Mexican Government filed an action against several U.S.-based firearms manufacturers and a firearms distributor, claiming defendants design, market, distribute, and sell firearms in ways they know routinely arm the drug cartels in Mexico. Plaintiff alleges, among other claims, negligence, public nuisance, design defect, unjust enrichment and restitution against all defendants and violation of the Massachusetts Consumer Protection Act against us alone, and is seeking monetary damages and injunctive relief. In November 2021, defendants filed motions to dismiss plaintiff's complaint. In September 2022, the district court granted defendants’ motions to dismiss. In October 2022, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the First Circuit. On January 22, 2024, the First Circuit reversed the trial court’s dismissal of the case. On April 18, 2024, defendants filed a Petition for a Writ of Certiorari with the U.S. Supreme Court. On August 7, 2024, the district court dismissed the case against six of the eight defendants in the suit (excluding us) based on personal jurisdiction grounds. On October 4, 2024, the U.S Supreme Court granted defendants’ Petition for Writ of Certiorari. On October 31, 2024, the district court issued an order staying the case in its entirety pending the U.S. Supreme Court’s review of the case.

In September 2022, we were named as defendants in 12 nearly identical, separate actions related to a shooting in Highland Park, Illinois on July 4, 2022. The complaints were filed in the Circuit Court of the Nineteenth Judicial Circuit in Lake County, Illinois and assert claims against us for negligence and deceptive and unfair practices under the Illinois Consumer Fraud and Deceptive Business Practices Act. The plaintiffs allege they were present at a parade at the time of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory damages, attorneys’ fees, and injunctive relief. We filed motions for removal of each case to the U.S. District Court for the Northern District of Illinois. In November 2022, we filed a motion to consolidate the cases for preliminary motion

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2024 and 2023

purposes. In December 2022, plaintiffs filed motions to remand the cases back to the state court. In September 2023, the court granted plaintiffs’ motion to remand. In October 2023, we filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. In March 2024, three new suits were filed in the Circuit Court of Lake County, Illinois. On April 8, 2024, the Seventh Circuit affirmed the remand decision. On May 10, 2024, plaintiffs filed a motion for attorneys’ fees incurred as a result of removal. On May 17, 2024, we filed an opposition to plaintiffs’ motion. No decision has been issued to date. In June and July 2024, the district court remanded the 12 separate actions to state court, with some plaintiffs amending their complaints to remove references to violations of federal law and asserting additional claims against us, including claims alleging violation of the Illinois Uniform Deceptive Trade Practices Act, negligent and intentional infliction of emotional distress, and negligent entrustment. We were also named in 13 additional separate cases against us in the same state court during the same time period, largely raising similar allegations against us as in the initial and amended complaints. On July 17, 2024, the trial court consolidated all cases for purposes of motions to dismiss and discovery. On September 16, 2024, defendants filed their motions to dismiss plaintiffs’ 25 separate complaints.

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

In March 2022, two plaintiffs, on behalf of a proposed class of current and former employees and temporary workers who worked at our Springfield facility from November 2018 to the present, filed a claim alleging non-payment of wages and overtime in violation of the Massachusetts Wage Act and Massachusetts Fair Wage Act. The parties have reached a settlement agreement, which was preliminarily approved by the court on March 15, 2024. On September 17, 2024, the trial court judge entered an order granting final approval of the settlement.

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

We were also involved in a putative stockholder derivative lawsuit filed on December 5, 2023 in the Eighth Judicial District Court, Clark County, Nevada. The action was brought by plaintiffs seeking to act on our behalf against our directors and certain of our executive officers. The complaint alleged breach of fiduciary duties by knowingly allowing us to become exposed to significant liability for intentionally violating federal, state, and local laws through our manufacturing, marketing, and sale of “AR-15 style rifles." The derivative plaintiffs sought damages on our behalf from the individual defendants, as well as reforms and improvements to our compliance procedures and governance policies. On March 19, 2024, the court granted our motion to require security pursuant to Nevada law. On May 6, 2024, the court dismissed plaintiffs’ action without prejudice for failing to post a bond pursuant to the court’s order. On July 10 and 11, 2024, plaintiffs filed a notice of appeal of the order of dismissal without prejudice and case appeal statement, respectively. On July 25, 2024, plaintiffs filed a notice of posting of bond on appeal. On November 21, 2024, the Nevada Supreme Court issued an order dismissing the appeal, pursuant to the stipulation of the parties.

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

For the Three and Six Months Ended October 31, 2024 and 2023

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

On February 2, 2023, we entered into a design-build agreement with The Christman Company, or Christman, related to the construction of our Maryville facility, or the Construction Contract. The Construction Contract has an effective date of September 13, 2021 and incorporates the arrangements under which we and Christman have been proceeding. Pursuant to the Construction Contract, Christman is obligated to deliver certain services, including, among others, design phase services and construction phase services, and we are obligated to pay Christman for services performed. The parties to the Construction Contract agreed that Christman will perform and complete the Work (as defined therein) on a cost-plus basis for a guaranteed minimum price of $114.5 million, including contingencies. When adding the cost of machinery and equipment, we expect to spend between $165.0 million and $170.0 million through the end of fiscal 2025. Through October 31, 2024, we had incurred $158.0 million of capital expenditures related to the Relocation. The Construction Contract includes terms that are customary for contracts of this type, including with respect to indemnification and insurance. The Construction Contract lists certain contract milestones and guaranteed completion dates, and we will be entitled to liquidated damages under certain circumstances. Each party to the Construction Contract is entitled to terminate the Construction Contract under certain circumstances.

During the six months ended October 31, 2023, we determined that we would have no use for certain distribution equipment in our Missouri Distribution Center and could not fully recover the net book value of such equipment. Therefore, we recorded an impairment of $1.9 million during that period. In connection with the Assignment and Assumption Agreement, we vacated the Missouri Distribution Center effective January 1, 2024 and sold assets we could no longer utilize to AOUT at their remaining net book value of $2.9 million, relocating all remaining assets to our Maryville facility.

In addition, we relocated a portion of our plastic injection molding operations to the Maryville facility. As of October 31, 2024, the plastic injection molding machinery and equipment was being utilized in our Deep River facility had been relocated to the Maryville facility, or had been disposed. We do not believe there are any indications of impairment relating to assets being utilized at the Deep River facility.

(9) Restructuring:

As a result of the Relocation, $488,000 and $2.1 million of restructuring charges were recorded in the three months ended October 31, 2024 and 2023, respectively, and $428,000 and $6.0 million of restructuring charges were recorded in the six months ended October 31, 2024 and 2023, respectively.

The following table summarizes restructuring charges by line item for the three and six months ended October 31, 2024 and 2023 (in thousands):

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2024 and 2023

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2024	2023	2024	2023
Cost of sales	$345	$409	$361	$1,312
Selling, marketing, and distribution	51	774	81	2,969
General and administrative	92	878	(14)	1,692
Total restructuring charges, net	$488	$2,061	$428	$5,973

The components of the restructuring charges recorded in our condensed consolidated statements of income were as follows (in thousands):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2024	2023	2024	2023
Severance and employee-related benefits (a)	$(301)	$(49)	$(609)	$881
Relocation (a)	200	210	261	447
Public relations	—	922	—	922
Freight	—	199	—	199
Consulting services	571	246	707	456
Employee relations	18	469	69	926
Office rent and equipment	—	64	—	2,142
Total restructuring charges, net	$488	$2,061	$428	$5,973

a)
Recorded in accrued payroll and incentives.

The following table summarizes the activity in the severance and employee-related benefits and relocation accruals for the six months ended October 31, 2024 (in thousands):

	Severance and employee-related benefits	Relocation	Total (a)
Accrual at April 30, 2024	$5,527	$828	$6,355
Charges	(609)	261	(348)
Cash payments and settlements	(1,457)	(668)	(2,125)
Accrual at October 31, 2024	$3,461	$421	$3,882

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

Second Quarter Fiscal 2025 Highlights

Our operating results for the three months ended October 31, 2024 included the following:

•
Net sales were $129.7 million, an increase of $4.7 million, or 3.8%, from the comparable quarter last year.
•
Gross margin was 26.6% compared with gross margin of 25.4% for the comparable quarter last year.
•
Net income was $4.1 million, or $0.09 per diluted share, compared with $2.5 million, or $0.05 per diluted share, for the comparable quarter last year.

During the three months ended October 31, 2024, we purchased 753,631 shares of our common stock for $9.8 million.

Our operating results for the six months ended October 31, 2024 included the following:

•
Net sales were $218.0 million, a decrease of $21.2 million, or 8.9%, from the comparable period last year.
•
Gross margin was 26.9% compared with gross margin of 26.0% for the comparable period last year.
•
Net income was $2.0 million, or $0.04 per diluted share, compared with $5.6 million, or $0.12 per diluted share, for the comparable period last year.

During the six months ended October 31, 2024, we purchased 1,624,300 shares of our common stock for $22.6 million.

Results of Operations

Net Sales and Gross Profit – For the Three Months Ended October 31, 2024

The following table sets forth certain information regarding net sales and gross profit for the three months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Handguns	$93,810	$88,347	$5,463	6.2%
Long guns	25,132	28,120	(2,988)	-10.6%
Other products & services	10,737	8,491	2,246	26.5%
Total net sales	$129,679	$124,958	$4,721	3.8%
Cost of sales	95,133	93,192	1,941	2.1%
Gross profit	$34,546	$31,766	$2,780	8.8%
% of net sales (gross margin)	26.6%	25.4%

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended October 31, 2024 and 2023 (units in thousands):

Total Units Shipped	2024	2023	# Change	% Change
Handguns	229	191	38	19.9%
Long guns	46	56	(10)	-17.9%

Sporting Goods Channel Units Shipped	2024	2023	# Change	% Change
Handguns	211	177	34	19.2%
Long guns	39	53	(14)	-26.4%

Professional Channel Units Shipped	2024	2023	# Change	% Change
Handguns	18	14	4	28.6%
Long guns	7	3	4	133.3%

Sales of our handguns increased $5.5 million, or 6.2%, over the comparable quarter last year, primarily as a result of increased shipments of newly introduced products (defined as any new SKU not shipped in the comparable quarter last year), which represented 46.8% of handgun sales in the period, and a 2% to 5% price increase that became effective in the third quarter of fiscal 2024, partially offset by a shift in product mix to lower priced models. Handgun unit shipments into the sporting goods channel increased by 19.2% over the comparable quarter last year while overall consumer handgun demand remained relatively flat (as indicated by adjusted background checks reported in the National Instant Criminal Background Check System, or NICS).

Sales of our long guns decreased $3.0 million, or 10.6%, from the comparable quarter last year, primarily as a result of the timing of new product launches in the comparable quarter last year, partially offset by a shift in product mix to higher priced models, as well as a 2% to 5% price increase on select products that became effective in the third quarter of fiscal 2024. Shipments of newly introduced products represented 54.4% of long gun sales in the period. Long gun unit shipments into our sporting goods channel decreased 26.4% from the comparable quarter last year while overall consumer demand for long guns increased 3.6% (as indicated by NICS).

Other products and services revenue increased $2.2 million, or 26.5%, over the comparable quarter last year, primarily because of increased suppressor and component parts sales.

Newly introduced products represented 44.4% of net sales for the three months ended October 31, 2024 and included six new pistols, three new long guns, and many new product line extensions.

Gross margin for the three months ended October 31, 2024 was 26.6% compared with 25.4% for the comparable quarter last year, primarily because of a $3.2 million legal settlement recognized in the prior year comparable quarter. Excluding the impact of the prior year legal settlement, gross margin was lower by 130 basis points due to higher labor and overhead costs, partially offset by lower inventory adjustments (including standard cost revaluations, shrink, and excess inventory write downs) and favorable fixed-cost absorption from higher production volumes.

Inventory balances increased $35.5 million between April 30, 2024 and October 31, 2024 as a result of a slowdown in demand combined with level loading of our manufacturing facilities to ensure our ability to satisfy anticipated future demand. While inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results, it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors, including seasonality, new product introductions, news events, political events, and consumer tastes. We expect our inventory levels to decline during the remainder of the fiscal year.

Net Sales and Gross Profit – For the Six Months Ended October 31, 2024

The following table sets forth certain information regarding net sales and gross profit for the six months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Handguns	$147,087	$174,452	$(27,365)	-15.7%
Long guns	49,853	46,903	2,950	6.3%
Other products & services	21,073	17,846	3,227	18.1%
Total net sales	$218,013	$239,201	$(21,188)	-8.9%
Cost of sales	159,276	177,034	(17,758)	-10.0%
Gross profit	$58,737	$62,167	$(3,430)	-5.5%
% of net sales (gross margin)	26.9%	26.0%

The following table sets forth certain information regarding firearm units shipped by trade channel for the six months ended October 31, 2024 and 2023 (units in thousands):

Total Units Shipped	2024	2023	# Change	% Change
Handguns	349	365	(16)	-4.4%
Long guns	85	95	(10)	-10.5%

Sporting Goods Channel Units Shipped	2024	2023	# Change	% Change
Handguns	323	339	(16)	-4.7%
Long guns	71	86	(15)	-17.4%

Professional Channel Units Shipped	2024	2023	# Change	% Change
Handguns	26	26	-	0.0%
Long guns	14	9	5	55.6%

Sales of our handguns decreased $27.4 million, or 15.7%, from the comparable period last year, primarily as a result of lower consumer demand within the industry and a shift in product mix to lower priced models, partially offset by increased shipments of newly introduced products, which represented 43.0% of handgun sales in the period, and a 2% to 5% price increase that became effective in the third quarter of fiscal 2024. Handgun unit shipments into the sporting goods channel decreased by 4.7% from the comparable period last year while overall consumer handgun demand decreased 2.5% (as indicated by adjusted background checks reported by NICS).

Sales of our long guns increased $3.0 million, or 6.3%, over the comparable period last year, primarily as a result of increased shipments of newly introduced products, which represented 62.1% of long gun sales in the period, a shift in product mix to higher priced models, as well as a 2% to 5% price increase on select products that became effective in the third quarter of fiscal 2024. Long gun unit shipments into our sporting goods channel decreased 17.4% from the comparable period last year while overall consumer demand for long guns increased 1.8% (as indicated by NICS).

Other products and services revenue increased $3.2 million, or 18.1%, over the comparable period last year, primarily because of increased suppressor and component parts sales, partially offset by lower handcuff and business-to-business sales.

Newly introduced products represented 43.2% of net sales for the six months ended October 31, 2024 and included six new pistols, four new long guns, and many new product line extensions.

Gross margin for the six months ended October 31, 2024 was 26.9% compared with 26.0% for the comparable period last year, primarily because of a $3.2 million legal settlement recognized in the prior year comparable period. Excluding the impact of the prior year legal settlement, gross margin was lower by 40 basis points due to higher labor and overhead costs, partially offset by favorable fixed-cost absorption from higher production volumes, lower inventory adjustments, as described above, and lower Relocation costs.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Research and development	$2,221	$1,724	$497	28.8%
Selling, marketing, and distribution	9,574	10,952	(1,378)	-12.6%
General and administrative	15,779	15,322	457	3.0%
Total operating expenses	$27,574	$27,998	$(424)	-1.5%
% of net sales	21.3%	22.4%

Research and development expenses increased $497,000 over the prior year comparable quarter because of higher materials and testing costs associated with new product development. Selling, marketing, and distribution expenses decreased $1.4 million from the prior year comparable quarter, primarily as a result of one-time costs related to our grand opening event at our Maryville facility in the prior year comparable quarter and lower spending on promotions. General and administrative expenses increased $457,000 over the prior year comparable quarter, primarily because of higher legal costs, partially offset by lower compensation-related expense and lower professional services.

The following table sets forth certain information regarding operating expenses for the six months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Research and development	$4,736	$3,522	$1,214	34.5%
Selling, marketing, and distribution	19,411	20,993	(1,582)	-7.5%
General and administrative	29,480	29,536	(56)	-0.2%
Total operating expenses	$53,627	$54,051	$(424)	-0.8%
% of net sales	24.6%	22.6%

Research and development expenses increased $1.2 million over the prior year comparable period because of higher materials and testing costs associated with new product development and higher compensation-related costs. Selling, marketing, and distribution expenses decreased $1.6 million from the prior year comparable period, primarily as a result of a $1.9 million impairment on distribution equipment related to the Relocation and one-time costs related to our grand opening event at our Maryville facility in the prior year comparable period. Excluding the impact of these one-time prior year charges, selling, marketing, and distribution expenses increased $1.2 million, primarily as a result of the timing of certain industry events and higher spending on promotions. General and administrative expenses decreased $56,000 from the prior year comparable period, primarily because of lower Relocation costs, lower profit sharing expense, and lower compensation-related expense, partially offset by higher legal costs.

Operating Income

The following table sets forth certain information regarding operating income for the three months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Operating income	$6,972	$3,768	$3,204	85.0%
% of net sales (operating margin)	5.4%	3.0%

Operating income for the three months ended October 31, 2024 increased $3.2 million over the comparable quarter last year, primarily for the reasons outlined above.

The following table sets forth certain information regarding operating income for the six months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Operating income	$5,110	$8,116	$(3,006)	-37.0%
% of net sales (operating margin)	2.3%	3.4%

Operating income for the six months ended October 31, 2024 decreased $3.0 million from the comparable period last year, primarily for the reasons outlined above.

Interest Expense, net

The following table sets forth certain information regarding interest expense, net for the three months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Interest expense, net	$(1,419)	$(646)	$773	119.7%

Interest expense increased by $773,000 over the comparable quarter last year as a result of higher average debt balances, lower capitalized interest, and lower average cash balances during the three months ended October 31, 2024 compared with the comparable quarter last year.

The following table sets forth certain information regarding interest expense, net for the six months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Interest expense, net	$(2,152)	$(492)	$1,660	337.4%

Interest expense increased by $1.7 million over the comparable period last year as a result of higher average debt balances, lower capitalized interest, and lower average cash balances during the six months ended October 31, 2024 compared with the comparable period last year.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Income tax expense	$1,414	$765	$649	84.8%
% of income from operations (effective tax rate)	25.5%	23.4%		2.1%

Income tax expense increased $649,000 from the comparable quarter last year, primarily as a result of higher operating income. Before adjusting for discrete items related to stock-based compensation, the effective tax rate is 26.0% in the current quarter and 23.5% in the prior year comparable quarter. The increase in the effective tax rate was due to changes in state apportionment and a decrease in pre-tax profitability.

The following table sets forth certain information regarding income tax expense for the six months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Income tax expense	$921	$2,196	$(1,275)	-58.1%
% of income from operations (effective tax rate)	31.3%	28.1%		3.1%

Income tax expense decreased $1.3 million from the comparable period last year, primarily as a result of lower operating income. Before adjusting for discrete items related to stock-based compensation, the effective tax rate was 26.4% in the current period and 24.2% in the prior year comparable period. The increase in the effective tax rate was due to changes in state apportionment and a decrease in pre-tax profitability.

Net Income

The following table sets forth certain information regarding net income and the related per share data for the three months ended October 31, 2024 and 2023 (dollars in thousands, except per share data):

	2024	2023	$ Change	% Change
Net income	$4,134	$2,498	$1,636	65.5%
Net income per share:
Basic	$0.09	$0.05	$0.04	80.0%
Diluted	$0.09	$0.05	$0.04	80.0%

Net income for the three months ended October 31, 2024 was $4.1 million compared with $2.5 million for the comparable quarter last year for the reasons outlined above.

The following table sets forth certain information regarding net income and the related per share data for the six months ended October 31, 2024 and 2023 (dollars in thousands, except per share data):

	2024	2023	$ Change	% Change
Net income	$2,026	$5,616	$(3,590)	-63.9%
Net income per share:
Basic	$0.05	$0.12	$(0.07)	-58.3%
Diluted	$0.04	$0.12	$(0.08)	-66.7%

Net income for the six months ended October 31, 2024 was $2.0 million compared with $5.6 million for the comparable period last year for the reasons outlined above.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our operations, including working capital and capital expenditures, and return capital to stockholders. Capital expenditures for new product development, and repair and replacement of equipment represent important cash needs.

The following table sets forth certain cash flow information for the six months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Operating activities	$(38,212)	$37,756	$(75,968)	-201.2%
Investing activities	(7,879)	(67,063)	59,184	88.3%
Financing activities	24,345	19,943	4,402	-22.1%
Total cash flow	$(21,746)	$(9,364)	$(12,382)	132.2%

Operating Activities

Cash used in operating activities was $38.2 million for the six months ended October 31, 2024 compared with $37.8 million of cash provided for the six months ended October 31, 2023. Cash used in operating activities for the six months ended October 31, 2024 was unfavorably impacted by a $35.5 million increase in inventory compared with a $13.8 million decrease in inventory in the prior comparable period, a $10.1 million decrease in accounts payable compared with a $14.7 million increase in accounts payable in the prior comparable period, and a $3.9 million decrease in accrued payroll and incentives compared with a $1.3 million increase in accrued payroll and incentives in the prior comparable period. Cash used in operating activities for the six months ended October 31, 2024 was favorably impacted by a $6.4 million decrease in accounts receivable compared with a $4.6 million increase in accounts receivable in the prior comparable period.

Investing Activities

Cash used in investing activities decreased $59.2 million for the six months ended October 31, 2024 compared with the prior year comparable period. We paid $8.0 million for capital expenditures for the six months ended October 31, 2024, $58.9 million lower than the prior year comparable period, primarily as a result of payments related to the Relocation in the prior year period.

We currently expect to spend $25.0 million to $30.0 million on capital expenditures in fiscal 2025.

Financing Activities

Cash provided by financing activities was $24.3 million for the six months ended October 31, 2024 compared with $19.9 million of cash provided in financing activities for the six months ended October 31, 2023. Cash provided by financing activities during the six months ended October 31, 2024 was primarily the result of $60 million in borrowings under our revolving line of credit, partially offset by $22.6 million of share repurchases and $11.7 million in dividend distributions.

Credit Facilities — We entered into the Second Amended and Restated Credit Agreement on October 3, 2024. The Second Amended and Restated Credit Agreement provides for a revolving line of credit of $175.0 million at any one time, or the Revolving Line. The Revolving Line bears interest at either the Base Rate (as defined in the Second Amended and Restated Credit Agreement) or the SOFR rate, plus an applicable margin based on our consolidated leverage ratio. The Second Amended and Restated Credit Agreement also provides a swingline facility in the maximum amount of $5.0 million at any one time (subject to availability under the Revolving Line). Each Swingline Loan (as defined in the Amended and Restated Credit Agreement) bears interest at the Base Rate, plus an applicable margin based on our Adjusted Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement). Subject to the satisfaction of certain terms and conditions described in the Second Amended and Restated Credit Agreement, we have an option to increase the Revolving Line by an aggregate amount not exceeding $50.0 million. The Revolving Line matures on the earlier of October 3, 2029 or the date that is six months in advance of the earliest maturity of any Permitted Notes (as defined in the Second Amended and Restated Credit Agreement) under the Second Amended and Restated Credit Agreement.

As of October 31, 2024, we had $100.0 million of borrowings outstanding on the Revolving Line, bearing interest at an average rate of 6.92%, which was equal to the SOFR rate plus an applicable margin.

The credit agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. We were in compliance with all debt covenants as of October 31, 2024.

Share Repurchase Programs — On September 19, 2023, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions through September 19, 2024, or the 2023 Authorization. During fiscal 2024, we purchased 793,551 shares of our common stock for $10.2 million under the 2023 Authorization. During fiscal 2025, we purchased 1,531,763 shares of our common stock for $21.4 million under the 2023 Authorization. The 2023 Authorization expired on September 19, 2024. On September 5, 2024, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions from September 20, 2024 through September 20, 2025, or the 2024 Authorization. During fiscal 2025, we have repurchased 92,537 shares of our common stock for $1.2 million under the 2024 Authorization.

During the three months ended October 31, 2024, we repurchased a total of 753,631 shares of our common stock for $9.8 million. During the six months ended October 31, 2024, we repurchased a total of 1,624,300 shares of our common stock for $22.6 million.

Dividends — In June 2024, our Board of Directors authorized a regular quarterly dividend for stockholders of $0.13 per share. The next dividend will be for stockholders of record as of market close on December 19, 2024 and will be payable on January 2, 2025.

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

As of October 31, 2024, we had $39.1 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations for at least the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended October 31, 2024, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2024, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The nature of legal proceedings against us is discussed in Note 8—Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 1A. Risk Factors

Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, and cash flows as set forth under Part I, Item 1A “Risk Factors” of our Fiscal 2024 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position, and cash flows. We are aware of no material changes to the Risk Factors discussed in our Fiscal 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended October 31, 2024 (dollars in thousands, except per share data):

			Total # of Shares	Maximum Dollar
			Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total # of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share (1)	Programs (2)	or Programs
August 1 to August 31, 2024	—	—	—	$26,949
September 1 to September 30, 2024	753,631	$12.94	753,631	48,752
October 1 to October 31, 2024	—		—	48,752
Total	753,631	12.94	753,631

(1)
The average price per share excludes fees paid to acquire the shares.
(2)
On September 19, 2023, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions through September 19, 2024, or the 2023 Authorization. During fiscal 2024, we purchased 793,551 shares of our common stock for $10.2 million under the 2023 Authorization. During fiscal 2025, we purchased 1,531,763 shares of our common stock for $21.4 million under the 2023 Authorization. The 2023 Authorization expired on September 19, 2024. On September 5, 2024, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions from September 20, 2024 through September 20, 2025, or the 2024 Authorization. During fiscal 2025, we have repurchased 92,537 shares of our common stock for $1.2 million under the 2024 Authorization. During the three months ended October 31, 2024, we repurchased a total of 753,631 shares of our common stock for $9.8 million. During the six months ended October 31, 2024, we repurchased a total of 1,624,300 shares of our common stock for $22.6 million.

Item 5. Other Information

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions, or written plans for the purchase and sale of our securities by our Section 16 officers and directors for the three months ended October 31, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or a Rule 10b5-1 Plan, were as follows:

Name	Title	Action	Date Adopted	Termination Date
Robert L. Scott	Director	Termination of Rule 10b5-1 Plan	March 29, 2024	August 1, 2024

INDEX TO EXHIBITS

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (immediately preceding the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

10.126**	Second Amended and Restated Credit Agreement, dated October 3, 2024, by and among the Registrant, Smith & Wesson Sales Company, Smith & Wesson Inc., the Guarantors, the Lenders and TD Bank, N.A. (1)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Certain schedules and exhibits have been omitted from this filing pursuant to Item 601(a) (5) of Regulation S-K. We agree to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on October 4, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH & WESSON BRANDS, INC. a Nevada corporation

Date: December 5, 2024	By:	/s/ Mark P. Smith
Mark P. Smith
President and Chief Executive Officer

Date: December 5, 2024	By:	/s/ Deana L. McPherson
Deana L. McPherson
Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary