Form 10-Q
period 2025-01-31
SMITH & WESSON BRANDS, INC.
filed 2025-03-06
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

The registrant had 44,002,703 shares of common stock, par value $0.001, outstanding as of March 4, 2025.

SMITH & WESSON BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended January 31, 2025 and 2024

Smith & Wesson®, S&W®, M&P®, M&P Shield®, Performance Center®, Abyss®, Airlite®, Airweight®, American Guardians®, Armornite®, Arrow®, Aurora®, Aurora-II®, Blast Jacket®, Bodyguard®, Carry Comp®, Chiefs Special®, Club 1852®, Competitor®, CSX®, Dagger®, Empowering Americans®, E-Series®, ETM®, EZ®, Flexmag®, G-Core®, Gemtech®, Gemtech Suppressors®, GM®, GM-S1®, GMT-Halo®, Governor®, GVAC®, Integra®, Lady Smith®, Lever Lock®, Lunar®, M&P FPC®, M2.0®, Magnum®, Mist-22®, Mountain Gun®, Protected by Smith & Wesson®, Put A Legend On Your Line®, Quickmount®, Shield®, Silence is Golden®, Smith & Wesson Collectors Association®, Smith & Wesson Performance Center®, Smith & Wesson Precision Components®, Smith & Wesson Response®, SW Equalizer®, SW22 Victory®, TEMPO®, The S&W Bench®, The Sigma Series®, Trek®, Volunteer®, and Weather Shield® are some of the registered U.S. trademarks of our company or one of our subsidiaries. This Quarterly Report on Form 10-Q also may contain trademarks and trade names of other companies.

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding lease payments for all our operating and finance leases for future periods; our expectation that the unrecognized compensation expense related to unvested RSUs and PSUs will be recognized over a weighted average remaining contractual term of 1.4 years; our belief that the remaining claims asserted by Gemini (as defined herein) against us have no merit and our intention to aggressively defend against this action; our belief with respect to certain matters described in the Commitments and Contingencies - Litigation section that the allegations are unfounded and, in addition, that any incident and any results from them or any injuries were due to negligence or misuse of the firearm by the claimant or a third party; our belief that our accruals for product liability cases and claims are a reasonable quantitative measure of the cost to us of product liability cases and claims; our belief that an unfavorable outcome or prolonged litigation could harm our business; our conclusion that we are unable to reasonably estimate the probability or the estimated range of reasonably possible losses related to material adverse judgments related to such lawsuits and our determination not to accrue for and judgments in such lawsuits; our belief that we have provided adequate accruals for defense costs; our intention, in connection with our new facility in Maryville, Tennessee, to incur, or cause to be incurred, no less than $120.0 million in aggregate capital expenditures on or before December 31, 2025, create no less than 620 new jobs, and sustain an average hourly wage of at least $25.97 at the facility; our expectation, when adding the cost of machinery and equipment, to spend between $165.0 million and $170.0 million through the end of fiscal 2025; our belief that inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results; our expectation that our inventory levels will decline during the remainder of the fiscal year; our expectation for capital expenditures in fiscal 2025; factors affecting our future capital requirements; availability of equity or debt financing on acceptable terms, if at all; the record date and payment date for our dividend; and our belief that our existing capital resources and credit facilities will be adequate to fund our operations for the next 12 months. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q reflect our views as of the date hereof about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among others, economic, political, social, legislative, regulatory, inflationary, and health factors; the potential for increased regulation of firearms and firearm-related products; actions of social activists that could have an adverse effect on our business; the impact of lawsuits; the demand for our products; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; our competitive environment; the supply, availability, and costs of raw materials and components; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to effectively manage and execute the Relocation; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; our penetration rates in new and existing markets; our strategies; our ability to maintain and enhance brand recognition and reputation; our ability to introduce new products; the success of new products; our ability to expand our markets; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2024, or the Fiscal 2024 Form 10-K.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	January 31, 2025	April 30, 2024
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$26,704	$60,839
Accounts receivable, net of allowances for credit losses of $5 on January 31, 2025, and $0 on April 30, 2024	57,442	59,071
Inventories	198,939	160,500
Prepaid expenses and other current assets	7,988	4,973
Income tax receivable	7,627	2,495
Total current assets	298,700	287,878
Property, plant, and equipment, net of accumulated depreciation and amortization of $367,717 on January 31, 2025, and $352,615 on April 30, 2024	243,430	252,633
Intangibles, net	2,466	2,598
Goodwill	19,024	19,024
Deferred income taxes	7,312	7,249
Other assets	7,925	8,614
Total assets	$578,857	$577,996
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,183	$41,831
Accrued expenses and deferred revenue	26,742	26,811
Accrued payroll and incentives	8,987	17,147
Accrued profit sharing	1,630	9,098
Accrued warranty	1,436	1,813
Total current liabilities	63,978	96,700
Notes and loans payable (Note 3)	109,045	39,880
Finance lease payable, net of current portion	34,143	35,404
Other non-current liabilities	7,620	7,852
Total liabilities	214,786	179,836
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 75,680,697 issued and 44,002,703 shares outstanding on January 31, 2025 and 75,395,490 shares issued and 45,561,569 shares outstanding on April 30, 2024	76	75
Additional paid-in capital	295,348	289,994
Retained earnings	526,896	540,660
Accumulated other comprehensive income	73	73
Treasury stock, at cost (31,677,994 shares on January 31, 2025 and 29,833,921 shares on April 30, 2024)	(458,322)	(432,642)
Total stockholders’ equity	364,071	398,160
Total liabilities and stockholders’ equity	$578,857	$577,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2025	2024	2025	2024
	(In thousands, except per share data)
Net sales	$115,885	$137,484	$333,899	$376,686
Cost of sales	87,938	98,060	247,261	275,094
Gross profit	27,947	39,424	86,638	101,592
Operating expenses:
Research and development	2,869	1,969	7,605	5,484
Selling, marketing, and distribution	10,336	10,080	29,839	31,138
General and administrative	12,999	16,063	42,480	45,571
(Gain)/loss on sale/disposition of assets	(2,382)	30	(2,521)	(1)
Total operating expenses	23,822	28,142	77,403	82,192
Operating income	4,125	11,282	9,235	19,400
Other (expense)/income, net:
Other (expense)/income, net	—	(11)	(11)	176
Interest expense, net	(1,723)	(955)	(3,875)	(1,448)
Total other expense, net	(1,723)	(966)	(3,886)	(1,272)
Income before income taxes	2,402	10,316	5,349	18,128
Income tax expense	739	2,434	1,659	4,629
Net income	$1,663	$7,882	$3,690	$13,499
Net income per share:
Basic - net income	$0.04	$0.17	$0.08	$0.29
Diluted - net income	$0.04	$0.17	$0.08	$0.29
Weighted average number of common shares outstanding:
Basic	44,038	45,618	44,627	45,901
Diluted	44,398	46,028	45,069	46,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at October 31, 2023	75,323	$75	$286,341	$517,682	$73	29,686	$(430,669)	$373,502
Stock-based compensation	—	—	1,504	—	—	—	—	1,504
Issuance of common stock under restricted stock unit awards, net of shares surrendered	3	—	(18)	—	—	—	—	(18)
Repurchase of treasury stock, including excise tax	—	—	—	—	—	71	(925)	(925)
Unpaid dividend accrued	—	—	—	(37)	—	—	—	(37)
Dividends issued ($0.12 per common share)	—	—	—	(5,477)	—	—	—	(5,477)
Net income	—	—	—	7,882	—	—	—	7,882
Balance at January 31, 2024	75,326	$75	$287,827	$520,050	$73	29,757	$(431,594)	$376,431

Balance at April 30, 2023	75,029	$75	$283,666	$523,184	$73	29,040	$(422,375)	$384,623
Stock-based compensation	—	—	4,264	—	—	—	—	4,264
Shares issued under employee stock purchase plan	83	—	722	—	—	—	—	722
Issuance of common stock under restricted stock unit awards, net of shares surrendered	214	—	(825)	—	—	—	—	(825)
Repurchase of treasury stock, including excise tax	—	—	—	—	—	717	(9,219)	(9,219)
Unpaid dividend accrued	—	—	—	(76)	—	—	—	(76)
Dividends issued ($0.36 per common share)	—	—	—	(16,557)	—	—	—	(16,557)
Net income	—	—	—	13,499	—	—	—	13,499
Balance at January 31, 2024	75,326	$75	$287,827	$520,050	$73	29,757	$(431,594)	$376,431

Balance at October 31, 2024	75,678	$76	$293,362	$531,000	$73	31,458	$(455,446)	$369,065
Stock-based compensation	—	—	2,002	—	—	—	—	2,002
Issuance of common stock under restricted stock unit awards, net of shares surrendered	3	—	(16)	—	—	—	—	(16)
Repurchase of treasury stock, including excise tax	—	—	—	—	—	220	(2,876)	(2,876)
Unpaid dividend accrued	—	—	—	(44)	—	—	—	(44)
Dividends issued ($0.13 per common share)	—	—	—	(5,723)	—	—	—	(5,723)
Net income	—	—	—	1,663	—	—	—	1,663
Balance at January 31, 2025	75,681	$76	$295,348	$526,896	$73	31,678	$(458,322)	$364,071

Balance at April 30, 2024	75,395	$75	$289,994	$540,660	$73	29,834	$(432,642)	$398,160
Stock-based compensation	—	—	5,724	—	—	—	—	5,724
Shares issued under employee stock purchase plan	68	—	749	—	—	—	—	749
Issuance of common stock under restricted stock unit awards, net of shares surrendered	218	1	(1,119)	—	—	—	—	(1,118)
Repurchase of treasury stock, including excise tax	—	—	—	—	—	1,844	(25,680)	(25,680)
Unpaid dividend accrued	—	—	—	(79)	—	—	—	(79)
Dividends issued ($0.39 per common share)	—	—	—	(17,375)	—	—	—	(17,375)
Net income	—	—	—	3,690	—	—	—	3,690
Balance at January 31, 2025	75,681	$76	$295,348	$526,896	$73	31,678	$(458,322)	$364,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended January 31,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$3,690	$13,499
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	23,860	24,291
(Gain)/loss on sale/disposition of assets	(2,521)	785
Recoveries on notes and accounts receivable	—	(23)
Deferred income taxes	(63)	—
Stock-based compensation expense	5,724	4,264
Non-cash sublease income	(1,287)	(139)
Changes in operating assets and liabilities:
Accounts receivable	1,629	(5,471)
Inventories	(38,439)	23,589
Prepaid expenses and other current assets	(3,015)	(4,103)
Income taxes	(5,132)	(6,079)
Accounts payable	(16,750)	11,230
Accrued payroll and incentives	(8,160)	1,332
Accrued profit sharing	(7,468)	(4,730)
Accrued expenses and deferred revenue	(456)	3,907
Accrued warranty	(377)	440
Other assets	946	595
Other non-current liabilities	(232)	(384)
Net cash (used in)/provided by operating activities	(48,051)	63,003
Cash flows from investing activities:
Payments to acquire patents and software	(150)	(164)
Proceeds from sale of property and equipment	2,668	2,877
Payments to acquire property and equipment	(14,314)	(85,188)
Net cash used in investing activities	(11,796)	(82,475)
Cash flows from financing activities:
Proceeds from loans and notes payable	70,000	50,000
Cash paid for debt issuance costs	(941)	—
Payments on finance lease obligation	(134)	(929)
Payments on notes and loans payable	—	(10,000)
Payments to acquire treasury stock	(25,468)	(9,128)
Dividend distribution	(17,375)	(16,557)
Proceeds to acquire common stock from employee stock purchase plan	749	722
Payment of employee withholding tax related to restricted stock units	(1,119)	(825)
Net cash provided by financing activities	25,712	13,283
Net decrease in cash and cash equivalents	(34,135)	(6,189)
Cash and cash equivalents, beginning of period	60,839	53,556
Cash and cash equivalents, end of period	26,704	$47,367
Supplemental disclosure of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$4,219	$3,317
Income taxes	$7,098	$10,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Nine Months Ended January 31,
	2025	2024
	(In thousands)
Purchases of property and equipment included in accounts payable	$2,564	$3,883
Capital lease included in accrued expenses and finance lease payable	485	653

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2025 and 2024

(1) Organization:

We are one of the world’s leading manufacturers and designers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, pistol caliber carbines, and lever action rifles), handcuffs, firearm suppressors, and other firearm-related products for sale to a wide variety of customers, including firearm enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our products under the Smith & Wesson and Gemtech brands. We manufacture our products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Maryville, Tennessee. We also sell our manufacturing services to other businesses to attempt to level-load our factories. We sell those services under our Smith & Wesson and Smith & Wesson Precision Components brands. During fiscal 2024, we began manufacturing and distribution activities from our new Maryville facility. During the quarter ended October 31, 2024, we discontinued operations at our Deep River facility and subsequently vacated the premises during the quarter ended January 31, 2025. See Note 8 — Commitments and Contingencies and Note 9 — Restructuring for more information.

(2) Basis of Presentation:

Interim Financial Information – The condensed consolidated balance sheet as of January 31, 2025, the condensed consolidated statements of income for the three and nine months ended January 31, 2025 and 2024, the condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended January 31, 2025 and 2024, and the condensed consolidated statements of cash flows for the nine months ended January 31, 2025 and 2024 have been prepared by us without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows for the three and nine months ended January 31, 2025 and for the periods presented, have been included. All intercompany transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of April 30, 2024 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Fiscal 2024 Form 10-K. The results of operations for the three and nine months ended January 31, 2025 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2025, or any other period.

Reclassifications – We have reclassified certain amounts relating to prior period results to conform to current period presentation. These reclassifications have not changed the results of operations of prior periods.

Recently Issued Accounting Standards – In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2023-07, Improvements to Reportable Segment Disclosures, which requires incremental disclosures about an entity’s reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The new guidance requires disclosure of significant segment expenses that are (1) regularly provided to (or easily computed from information regularly provided to) the chief operating decision maker and (2) included in the reported measure of segment profit or loss. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. This update is effective for fiscal years beginning after December 15, 2023 and should be adopted retrospectively unless impracticable. This update will be effective for us, beginning with our Annual Report on Form 10-K for the fiscal year ending April 30, 2025 and interim periods thereafter. We are currently evaluating the impact, if any, that the adoption of this standard will have on financial disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and provide more details about the reconciling items in some categories if items meet a quantitative threshold. Entities would have to provide qualitative disclosures about the new categories. The guidance will require all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state, and foreign taxes for annual periods, and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. Entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance is effective for annual periods beginning after December 15, 2024, or the fiscal year ending April 30, 2026 for us. We are currently evaluating the impact, if any, that the adoption of this standard will have on financial disclosures.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2025 and 2024

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which requires entities to disclose, in the notes to financial statements, specified information about certain costs and expenses included in each relevant expense caption presented on the face of the income statement. Entities will also be required to disclose qualitative descriptions of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Entities will need to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. Entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance is effective for annual periods beginning after December 15, 2026, or the fiscal year ending April 30, 2028 for us. We are currently evaluating the impact, if any, that the adoption of this standard will have on financial disclosures.

(3) Notes and Loans Payable:

Credit Facilities — On August 24, 2020, we and certain of our subsidiaries entered into an amended and restated credit agreement, or the Amended and Restated Credit Agreement, with certain lenders, including TD Bank, N.A., as administrative agent; TD Securities (USA) LLC and Regions Bank, as joint lead arrangers and joint bookrunners; and Regions Bank, as syndication agent. The Amended and Restated Credit Agreement provided for a revolving line of credit of $100.0 million at any one time. On April 28, 2023, we entered into an amendment to the Amended and Restated Credit Agreement to, among other things, replace LIBOR with SOFR as the interest rate benchmark and amend the definition of “Consolidated Fixed Charge Coverage Ratio” to exclude unfinanced capital expenditures in connection with our plan to move our headquarters and significant elements of our operations to Maryville, Tennessee in 2023, or the Relocation. The revolving line bore interest at either the Base Rate (as defined in the Amended and Restated Credit Agreement) or the SOFR rate, plus an applicable margin based on our consolidated leverage ratio.

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

As of January 31, 2025, we had $110.0 million of borrowings outstanding on the Revolving Line, bearing interest at a weighted average rate of 6.63%, which is equal to the SOFR rate plus an applicable margin.

The Second Amended and Restated Credit Agreement contains customary limitations, including limitations on indebtedness, liens, fundamental changes to business or organizational structure, investments, loans, advances, guarantees, and acquisitions, asset sales, dividends, stock repurchases, stock redemptions, and the redemption or prepayment of other debt, and transactions with affiliates. We are also subject to financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of January 31, 2025, we were compliant with all required financial covenants.

Letters of Credit — As of January 31, 2025, we had outstanding letters of credit aggregating $2.7 million, which included a $1.5 million letter of credit to collateralize our captive insurance company.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2025 and 2024

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $26.7 million and $60.8 million as of January 31, 2025 and April 30, 2024, respectively. The carrying value of our revolving line of credit approximated the fair value as of January 31, 2025. We utilized Level 1 of the value hierarchy to determine the fair values of these assets and liabilities.

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

We did not have any Level 2 or Level 3 financial assets or liabilities as of January 31, 2025.

(5) Inventories:

The following table sets forth a summary of inventories, stated at lower of cost or net realizable value, as of January 31, 2025 and April 30, 2024 (in thousands):

	January 31, 2025	April 30, 2024
Finished goods	$123,670	$83,337
Finished parts	54,954	56,282
Work in process	7,340	8,033
Raw material	12,975	12,848
Total inventories	$198,939	$160,500

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2025 and 2024

(6) Accrued Expenses and Deferred Revenue:

The following table sets forth other accrued expenses as of January 31, 2025 and April 30, 2024 (in thousands):

	January 31, 2025	April 30, 2024
Accrued taxes other than income	$6,267	$5,838
Accrued professional fees	6,104	4,925
Accrued employee benefits	3,677	2,742
Accrued customer incentives and promotions	2,559	3,172
Current portion of finance lease obligation	1,666	1,564
Current portion of operating lease obligation	245	947
Accrued settlement	—	3,200
Accrued other	6,224	4,423
Total accrued expenses and deferred revenue	$26,742	$26,811

(7) Stockholders’ Equity:

Treasury Stock

On September 19, 2023, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions through September 19, 2024, or the 2023 Authorization. During fiscal 2024, we purchased 793,551 shares of our common stock for $10.2 million under the 2023 Authorization. During fiscal 2025, we have purchased 1,531,763 shares of our common stock for $21.4 million under the 2023 Authorization. The 2023 Authorization expired on September 19, 2024. On September 5, 2024, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions from September 20, 2024 through September 20, 2025, or the 2024 Authorization. As of January 31, 2025, we had repurchased 312,310 shares of our common stock for $4.1 million under the 2024 Authorization.

During the three months ended January 31, 2025, we repurchased a total of 219,773 shares of our common stock for $2.8 million. During the nine months ended January 31, 2025, we repurchased a total of 1,844,073 shares of our common stock for $25.5 million. During the three months ended January 31, 2024, we repurchased a total of 71,099 shares of our common stock for $916,000. During the nine months ended January 31, 2024, we repurchased a total of 716,869 shares of our common stock for $9.1 million.

Earnings per Share

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended January 31, 2025 and 2024 (in thousands, except per share data):

	For the three months ended January 31,
	2025			2024
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$1,663	44,038	$0.04	$7,882	45,618	$0.17
Effect of dilutive stock awards	—	360	—	—	410	—
Diluted earnings	$1,663	44,398	$0.04	$7,882	46,028	$0.17

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2025 and 2024

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the nine months ended January 31, 2025 and 2024 (in thousands, except per share data):

	For the nine months ended January 31,
	2025			2024
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$3,690	44,627	$0.08	$13,499	45,901	$0.29
Effect of dilutive stock awards	—	442	—	—	414	—
Diluted earnings	$3,690	45,069	$0.08	$13,499	46,315	$0.29

For the three months ended January 31, 2025 and 2024, there were 18,336 and 8,817 shares, respectively, excluded from the computation of diluted earnings because the effect would be antidilutive. For the nine months ended January 31, 2025 and 2024, there were 19,008 and 11,184 shares, respectively, excluded from the computation of diluted earnings because the effect would be antidilutive.

Incentive Stock and Employee Stock Purchase Plans

We have two stock incentive plans: the 2013 Incentive Stock Plan and the 2022 Incentive Stock Plan, or, together, the Incentive Stock Plans, under which employees and non-employees may be granted stock options, restricted stock awards, restricted stock units, stock appreciation rights, bonus stock, and awards in lieu of obligations, performance awards, and dividend equivalents. No grants have been made under the 2013 Incentive Stock Plan since our stockholders approved the 2022 Incentive Stock Plan at our annual meeting of stockholders held in September 2022. All new grants are issued under the 2022 Incentive Stock Plan.

We have an Employee Stock Purchase Plan, or the ESPP, under which each participant is granted an option to purchase our common stock at a discount on each subsequent exercise date during the offering period (as such terms are defined in the ESPP) in accordance with the terms of the ESPP.

The total stock-based compensation expense, including purchases under our ESPP and grants of RSUs and performance-based RSUs, or PSUs, under the Incentive Stock Plans, was $5.7 million and $4.3 million for the nine months ended January 31, 2025 and 2024, respectively. We include stock-based compensation expense in cost of sales, sales, marketing, and distribution, research and development, and general and administrative expenses.

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

During the nine months ended January 31, 2025, we granted an aggregate of 457,015 RSUs, including 259,467 RSUs to non-executive officer employees, 142,882 RSUs to our executive officers, and 54,666 RSUs to our directors. During the nine months ended January 31, 2025, we granted 142,878 PSUs to certain of our executive officers. During the nine months ended January 31, 2025, we cancelled 63,469 PSUs as a result of the failure to satisfy the performance metrics and 32,594 RSUs as a result of the service conditions not being met. In connection with the vesting of RSUs, during the nine months ended January 31, 2025, we delivered common stock to our employees (including our executive officers), former employees, and directors, with a total market value of $4.5 million.

During the nine months ended January 31, 2024, we granted an aggregate of 357,357 RSUs, including 180,814 RSUs to non-executive officer employees, 117,724 RSUs to our executive officers, and 58,819 RSUs to our directors. During the nine months ended January 31, 2024, we granted 176,583 PSUs to certain of our executive officers. During the nine months ended January 31, 2024, we cancelled 158,100 PSUs as a result of the failure to satisfy the performance metric and 20,917 RSUs as a result of the service conditions not being met. In connection with the vesting of RSUs, during the nine months ended January 31, 2024, we delivered common stock to our employees (including our executive officers), former employees, and directors with a total market value of $3.4 million. In connection with a 2019 grant, which vested in fiscal 2023, we delivered market-condition PSUs to certain of our executive officers and a former executive officer with a total market value of $664,000.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2025 and 2024

A summary of activity for unvested RSUs and PSUs for the nine months ended January 31, 2025 and 2024 is as follows:

	For the Nine Months Ended January 31,
	2025		2024
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	1,000,347	$13.45	932,705	$13.14
Awarded	599,893	15.87	533,940	12.07
Released	(285,812)	13.22	(281,495)	11.57
Forfeited	(96,063)	18.51	(179,017)	10.77
RSUs and PSUs outstanding, end of period	1,218,365	14.30	1,006,133	13.43

As of January 31, 2025, there was $6.5 million of unrecognized compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average remaining contractual term of 1.4 years.

(8) Commitments and Contingencies:

Litigation

In January 2018, Gemini Technologies, Incorporated, or Gemini, commenced an action against us in the U.S. District Court for the District of Idaho, or the District Court. The complaint alleges, among other things, that we breached the earn-out and other provisions of the asset purchase agreement and ancillary agreements between the parties in connection with our acquisition of the Gemtech business from Gemini. The complaint seeks a declaratory judgment interpreting various terms of the asset purchase agreement and damages in the sum of $18.6 million. In November 2019, we filed an answer to Gemini’s complaint and a counterclaim against Gemini and its stockholders at the time of the signing of the asset purchase agreement. Plaintiffs amended their complaint to add a claim of fraud in the inducement. In September 2021, Gemini filed a motion for summary judgment seeking to dismiss our counterclaim. In June 2022, the District Court denied Gemini's motion for summary judgment. Gemini filed a second motion for summary judgment, and in August 2023, the District Court again denied Gemini’s motion. In November 2023, we entered into a settlement agreement with plaintiffs on the indemnity and counterclaims. On the same day, plaintiffs filed a motion for leave, seeking to file a second amended complaint. In January 2024, the District Court allowed plaintiffs’ amended allegations of fraud, and denied without prejudice their motion to add punitive damages. In February 2024, the District Court set a trial date of January 6, 2025. In August 2024, the District Court issued a 45-day stay of the case and vacated the January 6, 2025 trial date. In September 2024, the District Court entered an order granting an additional 45-day stay of the case. In November 2024, the parties requested the District Court to issue an additional 60-day stay. The District Court has not set a status conference date. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action.

We are a defendant in one product liability case and are aware of five other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed in August 1999 by the city of Gary, Indiana, or the City, against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. In January 2018, the Lake Superior Court, County of Lake, Indiana granted defendants’ Motion for Judgment on the Pleadings, dismissing the case in its entirety. In February 2018, plaintiffs appealed the dismissal to the Indiana Court of Appeals. In May 2019, the Indiana Court of Appeals issued a decision, which affirmed in part and reversed in part, and remanded for further proceedings, the trial court’s dismissal of the City’s complaint. In July 2019, defendants filed a Petition to Transfer jurisdiction to the Indiana Supreme Court. In November 2019, the Indiana Supreme Court denied defendants' petition to transfer, and the case was returned to the trial court. In March 2024, a bill was signed into law that purports to prohibit political subdivisions in Indiana from bringing certain legal actions against certain firearm industry members and to apply to actions or suits filed before, after, or on August 27, 1999. Defendants subsequently filed a joint motion for judgment on the pleadings based on the new law. In August 2024, the trial court denied defendants’ joint motion for judgment on the pleadings and, in October 2024, stayed its proceedings pending an interlocutory appeal with the Indiana Court of Appeals. In November 2024, the Indiana Court of Appeals granted defendants’ motion to accept jurisdiction of the interlocutory appeal. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2025 and 2024

We are a defendant in a putative class proceeding before the Ontario Superior Court of Justice in Toronto, Canada that was filed in December 2019. The action claims CAD$50 million in aggregate general damages, CAD$100 million in aggregate punitive damages, special damages in an unspecified amount, together with interest and legal costs. The named plaintiffs are two victims of a shooting that took place in Toronto in July 2018 and their family members. One victim was shot and injured during the shooting. The other victim suffered unspecified injuries while fleeing the shooting. The plaintiffs sought to certify a claim on behalf of classes that include all persons who were killed or injured in the shooting and their immediate family members. The plaintiffs allege negligent design and public nuisance. The case has not been certified as a class action. In July 2020, we filed a Notice of Motion for an order striking the claim and dismissing the action in its entirety. In February 2021, the court granted our motion in part and dismissed the plaintiffs’ claims in public nuisance and strict liability. The court declined to strike the negligent design claim and ordered that the claim proceed to a certification motion. In March 2021, we filed a motion for leave to appeal the court’s refusal to strike the negligent design claim with the Divisional Court, Ontario Superior Court of Justice. In July 2021, plaintiffs filed a motion to stay our motion for leave to appeal with the Divisional Court, on grounds that appeal is premature. In November 2021, the Divisional Court granted plaintiffs’ motion, staying our motion for leave to appeal until 30 days after the decision on the balance of plaintiffs’ certification motion. A hearing on plaintiffs’ certification motion was held in January 2024. In March 2024, the court denied the plaintiffs’ motion for class certification. Three appeals have been filed, all of which will be heard together in the Court of Appeal for Ontario: (1) our appeal from the dismissal of our motion to strike the negligent design claim; (2) the plaintiffs’ appeal from the order striking out their public nuisance and strict liability claims; and, (3) the plaintiffs’ appeal from the order dismissing their certification motion. In August 2024, we filed our motion regarding our appeal from the dismissal of our motion to strike the negligent design claim and plaintiffs filed their motion regarding their appeal from the order striking out their public nuisance and strict liability claims and their appeal from the order dismissing their certification motion. In October 2024, the parties filed their response briefs and, in December 2024, the Court of Appeals for Ontario heard the appeals together.

In May 2020, we were named in an action related to the Chabad of Poway synagogue shooting that took place in April 2019. The complaint was filed in the Superior Court of the State of California for the County of San Diego – Central and asserts claims against us for product liability, unfair competition, negligence, and public nuisance. The plaintiffs allege they were present at the synagogue on the day of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory and punitive damages, attorneys’ fees, and injunctive relief. In September 2020, we filed a demurrer and motion to strike, seeking to dismiss plaintiffs’ complaint. In July 2021, the court granted our motion in part and reversed it in part, ruling that (1) the Protection of Lawful Commerce in Arms Act barred plaintiffs’ product liability action; (2) plaintiffs did not have standing to maintain an action under the Unfair Competition Law for personal injury related damages, but gave plaintiffs leave to amend to plead an economic injury; and (3) the Protection of Lawful Commerce in Arms Act did not bar plaintiffs’ ordinary negligence and public nuisance actions because plaintiffs had alleged that we violated 18 U.S.C. Section 922(b)(4), which generally prohibits the sale of fully automatic “machineguns.” In August 2021, we filed a Petition for Writ of Mandate in the Court of Appeal of the State of California, Fourth Appellate District, Division One. In September 2021, the Court of Appeal denied our appeal. In February 2022, the court consolidated the case with three related cases, in which we are not a party. In March 2022, the court granted our motion, dismissing plaintiffs’ Unfair Competition Law claim, without further leave to amend. In February 2023, we filed a motion for summary judgment. In May 2023, the court denied our motion for summary judgment without prejudice and allowed plaintiffs time for additional discovery. A hearing on our renewed motion for summary judgment was held in October 2024. In December 2024, the court granted our renewed motion for summary judgment and we later filed a proposed notice of final judgment with the court, requesting the court to enter a final judgment in our favor and to dismiss all claims against us.

We are a defendant in an action filed in the U.S. District Court for the District of Massachusetts. In August 2021, the Mexican Government filed an action against several U.S.-based firearms manufacturers and a firearms distributor, claiming defendants design, market, distribute, and sell firearms in ways they know routinely arm the drug cartels in Mexico. Plaintiff alleges, among other claims, negligence, public nuisance, design defect, unjust enrichment, and restitution against all defendants and violation of the Massachusetts Consumer Protection Act against us alone, and is seeking monetary damages and injunctive relief. In November 2021, defendants filed motions to dismiss plaintiff’s complaint. In September 2022, the district court granted defendants’ motions to dismiss. In October 2022, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the First Circuit. In January 2024, the First Circuit reversed the trial court’s dismissal of the case. In April 2024, defendants filed a Petition for a Writ of Certiorari with the U.S. Supreme Court. In August 2024, the district court dismissed the case against six of the eight defendants in the lawsuit (excluding us) based on personal jurisdiction grounds. In October 2024, the U.S Supreme Court granted defendants’ Petition for Writ of Certiorari, and the district court issued an order staying the case in its entirety pending the U.S. Supreme Court’s review of the case. Oral argument before the U.S. Supreme Court is scheduled for March 4, 2025.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2025 and 2024

The plaintiffs seek compensatory damages, attorneys’ fees, and injunctive relief. We filed motions for removal of each case to the U.S. District Court for the Northern District of Illinois. In November 2022, we filed a motion to consolidate the cases for preliminary motion purposes. In December 2022, plaintiffs filed motions to remand the cases back to the state court. In September 2023, the court granted plaintiffs’ motion to remand. In October 2023, we filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. In March 2024, three new lawsuits were filed in the Circuit Court of Lake County, Illinois. In April 2024, the Seventh Circuit affirmed the remand decision. In May 2024, plaintiffs filed a motion for attorneys’ fees incurred as a result of removal and, we filed an opposition to plaintiffs’ motion. No decision has been issued to date. In June and July 2024, the district court remanded the 12 separate actions to state court, with some plaintiffs amending their complaints to remove references to violations of federal law and asserting additional claims against us, including claims alleging violation of the Illinois Uniform Deceptive Trade Practices Act, negligent and intentional infliction of emotional distress, and negligent entrustment. We were also named in 13 additional separate cases against us in the same state court during the same time period, largely raising similar allegations against us as in the initial and amended complaints. In July 2024, the trial court consolidated all cases for purposes of motions to dismiss and discovery. In September 2024, we filed our motions to dismiss plaintiffs’ 25 separate complaints. On January 23 and 28, 2025, the trial court heard oral argument on our motions to dismiss plaintiffs’ complaints.

In December 2022, the City of Buffalo, New York filed a complaint in the Supreme Court of the State of New York, County of Erie, against numerous manufacturers, distributors, and retailers of firearms. Later in December 2022, the City of Rochester, New York filed an almost identical complaint in the Supreme Court of the State of New York, County of Monroe against the same defendants. The complaints allege violation of the New York General Business Law, public nuisance, and deceptive business practices in violation of the New York General Business Law. In January 2023, we filed notices of removal of the cases to the U.S. District Court for the Western District of New York. On March 24, 2023, defendants filed a motion to stay both cases pending a ruling by the U.S. Court of Appeals for the Second Circuit in the NSSF v. James case. On June 8, 2023, the court granted defendants’ motions to consolidate and to stay pending resolution of the NSSF v. James appeal.

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

We are also involved in a putative stockholder derivative lawsuit filed on February 4, 2025 in the U.S. District Court for the District of Nevada. The action was brought by plaintiffs seeking to act on our behalf against our directors and certain of our executive officers. The complaint alleges breach of fiduciary duty (for allegedly allowing us to become exposed to significant liability for intentionally violating federal, state, and local laws through our manufacturing, marketing, and sales of “AR-15 style rifles” and similar semiautomatic firearms) and violations of Section 14(a) of the Securities Exchange Act of 1934. The derivative plaintiffs seek, among other things, damages, as well as reforms and improvements to our compliance procedures and governance policies.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2025 and 2024

Commitments

On September 30, 2021, we announced the Relocation. In connection with the Relocation, we entered into a project agreement, or the Project Agreement, with The Industrial Development Board of Blount County and the cities of Alcoa and Maryville, Tennessee, a public, nonprofit corporation organized and existing under the laws of the state of Tennessee, or the IDB. Pursuant to the Project Agreement, we represented to the IDB that we intend to incur, or cause to be incurred, no less than $120.0 million in aggregate capital expenditures on or before December 31, 2025, create no less than 620 new jobs, and sustain an average hourly wage of at least $25.97 at the facility. Further, pursuant to the Project Agreement, we are required to, among other things, (A) execute a facility lease and an equipment lease with the IDB; (B) cause the construction of the new facility at our sole cost and expense to commence on or before May 31, 2022; (C) incur, or cause to be incurred, aggregate capital expenditures in connection with the construction and equipping of the new facility in an aggregate amount of not less than $120.0 million on or before December 31, 2025; (D) cause the construction of the new facility to be substantially completed and for a certificate of occupancy to be issued therefore on or before December 31, 2023; (E) provide the IDB with a written report certified by one of our authorized officers, not later than January 31 of each year during the period between January 31, 2024 and January 31, 2031; and (F) make certain payments to the IDB in the event that our actual capital expenditures, number of employees, or average hourly wage of such employees are less than our projections.

On February 2, 2023, we entered into a design-build agreement with The Christman Company, or Christman, related to the construction of our Maryville facility, or the Construction Contract. The Construction Contract has an effective date of September 13, 2021 and incorporates the arrangements under which we and Christman have been proceeding. Pursuant to the Construction Contract, Christman is obligated to deliver certain services, including, among others, design phase services and construction phase services, and we are obligated to pay Christman for services performed. The parties to the Construction Contract agreed that Christman will perform and complete the Work (as defined therein) on a cost-plus basis for a guaranteed minimum price of $114.5 million, including contingencies. When adding the cost of machinery and equipment, we expect to spend between $158.0 million and $160.0 million through the end of fiscal 2025. As of January 31, 2025, we had incurred $157.4 million, net of $10 million in grants received of capital expenditures related to the Relocation. The Construction Contract includes terms that are customary for contracts of this type, including with respect to indemnification and insurance. The Construction Contract lists certain contract milestones and guaranteed completion dates, and we will be entitled to liquidated damages under certain circumstances. Each party to the Construction Contract is entitled to terminate the Construction Contract under certain circumstances.

During the nine months ended January 31, 2024, we determined that we would have no use for certain distribution equipment in our Missouri Distribution Center and could not fully recover the net book value of such equipment. Therefore, we recorded an impairment of $1.9 million in selling, marketing, and distribution on the condensed consolidated statements of income during that period. We vacated the Missouri Distribution Center effective January 1, 2024 and sold assets we could no longer utilize to AOUT at their remaining net book value of $2.9 million, relocating all remaining assets to our Maryville facility. During the three months ended January 31, 2025, we sold certain real estate located adjacent to the Missouri Distribution Center for $2.3 million, net of transaction costs, and recognized a $2.3 million pre-tax gain on sale.

In addition, we relocated a portion of our plastic injection molding operations to the Maryville facility. As of January 31, 2025, the plastic injection molding machinery and equipment previously utilized in our Deep River facility had been relocated to the Maryville facility or disposed of. We recognized no material amounts of impairment related to the assets previously utilized at the Deep River facility.

(9) Restructuring:

As a result of the Relocation, $443,000 and $1.1 million of restructuring charges were recorded in the three months ended January 31, 2025 and 2024, respectively, and $870,000 and $7.0 million of restructuring charges were recorded in the nine months ended January 31, 2025 and 2024, respectively.

The following table summarizes restructuring charges by line item for the three and nine months ended January 31, 2025 and 2024 (in thousands):

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2025 and 2024

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2025	2024	2025	2024
Cost of sales	$386	$642	$747	$1,954
Selling, marketing, and distribution	18	67	99	3,036
General and administrative	39	364	24	2,056
Total restructuring charges, net	$443	$1,073	$870	$7,046

The components of the restructuring charges recorded in our condensed consolidated statements of income were as follows (in thousands):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2025	2024	2025	2024
Severance and employee-related benefits (a)	$(94)	$(440)	$(703)	$441
Relocation (a)	136	262	398	709
Public relations	—	(17)	—	904
Freight	—	—	—	199
Consulting services	366	442	1,072	899
Employee relations	35	777	103	1,703
Office rent and equipment	—	49	—	2,191
Total restructuring charges, net	$443	$1,073	$870	$7,046

a)
Recorded in accrued payroll and incentives.

The following table summarizes the activity in the severance and employee-related benefits and relocation accruals for the nine months ended January 31, 2025 (in thousands):

	Severance and employee-related benefits	Relocation	Total (a)
Accrual at April 30, 2024	$5,527	$828	$6,355
Charges	(703)	398	(305)
Cash payments and settlements	(2,482)	(776)	(3,258)
Accrual at January 31, 2025	$2,342	$450	$2,792

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

Third Quarter Fiscal 2025 Highlights

Our operating results for the three months ended January 31, 2025 included the following:

•
Net sales were $115.9 million, a decrease of $21.6 million, or 15.7%, from the comparable quarter last year.
•
Gross margin was 24.1% compared with gross margin of 28.7% for the comparable quarter last year.
•
Net income was $1.7 million, or $0.04 per diluted share, compared with $7.9 million, or $0.17 per diluted share, for the comparable quarter last year.

During the three months ended January 31, 2025, we purchased 219,773 shares of our common stock for $2.8 million.

Our operating results for the nine months ended January 31, 2025 included the following:

•
Net sales were $333.9 million, a decrease of $42.8 million, or 11.4%, from the comparable period last year.
•
Gross margin was 25.9% compared with gross margin of 27.0% for the comparable period last year.
•
Net income was $3.7 million, or $0.08 per diluted share, compared with $13.5 million, or $0.29 per diluted share, for the comparable period last year.

During the nine months ended January 31, 2025, we purchased 1,844,073 shares of our common stock for $25.5 million.

Results of Operations

Net Sales and Gross Profit – For the Three Months Ended January 31, 2025

The following table sets forth certain information regarding net sales and gross profit for the three months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Handguns	$79,764	$94,451	$(14,687)	-15.5%
Long guns	27,665	32,236	(4,571)	-14.2%
Other products & services	8,456	10,797	(2,341)	-21.7%
Total net sales	$115,885	$137,484	$(21,599)	-15.7%
Cost of sales	87,938	98,060	(10,122)	-10.3%
Gross profit	$27,947	$39,424	$(11,477)	-29.1%
% of net sales (gross margin)	24.1%	28.7%

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended January 31, 2025 and 2024 (units in thousands):

Total Units Shipped	2025	2024	# Change	% Change
Handguns	200	219	(19)	-8.7%
Long guns	46	63	(17)	-27.0%

Sporting Goods Channel Units Shipped	2025	2024	# Change	% Change
Handguns	193	199	(6)	-3.0%
Long guns	44	60	(16)	-26.7%

Professional Channel Units Shipped	2025	2024	# Change	% Change
Handguns	7	20	(13)	-65.0%
Long guns	2	3	(1)	-33.3%

Sales of our handguns decreased $14.7 million, or 15.5%, from the comparable quarter last year, primarily as a result of lower consumer demand within the industry and a shift in product mix to lower priced models, partially offset by increased shipments of newly introduced products (defined as any new SKU not shipped in the comparable quarter last year), which represented 40.0% of handgun sales in the period. Handgun unit shipments into the sporting goods channel decreased by 3.0% from the comparable quarter last year while overall consumer handgun demand decreased 4.1% (as indicated by adjusted background checks reported in the National Instant Criminal Background Check System, or NICS).

Sales of our long guns decreased $4.6 million, or 14.2%, from the comparable quarter last year, primarily as a result of lower consumer demand within the industry, partially offset by a shift in product mix to higher priced models. Shipments of newly introduced products represented 56.1% of long gun sales in the period. Long gun unit shipments into our sporting goods channel decreased 26.7% from the comparable quarter last year while overall consumer demand for long guns decreased 3.9% (as indicated by NICS). We believe that our unit demand declined at a significantly greater rate than NICS as a result of the impact in the current year of newly introduced products from the prior year that are at lower price points.

Other products and services revenue decreased $2.3 million, or 21.7%, from the comparable quarter last year, primarily because of lower business-to-business sales, partially offset by increased suppressor sales.

Newly introduced products represented 40.9% of net sales for the three months ended January 31, 2025 and included five new pistols, five new long guns, and many new product line extensions.

Gross margin for the three months ended January 31, 2025 was 24.1% compared with 28.7% for the comparable quarter last year, primarily because of unfavorable fixed-cost absorption from lower production volumes and higher promotional costs, partially offset by lower labor costs.

Inventory balances increased $38.4 million between April 30, 2024 and January 31, 2025 as a result of a slowdown in demand combined with level loading of our manufacturing facilities to ensure our ability to satisfy anticipated future demand. While inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results, it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors, including seasonality, new product introductions, news events, political events, and consumer tastes. We expect our inventory levels to decline during the remainder of the fiscal year.

Net Sales and Gross Profit – For the Nine Months Ended January 31, 2025

The following table sets forth certain information regarding net sales and gross profit for the nine months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Handguns	$226,853	$268,903	$(42,050)	-15.6%
Long guns	77,517	79,139	(1,622)	-2.0%
Other products & services	29,529	28,644	885	3.1%
Total net sales	$333,899	$376,686	$(42,787)	-11.4%
Cost of sales	247,261	275,094	(27,833)	-10.1%
Gross profit	$86,638	$101,592	$(14,954)	-14.7%
% of net sales (gross margin)	25.9%	27.0%

The following table sets forth certain information regarding firearm units shipped by trade channel for the nine months ended January 31, 2025 and 2024 (units in thousands):

Total Units Shipped	2025	2024	# Change	% Change
Handguns	549	584	(35)	-6.0%
Long guns	130	159	(29)	-18.2%

Sporting Goods Channel Units Shipped	2025	2024	# Change	% Change
Handguns	516	538	(22)	-4.1%
Long guns	115	146	(31)	-21.2%

Professional Channel Units Shipped	2025	2024	# Change	% Change
Handguns	33	46	(13)	-28.3%
Long guns	15	13	2	15.4%

Sales of our handguns decreased $42.1 million, or 15.6%, from the comparable period last year, primarily as a result of lower consumer demand within the industry and a shift in product mix to lower priced models, partially offset by increased shipments of newly introduced products, which represented 41.9% of handgun sales in the period, and a 2% to 5% price increase that became effective in the third quarter of fiscal 2024. Handgun unit shipments into the sporting goods channel decreased by 4.1% from the comparable period last year while overall consumer handgun demand decreased 3.1% (as indicated by adjusted background checks reported by NICS).

Sales of our long guns decreased $1.6 million, or 2.0%, from the comparable period last year, primarily as a result of lower consumer demand within the industry, partially offset by increased shipments of newly introduced products, which represented 60.0% of long gun sales in the period, a shift in product mix to higher priced models, and a 2% to 5% price increase on select products that became effective in the third quarter of fiscal 2024. Long gun unit shipments into our sporting goods channel decreased 21.2% from the comparable period last year while overall consumer demand for long guns decreased 0.6% (as indicated by NICS). We believe that our unit demand declined at a significantly greater rate than NICS as a result of the impact in the current year of newly introduced products from the prior year that are at lower price points.

Other products and services revenue increased $885,000, or 3.1%, over the comparable period last year, primarily because of increased suppressor and component parts sales, partially offset by lower business-to-business sales.

Newly introduced products represented 42.4% of net sales for the nine months ended January 31, 2025 and included five new pistols, six new long guns, and many new product line extensions.

Gross margin for the nine months ended January 31, 2025 was 25.9% compared with 27.0% for the comparable period last year, in spite of a $3.2 million legal settlement recognized in the prior year comparable period. Excluding the impact of the prior year legal settlement, gross margin was 190 basis points lower as a result of higher material costs, higher promotional costs, and a shift in product mix, partially offset by lower inventory adjustments (including standard cost revaluations, shrink, and excess inventory write downs) and favorable fixed-cost absorption from higher production volumes.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Research and development	$2,869	$1,969	$900	45.7%
Selling, marketing, and distribution	10,336	10,080	256	2.5%
General and administrative	12,999	16,063	(3,064)	-19.1%
(Gain)/loss on sale/disposition of assets	(2,382)	30	(2,412)	—
Total operating expenses	$23,822	$28,142	$(4,320)	-15.4%
% of net sales	20.6%	20.5%

Research and development expenses increased $900,000 over the prior year comparable quarter because of higher materials and testing costs associated with new product development. Selling, marketing, and distribution expenses increased $256,000 primarily as a result of higher promotional costs. General and administrative expenses decreased $3.1 million from the prior year comparable quarter, primarily as a result of lower Relocation costs, lower profit-related compensation expenses, and lower legal costs. During the three months ended January 31, 2025, we sold certain real estate located adjacent to our former Missouri Distribution Center for $2.3 million, net of transaction costs, and recognized a $2.3 million pre-tax gain on sale.

The following table sets forth certain information regarding operating expenses for the nine months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Research and development	$7,605	$5,484	$2,121	38.7%
Selling, marketing, and distribution	29,839	31,138	(1,299)	-4.2%
General and administrative	42,480	45,571	(3,091)	-6.8%
(Gain)/loss on sale/disposition of assets	(2,521)	(1)	(2,520)	—
Total operating expenses	$77,403	$82,192	$(4,789)	-5.8%
% of net sales	23.2%	21.8%

Research and development expenses increased $2.1 million over the prior year comparable period because of higher materials and testing costs associated with new product development and higher compensation-related costs. Selling, marketing, and distribution expenses decreased $1.3 million from the prior year comparable period, primarily as a result of a $1.9 million impairment on distribution equipment related to the Relocation and one-time costs related to our grand opening event at our Maryville facility in the prior year comparable period. Excluding the impact of these one-time prior year charges, selling, marketing, and distribution expenses increased $1.5 million, primarily as a result of higher spending on promotions. General and administrative expenses decreased $3.1 million from the prior year comparable period, primarily because of lower Relocation costs and lower profit-related compensation expense, partially offset by higher legal costs.

Operating Income

The following table sets forth certain information regarding operating income for the three months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Operating income	$4,125	$11,282	$(7,157)	-63.4%
% of net sales (operating margin)	3.6%	8.2%

Operating income for the three months ended January 31, 2025 decreased $7.2 million from the comparable quarter last year, primarily for the reasons outlined above.

The following table sets forth certain information regarding operating income for the nine months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Operating income	$9,235	$19,400	$(10,165)	-52.4%
% of net sales (operating margin)	2.8%	5.2%

Operating income for the nine months ended January 31, 2025 decreased $10.2 million from the comparable period last year, primarily for the reasons outlined above.

Interest Expense, net

The following table sets forth certain information regarding interest expense, net for the three months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Interest expense, net	$(1,723)	$(955)	$768	80.4%

Interest expense, net increased by $768,000 over the comparable quarter last year, primarily as a result of higher average debt balances and lower average cash balances during the three months ended January 31, 2025 compared with the comparable quarter last year.

The following table sets forth certain information regarding interest expense, net for the nine months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Interest expense, net	$(3,875)	$(1,448)	$2,427	167.6%

Interest expense, net increased by $2.4 million over the comparable period last year as a result of higher average debt balances, lower capitalized interest, and lower average cash balances during the nine months ended January 31, 2025 compared with the comparable period last year.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Income tax expense	$739	$2,434	$(1,695)	-69.6%
% of income from operations (effective tax rate)	30.8%	23.6%		7.2%

Income tax expense decreased $1.7 million from the comparable quarter last year, primarily as a result of lower operating income. Before adjusting for discrete items related to stock-based compensation, the effective tax rate was 30.1% in the current quarter and 23.6% in the prior year comparable quarter. The increase in the effective tax rate was due to changes in state apportionment and a decrease in pre-tax profitability.

The following table sets forth certain information regarding income tax expense for the nine months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Income tax expense	$1,659	$4,629	$(2,970)	-64.2%
% of income from operations (effective tax rate)	31.0%	25.5%		5.5%

Income tax expense decreased $3.0 million from the comparable period last year, primarily as a result of lower operating income. Before adjusting for discrete items related to stock-based compensation, the effective tax rate was 27.6% in the current period and 23.9% in the prior year comparable period. The increase in the effective tax rate was due to changes in state apportionment and a decrease in pre-tax profitability.

Net Income

The following table sets forth certain information regarding net income and the related per share data for the three months ended January 31, 2025 and 2024 (dollars in thousands, except per share data):

	2025	2024	$ Change	% Change
Net income	$1,663	$7,882	$(6,219)	-78.9%
Net income per share:
Basic	$0.04	$0.17	$(0.13)	-76.5%
Diluted	$0.04	$0.17	$(0.13)	-76.5%

Net income for the three months ended January 31, 2025 was $1.7 million compared with $7.9 million for the comparable quarter last year for the reasons outlined above.

The following table sets forth certain information regarding net income and the related per share data for the nine months ended January 31, 2025 and 2024 (dollars in thousands, except per share data):

	2025	2024	$ Change	% Change
Net income	$3,690	$13,499	$(9,809)	-72.7%
Net income per share:
Basic	$0.08	$0.29	$(0.21)	-72.4%
Diluted	$0.08	$0.29	$(0.21)	-72.4%

Net income for the nine months ended January 31, 2025 was $3.7 million compared with $13.5 million for the comparable period last year for the reasons outlined above.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our operations, including working capital and capital expenditures, and return capital to stockholders. Capital expenditures for new product development and repair and replacement of equipment represent important cash needs.

The following table sets forth certain cash flow information for the nine months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change
Operating activities	$(48,051)	$63,003	$(111,054)
Investing activities	(11,796)	(82,475)	70,679
Financing activities	25,712	13,283	12,429
Total cash flow	$(34,135)	$(6,189)	$(27,946)

Operating Activities

Cash used in operating activities was $48.1 million for the nine months ended January 31, 2025 compared with $63.0 million of cash provided for the nine months ended January 31, 2024. Cash used in operating activities for the nine months ended January 31, 2025 was unfavorably impacted by a $38.4 million increase in inventory compared with a $23.6 million decrease in inventory in the prior comparable period, a $16.8 million decrease in accounts payable compared with a $11.2 million increase in accounts payable in the prior comparable period, a $8.2 million decrease in accrued payroll and incentives compared with a $1.3 million increase in accrued payroll and incentives in the prior comparable period, and lower net income. Cash used in operating activities for the nine months ended January 31, 2025 was favorably impacted by a $1.6 million decrease in accounts receivable compared with a $5.5 million increase in accounts receivable in the prior comparable period.

Investing Activities

Cash used in investing activities decreased $70.7 million for the nine months ended January 31, 2025 compared with the prior year comparable period. We paid $14.3 million for capital expenditures for the nine months ended January 31, 2025, which was $70.9 million lower than the prior year comparable period, primarily as a result of payments related to the Relocation in the prior year period.

We currently expect to spend $20.0 million to $25.0 million on capital expenditures in fiscal 2025.

Financing Activities

Cash provided by financing activities was $25.7 million for the nine months ended January 31, 2025 compared with $13.3 million of cash provided by financing activities for the nine months ended January 31, 2024. Cash provided by financing activities during the nine months ended January 31, 2025 was primarily the result of $70 million in borrowings under our revolving line of credit, partially offset by $25.5 million of share repurchases and $17.4 million in dividend distributions.

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

As of January 31, 2025, we had $110.0 million of borrowings outstanding on the Revolving Line, bearing interest at an average rate of 6.63%, which was equal to the SOFR rate plus an applicable margin.

The credit agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. We were in compliance with all debt covenants as of January 31, 2025.

Share Repurchase Programs — On September 19, 2023, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions through September 19, 2024, or the 2023 Authorization. During fiscal 2024, we purchased 793,551 shares of our common stock for $10.2 million under the 2023 Authorization. During fiscal 2025, we have purchased 1,531,763 shares of our common stock for $21.4 million under the 2023 Authorization. The 2023 Authorization expired on September 19, 2024. On September 5, 2024, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions from September 20, 2024 through September 20, 2025, or the 2024 Authorization. As of January 31, 2025, we had repurchased 312,310 shares of our common stock for $4.1 million under the 2024 Authorization.

During the three months ended January 31, 2025, we repurchased a total of 219,773 shares of our common stock for $2.8 million. During the nine months ended January 31, 2025, we repurchased a total of 1,844,073 shares of our common stock for $25.5 million. During the three months ended January 31, 2024, we repurchased a total of 71,099 shares of our common stock for $916,000. During the nine months ended January 31, 2024, we repurchased a total of 716,869 shares of our common stock for $9.1 million.

Dividends — In March 2024, our Board of Directors authorized a regular quarterly dividend for stockholders of $0.13 per share. We currently anticipate that the next dividend will be for stockholders of record as of market close on March 20, 2025 and will be payable on April 3, 2025.

Our future capital requirements will depend on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, and costs related to the Relocation. Future equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.

As of January 31, 2025, we had $26.7 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations for at least the next 12 months.

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

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements, if any, is discussed in Note 2—Basis of Presentation to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended January 31, 2025, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2025, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The nature of legal proceedings against us is discussed in Note 8—Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended January 31, 2025 (dollars in thousands, except per share data):

			Total # of Shares	Maximum Dollar
			Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total # of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share (1)	Programs (2)	or Programs
November 1 to November 30, 2024	219,773	$12.94	219,773	$45,907
December 1 to December 31, 2024	—	—	—	45,907
January 1 to January 31, 2025	—	—	—	45,907
Total	219,773	12.94	219,773

(1)
The average price per share excludes fees paid to acquire the shares.
(2)
On September 19, 2023, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions through September 19, 2024, or the 2023 Authorization. During fiscal 2024, we purchased 793,551 shares of our common stock for $10.2 million under the 2023 Authorization. During fiscal 2025, we have purchased 1,531,763 shares of our common stock for $21.4 million under the 2023 Authorization. The 2023 Authorization expired on September 19, 2024. On September 5, 2024, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions from September 20, 2024 through September 20, 2025, or the 2024 Authorization. As of January 31, 2025, we had repurchased 312,310 shares of our common stock for $4.1 million under the 2024 Authorization. During the three months ended January 31, 2025, we repurchased a total of 219,773 shares of our common stock for $2.8 million. During the nine months ended January 31, 2025, we repurchased a total of 1,844,073 shares of our common stock for $25.5 million. During the three months ended January 31, 2024, we repurchased a total of 71,099 shares of our common stock for $916,000. During the nine months ended January 31, 2024, we repurchased a total of 716,869 shares of our common stock for $9.1 million.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended January 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

SMITH & WESSON BRANDS, INC. a Nevada corporation

Date: March 6, 2025	By:	/s/ Mark P. Smith
Mark P. Smith
President and Chief Executive Officer

Date: March 6, 2025	By:	/s/ Deana L. McPherson
Deana L. McPherson
Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary