Form 10-K
period 2025-04-30
SMITH & WESSON BRANDS, INC.
filed 2025-06-20
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (43,661,996 shares) based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on October 31, 2024, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $565,859,468. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of June 18, 2025, there were 44,309,940 shares of the registrant’s common stock outstanding at a par value of $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Auditor Firm Id: 185 Auditor Name: KPMG LLP Auditor Location: Nashville, TN, USA

SMITH & WESSON BRANDS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2025

Smith & Wesson®, S&W®, M&P®, M&P Shield®, Performance Center®, Abyss®, Airlite®, Airweight®, American Guardians®, Armornite®, Arrow®, Aurora-II®, Blast Jacket®, Bodyguard®, Carry Comp®, Chiefs Special®, Club 1852®, Competitor®, CSX®, Dagger®, Empowering Americans®, Eg-Series®, ETM®, EZ®, Flexmag®, G-Core®, Gemtech®, Gemtech Suppressors®, GM®, GM-S1®, GMT-Halo®, Governor®, GVAC®, Integra®, Lady Smith®, Lever Lock®, Lunar®, M&P FPC®, M2.0®, Magnum®, Mist-22®, Mountain Gun®, Protected by Smith & Wesson®, Put A Legend On Your Line®, Quickmount®, Shield®, Silence is Golden®, Smith & Wesson Collectors Association®, Smith & Wesson Performance Center®, Smith & Wesson Precision Components®, Smith & Wesson Response®, SW Equalizer®, SW22 Victory®, TEMPO®, The S&W Bench®, The Sigma Series®, Trek®, Volunteer®, and Weather Shield® are some of the registered U.S. trademarks of our company or one of our subsidiaries. This Annual Report on Form 10-K also may contain trademarks and trade names of other companies.

This Annual Report on Form 10-K includes market and industry data that we obtained from industry publications, third-party studies and surveys, government agency sources, filings of public companies in our industry, and internal company surveys. Industry publications and surveys generally state that the information contained therein has been obtained from sources believed to be reliable. Although we believe the foregoing industry and market data to be reliable at the date of the report, this information could prove to be inaccurate as a result of a variety of matters.

Statement Regarding Forward-Looking Information

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained or incorporated herein by reference in this Annual Report on Form 10-K, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Annual Report on Form 10-K include statements regarding the impact, if any, of statements regarding our objectives, goals, strategies, plans, and focus, including our objective to be the undisputed market leader in the firearm industry; our plan to continue to introduce new products in fiscal 2026; our belief that by offering high-quality products and services on a timely and cost-effective basis, as well as providing world-class customer service, training, and support, we will drive customer satisfaction and loyalty; our intent to continue to streamline and standardize certain administrative functions of our business with a goal toward driving profitability and improving the ease with which our customers are able to do business with us; our intent to continue investing in systems to further enhance our efficiency, improve information reporting, and strengthen internal controls; our intent to continue our focus on developing, growing, and protecting our iconic firearm brands and using our cash flow from operations on actions that will maximize our return on invested capital, including by investing in machinery, equipment, and new product development; our intent to introduce new products to enhance our competitive position and broaden our participation in the overall market; our belief that our M&P branded pistol products are the most ergonomic, feature-rich, and innovative products on the market today; our belief that our manufacturing services provide us with increased flexibility and reduced supply chain risk; our belief that business-to-business sales provide profitable revenue stream diversification and enable us to maximize capacity utilization of our manufacturing assets; our belief that the loss of one or more of our top five commercial distributors in the United States would not materially impact sales; our belief that our digital platforms support future sales growth and profitability; our belief that our business is not materially dependent on any single patent; our belief that our Smith & Wesson and Gemtech brands, including our S&W monogram trademarks, are known and recognized by the public worldwide and are important to our firearm business; our intention to vigorously pursue and challenge infringements of our patents, trademarks, service marks, trade dress, and copyrights, as we believe the goodwill associated with them is a cornerstone of our branding strategy; our belief that we can effectively compete with all our present competitors; our belief that microstamping laws may restrict our ability to sell our products into certain jurisdictions; our concern that we may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by us; our concerns that we may become involved in various proceedings relating to environmental health and safety matters; our expectation, based on information known to us, that current environmental regulations or environmental proceedings and claims will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows; our belief that additional or changing environmental regulation may become more burdensome in the future and any such development could materially and adversely affect us; our belief that our training and development programs lead to more valuable contributions and satisfaction for our employees within their existing roles and also positions employees for roles they aspire to attain; our belief that our employee relations are good and that the high quality of our employee base is instrumental to our success; our belief that the demand for our products is currently being, and may continue to be, impacted by unified Republican control of the executive and legislative branches of the federal government; our expectation that we will continue to incur expenditures in order to comply with environmental requirements; our belief that we may become subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges from our operations into the environment; our belief that our operations may cause contamination in the future; our belief that we could incur additional costs to clean up contamination that exceed the amount of our reserves, and our reserves may increase from time to time; our concern that our failure to comply with laws, regulation, and other requirements could cause us to incur fines and penalties, lead to restrictions on our ability to manufacture and sell our products and services, or otherwise negatively impact our ability to import or export the products that we sell; our concern that allegations that we have failed to comply with laws, regulation, and other requirements could also expose us to litigation and harm our reputation; our belief that high levels of inflation may continue to depress consumer demand for our products and reduce our profitability; our anticipation that we will continue to incur significant capital and other expenditures with respect to our Springfield facility, but we may not be successful in continuing to improve efficiencies; our concern that we may be more likely than other companies to be a target for malicious disruptive activities or physical attacks on our senior leadership team or facilities given the industry within which we operate and our brand; our belief that maintaining a high level of brand recognition and a strong reputation are critical to our success, particularly with respect to retaining existing customers and attracting new customers; our belief that the value of our brand depends, in part, on the value consumers place on the quality of our products; our anticipation that we will continue to be involved in litigation, including product liability cases and claims in the future; we may be subject to governmental investigations and inquiries; our belief that period-to-period comparisons of our operating results may not be meaningful in the short term, and our performance in a particular period may not be indicative of our performance in any future period; our concern that we may struggle to identify qualified candidates who are comfortable or enthusiastic to work for a firearm business; our concern that if we fail to attract, motivate, train, and retain qualified personnel, or if we experience excessive turnover, we may experience declining sales, manufacturing delays or other operating inefficiencies, increased recruiting, training, and relocation costs, or other difficulties, and our business, financial condition, and results of operations may be materially and adversely impacted; our concern that the loss of key executive and management personnel to manage our business efficiently and effectively, particularly during a challenging market of attracting and retaining employees, could materially and adversely affect our business, financial condition, and results of operations; our estimation that the annual domestic non-military firearm market based on industry shipments is approximately $2.8 billion for handguns and $1.9 billion for long guns, excluding shotguns; our belief that an expanding base of consumers combined with our strong brand reputation and attractive price points lend support to our goal of continuing to increase our market share; our expectation that our inventory levels will moderately decline during fiscal 2026; our current expectation that we will spend between $25.0 million to $30.0 million on capital expenditures in fiscal 2026; our belief that, based upon our current working capital position, current operating plans, and expected business conditions, our existing capital resources and credit facilities will be adequate to fund our operations for the next 12 months; our expectation that inflation will continue to impact us during fiscal 2026; our assessment of the effect of a variety of economic, social, political, legislative, and regulatory factors on our business; our view of the outcome of the lawsuits and claims to which we are subject and their effect on us; our assessment of future investments for capital expenditures; our assessment of future products and product developments; our belief about the features and performance of our products; our belief about the success of particular product or marketing programs; our view on future enterprise resource planning implementations and system improvements; our view on future enhancements to our manufacturing capabilities, and liquidity; and our anticipated cash needs and availability. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Annual Report on Form 10-K reflect our views as of the date of this Annual Report on Form 10-K about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among other, economic, political, social, legislative, regulatory, inflationary and health factors; the potential for increased regulation of firearms and firearms-related products; actions of social activists that could have an adverse effect on our business; the impact of lawsuits; the demand for our products; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; our competitive environment; the supply, availability, and costs of raw materials and components; the impact of tariffs; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; our penetration rates in new and existing markets; our strategies; our ability to maintain and enhance brand recognition and reputation; our ability to introduce new products and the success of those products; our ability to expand our markets; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including the factors discussed under Item 1A, “Risk Factors.”

Risk Factors Summary

Our business, operating results, and financial condition may be materially and adversely affected by the nature and impact of certain risks. Set forth below is a summary list of the principal risk factors as of the date of the filing of this Annual Report on Form 10-K.

•
Our performance is impacted by a variety of economic, political, social, legislative, regulatory, and inflationary factors.
•
Our business is subject to extensive regulation.
•
We face risks associated with international activities.
•
We are exposed to protectionist trade restrictions, including tariffs and potential trade laws.
•
High levels of inflation have adversely affected us, and may continue to adversely affect us.
•
We must continue to introduce new products that are successful in the marketplace.
•
We are subject to risks associated with the Relocation.
•
Our operating facilities are critical to our success, and we may incur business disruptions.
•
We rely on our supply chain for our production, and any interruptions in these arrangements could disrupt our ability to fill our customers’ orders.
•
We may be unable to forecast demand for our products accurately.
•
We may fail to align our capacity with demand for our products.
•
Shortages of and price increases for components, parts, raw materials, and other supplies may delay or reduce our sales and increase our costs.
•
Our business is highly dependent upon our brand recognition and reputation.
•
Poor product quality or performance, or defects in our products, could harm us.
•
We face intense competition.
•
We may be unsuccessful in making and integrating mergers, acquisitions, and investments, and completing divestitures.
•
We may have difficulty collecting amounts owed to us.
•
Liability insurance coverage is expensive and may be difficult to obtain at commercially reasonable rates, or at all.
•
We are subject to lawsuits and governmental investigations and inquiries.
•
Our business involves the potential for product recalls and product liability and other claims against us.
•
We produce or source and sell products that create exposure to potential product liability, warranty liability, and personal injury claims and litigation.
•
We may be unable to protect our intellectual property or obtain the right to use intellectual property from third parties.
•
We may incur substantial expenses and devote significant resources in prosecuting others for their unauthorized use of our intellectual property rights.
•
Interruptions in the proper functioning of our information systems or other issues with our ERP systems could disrupt our operations.
•
We are subject to cybersecurity risks, including risks related to customer, employee, vendor, and other company data.
•
Our operating results may involve significant fluctuations.

•
The trading price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.
•
We are subject to risks related to corporate social responsibility.
•
Actions of stockholder activists could cause us to incur substantial costs and divert management’s attention and our resources.
•
Our ability to operate our business efficiently may be adversely impacted if service providers and other businesses that permit firearm-related activities refuse to work with us.
•
We operate in a challenging market for talent and may fail to attract, motivate, train, and retain qualified personnel, including key personnel.
•
Nevada law could make it more difficult for a third party to acquire us and discourage a takeover.
•
We have identified a material weakness in our internal control over financial reporting that may, if not remediated, result in material misstatements in our financial statements.

PART I

Item 1. Business

Introduction

General

We are one of the world’s leading manufacturers and designers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, pistol caliber carbines, and lever-action rifles), handcuffs, firearm suppressors, and other firearm-related products for sale to a wide variety of customers, including firearm enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our products under the Smith & Wesson and Gemtech brands. We manufacture our products at our facilities in Maryville, Tennessee; Springfield, Massachusetts; and Houlton, Maine. We also sell our manufacturing services under our Smith & Wesson and Smith & Wesson Precision Components brands to other businesses to attempt to level-load our factories. During fiscal 2024, we began manufacturing and distribution activities from our Maryville facility. During the fiscal year ended April 30, 2025, we discontinued operations at our Deep River, Connecticut facility and vacated the premises. See Note 14 — Commitments and Contingencies and Note 15 — Restructuring for more information.

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

We maintain our principal executive offices at 1852 Proffitt Springs Road, Maryville, Tennessee 37801. Our telephone number is (800) 331-0852. Our website is located at www.smith-wesson.com. Through our website, we make available free of charge our Annual Reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to any of these documents filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These documents are available as soon as reasonably practicable after we electronically file them with the SEC. We also post on our website the charters of our Audit, Compensation, Nominations and Corporate Governance, and Sustainability Committees; our Corporate Governance Guidelines, our Code of Conduct, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the regulations of the SEC and the Nasdaq Global Select Market. These documents are also available in print by contacting our corporate secretary at our executive offices.

Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us,” and “our company” refer to Smith & Wesson Brands, Inc. and its consolidated subsidiaries. “Common stock” refers to the common stock, par value $.001 per share, of our company. Our most recently completed fiscal year ended on April 30, 2025, or fiscal 2025.

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

Strategy

Our objective is to be the undisputed market leader in the firearm industry. Key elements of our strategy to achieve this objective are as follows:

Drive Organic Growth by Leveraging Brands and Designing Innovative New Products

We are focused on driving organic growth by producing a robust new product pipeline and leveraging our brands to help us to increase market share in the markets in which we participate and to expand into adjacent and complementary markets by (1) capitalizing on the goodwill developed through our historic, more than 170 year old “Smith & Wesson” brand; (2) enhancing our relationships with distributors, key retailers, and buying groups; and (3) introducing new products. During the last two fiscal years, we have introduced numerous new products, including variations and product lines around the Smith & Wesson and Gemtech brands. We plan to continue to introduce new products in fiscal 2026.

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

Deploy our Cash Flow in Such a Manner so as to Maximize Return on Invested Capital

During fiscal 2025 and 2024, we generated a total of $99.5 million in cash from operations. During the same period, we invested $112.7 million in cash to acquire property, equipment, and patents, of which $84.3 million was to fund the Relocation, repurchased $35.7 million of our outstanding stock, distributed $45.1 million in dividends, and borrowed $55.0 million from our revolving line of credit. We intend to continue our focus on developing, growing, and protecting our iconic firearm brands and using our cash flow from operations on actions that will maximize our return on invested capital, including by investing in machinery, equipment, and new product development.

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

We have always been a leader in the revolver market. We have substantially enhanced the breadth and quality of our portfolio of products over the years. The introduction of our popular M&P pistol in 2005 resulted in us becoming one of the leaders in the polymer pistol market as well, serving both the consumer sporting goods market and law enforcement agencies. The launch of our M&P modern sporting rifle in 2006 enabled us to capture what we estimate is the leading share of the modern sporting rifle market. In 2023, we further expanded and strengthened our position in the broader long-gun market with the introduction of new pistol caliber carbine offerings, the M&P FPC and Response rifles. In 2024, we introduced our first ever lever-action rifle, the Model 1854. The addition of our Gemtech branded firearm suppressor products in 2017 expanded our firearm-related product offerings. Our firearm suppressors are compatible with most pistols and rifles on the market and complement our firearm products. We currently participate in three categories of the long gun market: semi-automatic rifles, lever-action rifles, and shotguns, and both core categories of the handgun market: semi-automatic pistols and revolvers.

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

In fiscal 2025, we introduced a number of new products, including (i) the BodyGuard 2.0, a micro handgun concealed carry pistol; (ii) several new variants of our Model 1854 Lever-Action Rifle series; (iii) the expansion of the M&P FPC in 40 caliber and 10mm; (iv) the CSX E-Series, our next generation offering of the hammer-fired, metal-framed CSX featuring several new upgrades and chambered in 9mm; (v) expansion of our revolver line to include several new no-lock Classic revolvers and our innovative Ultimate Carry revolvers; and (vi) the M&P 4, select-fire rifle, chambered in 5.56mm NATO. We received several innovation awards in 2024, including from Guns & Ammo magazine, NRA Publications, and the National Association of Sporting Goods Wholesalers.

Our customers continue to demand premium firearms that provide a competitive edge in sport shooting and hunting. Our Performance Center products are engineered and manufactured to meet this need, and they incorporate many custom features not found in our standard products, such as enhanced triggers for smoother trigger pull, ported barrels for better muzzle control, and specialty sights for quicker target acquisition. In fiscal 2025, we introduced our fifth annual Performance Center Spec Series M&P pistol. This limited edition 2025 model features a heavy-duty steel frame construction, an integrated compensator, enhanced trigger and ergonomics, and a sharp aesthetic with Smith & Wesson blue highlights. We also introduced several line extensions for our popular Performance Center M&P9 Carry Comp lineup that offers premium features, including an integrated port and tuned trigger for reduced felt recoil and better on-target performance.

In fiscal 2025, we also introduced innovative new products in our Gemtech line of firearm suppressors, including the Abyss 5.56 and our Neutron 7.62 in direct thread models.

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

Our small-frame revolvers have been carried by law enforcement personnel and personal defense-minded citizens for over 150 years. Our revolvers are available in a variety of models and calibers, with applications in virtually all professional and consumer markets. In fiscal 2025, we expanded our line of revolvers that are designed to enhance the personal carry experience, continuing our innovative leadership in the category. These Ultimate Carry revolvers are chambered in 38 Special and 32 H&R Magnum and feature enhanced grips, sights, and triggers that are designed to enhance the shooting experience.

Our “Classics” department makes it possible to own historic firearms that are manufactured today but modeled after original favorites, such as the Model 29, which was made famous by the movie character Dirty Harry. These firearms are newly crafted with designs that take advantage of some of the most famous and collectible firearms that we have ever made. Our Classics department also makes commemorative firearms and employs master engravers to craft one of a kind custom firearms. These custom-made firearms are intended to reflect the skill and vision of the master engraver and the artistic expression of the owner. We offer a number of catalog variations of Classics and engraved Classics to our customers.

We offer pistols under our Smith & Wesson brand. Our full size and compact M&P line of pistol products have been engineered with input from professional users and are designed to offer performance, safety, and durability that meet the standards of global law enforcement and military personnel, as well as features attractive to consumers. We believe that our M&P branded pistol products are the most ergonomic, feature-rich, and innovative products on the market today. Our range of full-size and compact M&P pistol products are made with a polymer or aluminum frame, a rigid stainless-steel chassis, and a black, through-hardened corrosion resistant finished stainless-steel barrel and slide for durability. Our M&P pistol products feature patented and easily changed palm swell grips in four sizes, allowing the user to customize grips in a matter of seconds; a passive trigger safety to prevent the pistol from firing if dropped; an enlarged trigger guard to accommodate gloved hands; a sear lever release that eliminates the need to press the trigger in order to disassemble the firearm; an ambidextrous slide stop and reversible magazine release to accommodate right- and left-handed shooters; an optional internal locking system and magazine safety; and a universal equipment rail to allow the addition of accessories, including lights and lasers.

In fiscal 2012, we entered the growing personal protection and concealed carry market with the launch of the M&P Shield pistol. The M&P Shield features a slim concealable profile, 9mm, 380 Auto, 40 S&W, and 45 Auto calibers, and M&P ergonomics. Since the launch of the M&P Shield, we have introduced several additional models, including the Shield Plus with enhanced features and capacity, and most recently, the award-winning Bodyguard 2.0.

Our Performance Center department has been providing specialized products and services for the most demanding shooting sports enthusiasts since 1990. To meet the requirements of law enforcement professionals, competitive shooters, collectors, and discriminating sports enthusiasts who demand superior products, our Performance Center personnel conceptualize, engineer, and craft products to create enhanced versions of our standard products. Our craftsmen are highly skilled and experienced gunsmiths. Performance Center products are typically made in limited production quantities, although we offer a number of catalog variations in order to increase product availability.

Long Guns

Our modern sporting rifles are designed to satisfy the functionality and reliability needs of recreational, personal, defense, and professional users, including global military, law enforcement, and security personnel. These long guns are popular with consumers as hunting, personal protection, and sporting target rifles. We offer two pistol caliber carbines, the M&P FPC chambered in 9mm, 40 S&W, and 10mm, and the Response, chambered in 9mm. We offer the M&P and Volunteer series modern sporting rifles in five different calibers (22LR, 5.56mm NATO (223), 308 Winchester (7.62x51mm), 6.5 Creedmoor, and 6mm ARC). We also offer upper assemblies so firearm owners can easily modify their modern sporting rifles to suit the needs and tasks of the various forms of sport shooting and hunting. Our broad product portfolio of modern sporting rifles includes a .22 caliber model, an opening price-point sport model, a hunting caliber model for longer range effectiveness, and several models designed for professional users.

In fiscal 2025, we continued to expand our lever-action offerings, building on the success of the Model 1854, which was introduced in fiscal 2024. This expansion included new caliber introductions in 45 Long Colt, 357 Magnum, and our first long-action rifle cartridge offering in 45-70 Government. The expansion also included our Stealth Hunter series.

We introduced the M&P 4 select-fire rifle, chambered in 5.56mm NATO, which is our first such offering to our law enforcement and military customers.

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

Manufacturing Services: We utilize our substantial manufacturing capabilities to provide services to third-party customers. Our manufacturing services include forging, heat treating, rapid prototyping, tooling, finishing, plating, and machining. We believe our manufacturing services provide us with increased flexibility and reduced supply chain risk. We also believe that business-to-business sales provide profitable revenue stream diversification and enable us to maximize capacity utilization of our manufacturing assets. We market our manufacturing services under the Smith & Wesson and Smith & Wesson Precision Components brand names.

Marketing, Sales, and Distribution

General

We go to market in a variety of ways, including two-step distribution, strategic retailers, and buying groups consisting of certain large, regional retailers, utilizing direct sales employees to service these customers. We also sell firearms directly to law enforcement agencies and manufacturing services directly to other businesses. We sell internationally, primarily through distributors, which in turn, sell to retail stores and government agencies.

Our top five commercial distributors in the United States accounted for a total of 45%, 46%, and 44% of our net sales for the fiscal years ended April 30, 2025, 2024, and 2023, respectively. Those commercial distributors are not regionally exclusive and have many of the same dealer customers. Therefore, we believe that the loss of one or more of these distributors would not materially impact sales as the remaining distributors would be allocated additional sales.

We sell our products worldwide. International sales accounted for approximately 5%, 5%, and 4% of our net sales for the fiscal years ended April 30, 2025, 2024, and 2023, respectively. Our businesses own tooling that is located at various suppliers in Asia and North America.

For the fiscal years ended April 30, 2025, 2024, and 2023, marketing, advertising, and promotion expenses were $15.2 million, $14.7 million, and $14.7 million, respectively, excluding the cost of rebates and promotions reflected in gross profit.

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

We print various product catalogs that are distributed to our dealers and mailed directly, on a limited basis, to consumers. We also attend various trade shows and expositions, such as the Shooting, Hunting, Outdoor Trade, or SHOT Show, the National Association of Sporting Goods Wholesalers Annual Expo, the International Association of Chiefs of Police Annual Conference & Expo, the Association of the United States Army, or AUSA, Annual Meeting & Exposition, the IWA OutdoorClassics international trade fair in Europe, and various distributor, buying group, and consumer shows.

Digital Marketing

We utilize our websites, including www.smith-wesson.com and www.gemtech.com, to market our products and services and to provide a wide range of information regarding our company to customers, consumers, dealers, distributors, investors, and government and law enforcement agencies worldwide. Social media platforms, such as Facebook, Instagram, YouTube, LinkedIn, and X (formerly Twitter), are effective ways for us to communicate the features and benefits of our products. Our direct-to-consumer e-mail marketing helps us to further engage our consumers and communicate the value of our brands. We continue to invest in new digital marketing capabilities to provide best-in-class customer experiences. Our websites are designed to inform, inspire, and prepare our customers for the next step in their firearms journey. We believe our digital platforms support future sales growth and profitability. In fiscal 2025, we introduced a direct-to-consumer e-commerce website to offer non-serialized parts, accessories, and branded goods.

Service and Support

We utilize a variety of methods for supporting our consumers and dealers. We have a toll-free customer service number, e-mail, and social media messaging to answer questions and resolve issues regarding our products. In addition, we offer a limited one-year warranty program and a lifetime service policy under which we repair defects in material or workmanship in our products, without charge, for as long as the original purchaser owns the firearm. We also maintain a number of authorized warranty centers throughout the world and provide both warranty and charge repair services at our facilities.

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

Facilities

We have four manufacturing facilities at which we produce our products: a 645,000 square-foot facility located in Maryville, Tennessee; a 575,000 square-foot facility located in Springfield, Massachusetts; and two facilities totaling 44,000 square-feet located in Houlton, Maine. We conduct plastic injection molding, assembly, and distribution services from our Maryville facility. We conduct certain machining, assembly, and manufacturing services at our Springfield facility. We machine non-serialized firearm parts and manufacture handcuffs and other restraint devices in our Houlton facilities. As part of the Relocation, we discontinued operations at the Deep River facility during fiscal 2025. All of these facilities are ISO 9001 certified.

We perform most of the machining and all of the assembly, inspection, and testing of the firearms that we sell in our own facilities. We produce our major firearm components utilizing computer-assisted machines. Our skilled employees use sophisticated automated testing equipment to ensure the proper functioning of our firearms. Every firearm is test fired before shipment. Our Maryville facility operates primarily on three shift patterns: a five day, 8-hour shift schedule. Our Springfield facility operates primarily on two shift patterns: a seven day, 12-hour rotating shift schedule and a five day, 8-hour shift schedule. Our Houlton facilities operate primarily on three shift patterns: a seven day, 12-hour shift schedule, a five day, 8-hour shift, and a four day, 10-hour shift schedule.

We are party to a lease agreement, dated October 26, 2017, between us and Ryan Boone County, LLC, or the Original Missouri Landlord, concerning certain real property located in Boone County, Missouri on which we had been operating our distribution center, or the Missouri Lease, as well as a related payment and performance guaranty, dated October 26, 2017, in favor of the Original Missouri Landlord. As part of the Relocation, on January 31, 2023, we entered into (i) an assignment and assumption agreement with American Outdoor Brands, Inc., our former wholly owned subsidiary, or AOUT (which became effective on January 1, 2024), pursuant to which AOUT assumed all of our rights, entitlement, and obligations in, to, and under the Missouri Lease, or the Assignment and Assumption Agreement, and (ii) an amended and restated guaranty in favor of RCS-S&W Facility, LLC, as successor in interest to the Original Missouri Landlord, pursuant to which Smith & Wesson Sales Company was added as a guarantor, or the Amended and Restated Guaranty. Because of the Amended and Restated Guaranty, we continue to account for this lease as we have since prior to the Relocation. Effective January 1, 2024, we vacated the Missouri distribution center. Assets from the Missouri distribution center that we could no longer use were sold to AOUT, and we relocated all remaining assets to our Maryville facility.

In addition, we relocated a portion of our plastic injection molding operations to the Maryville facility. As of April 30, 2025, the plastic injection molding machinery and equipment previously utilized in our Deep River facility had been relocated to the Maryville facility or disposed of. We did not recognize a material impairment related to the assets previously utilized at the Deep River facility.

We seek to minimize inventory costs through an integrated planning and production system. All facilities operate utilizing SAP, a fully integrated ERP system.

Research and Development

Through our advanced products engineering departments, we enhance existing products and develop new products for our business. Through our research and development personnel, we conceive, design, and develop potential products that we believe will be attractive to our customers and help address the needs, wants, and desires of our target consumer base. In so doing, we must seek to anticipate and respond to trends and shifts in consumer preferences by continually adjusting our product mix with innovative features and designs and marketing them in an effective manner. Prior to introducing any product, we assess its cost of production and delivery, estimate its potential sales volume and margin, and conduct vigorous prototype and production-quality sample testing. In fiscal 2025, 2024, and 2023, our gross spending on research activities relating to the development of new products was $9.6 million, $7.3 million, and $7.6 million, respectively. As of April 30, 2025, we had 45 employees at our various facilities engaged in ongoing research and development activities for all of our brands.

Patents, Trademarks, and Copyrights

We recognize the importance of innovation and protecting our intellectual property. Accordingly, we own numerous patents related to our products. We apply for patents whenever we develop innovative new products, unique designs, or processes of commercial importance. We do not believe that our business is materially dependent on any single patent.

Because of the significance of our brand names, our trademarks, service marks, trade dress, and copyrights are also important to our business. We have an active global program of trademark registration, monitoring, and enforcement. We believe that our Smith & Wesson and Gemtech brands, including our S&W monogram trademarks, are known and recognized by the public worldwide and are important to our firearm business.

We intend to vigorously pursue and challenge infringements of our patents, trademarks, service marks, trade dress, and copyrights, as we believe the goodwill associated with them is a cornerstone of our branding strategy.

Competition

We encounter rigorous competition in the firearms industry from both domestic and foreign manufacturers. Although some competitors manufacture as wide a variety of firearms as we do, most of our competitors manufacture only certain types of firearms. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States. We compete primarily based upon innovation, quality, reliability, durability, price, performance, consumer brand awareness, and customer service and support. Our customer service organization is proactive in offering timely responses to customer inquiries. We believe we can effectively compete with all our present competitors. Our primary competitors are Colt, Ruger and Taurus in the revolver market; Glock, Ruger, Sig Sauer, Springfield Armory, and Taurus in the pistol market; Daniel Defense, Diamondback, Ruger, Sig Sauer, and Springfield Armory in the semi-automatic rifle market; and Ruger and Henry in the lever-action rifle market.

Customers

We sell our products through a variety of federally licensed distribution channels. Depending upon the product or service, our customers include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; and retailers. We also sell non-serialized parts, accessories, and apparel to retail consumers through our new e-commerce platform.

We grant payment terms to most commercial customers ranging from 20 to 60 days. However, in some instances, we provide longer payment terms.

During fiscal 2025, sales into our professional channel accounted for approximately 9.0% of our net sales, which included state and local law enforcement agencies, the federal government, and international customers. The remaining 91.0% of our net sales was through federal firearm licensees to domestic consumers.

Seasonality

Our business is seasonal with sales generally peaking in our fourth fiscal quarter, which ends April 30, as a result of most industry events and distributor shows normally scheduled during the early spring months. In addition, because of our operating schedule, which includes a summer and a winter shutdown of our manufacturing facilities, we have an increased number of operating days in our fourth fiscal quarter, which allows our shipping and production volumes to exceed other quarters. Seasonality, however, can be disrupted by external events, such as results of federal, state, and local elections and periodic social and political unrest, crime, and other factors that may drive sales or impact channel inventories.

Governmental Regulations of Firearms

Our business is primarily regulated by the Bureau of Alcohol, Tobacco, Firearms and Explosives, or ATF, which licenses the manufacture, sale, and import of firearms and firearm suppressors in the United States. The ATF conducts periodic audits of our facilities that hold federal firearms licenses.

There are also various state laws, regulations, and local ordinances relating to firearm characteristics, features, sales, and firearm magazine capacities. Local firearm dealers must comply with federal, state, and local laws, regulations, and ordinances pertaining to firearm, firearm suppressor, and magazine sales within their jurisdictions. We manufacture several firearm models and magazines in various capacities that comply with those laws, regulations, and ordinances for sales in those states and localities. In Massachusetts, for example, there are regulations related to the weight of the trigger pull, barrel length, material strength, and independent testing of handguns. California, Connecticut, Maryland, New Jersey, and New York, as well as other states, the District of Columbia, and other localities, have similar laws, ordinances, and restrictions. In addition, certain states and the District of Columbia have implemented laws related to microstamping. Generally, these laws require any new pistols to contain a microstamping mechanism, which must be able to etch or imprint an array of characters that identify the make, model, and serial number of a pistol onto each cartridge case when the pistol is fired. No commercially produced firearm has utilized the microstamping process, which many consider to be infeasible, and we have no plans to utilize any microstamping feature in our firearms. While these microstamping laws do not currently restrict our product offerings as a result of ongoing viability studies or legal challenges, in the future, they may restrict our ability to sell our products into these jurisdictions.

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

In our efforts to satisfy our environmental responsibilities and to comply with environmental laws and regulations, we have established, and periodically update, policies relating to the environmental standards of performance for our operations. We have in place programs that monitor compliance with various federal, state, and local environmental regulations. However, in the normal course of our manufacturing operations, we are subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges from our operations into the environment. We regularly incur substantial capital and operating costs to comply with environmental laws, including remediation of known environmental conditions which we fund through cash flows from operations. We spent $1.7 million, $1.5 million, and $1.5 million in fiscal 2025, 2024 and 2023, respectively, on environmental compliance, primarily related to disposal fees and containers.

In the normal course of our business, we may become involved in various proceedings relating to environmental health and safety matters, and we are currently engaged in an environmental investigation and remediation. Our manufacturing facilities are located on properties with long histories of industrial use, including the use of hazardous substances. We have identified soil and groundwater contamination at our Springfield facility that we continue to monitor and remediate, as appropriate. Based on the situation, an environmental reserve may be recorded based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. As of April 30, 2025, we did not have an open environmental reserve recorded in our consolidated balance sheet.

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

Training & Development

Attraction, development, and retention of employees is critical to our success. We offer training and development programs to encourage advancement from within, including the following:

•
tuition reimbursement for undergraduate or advanced degrees;
•
computer numerical control, or CNC, machine training in conjunction with a local community college;
•
wastewater treatment operator training leading to licensure;
•
reimbursement for continuing professional education for our professionally licensed employees;
•
other in-house and cross-functional training to aid with career advancement; and
•
an intern program for college students.

We believe that this training and development leads to more valuable contributions and satisfaction for our employees within their existing roles and also positions employees for roles they aspire to attain. The intern program is intended to serve as a talent pipeline for future hires, as an opportunity for us to receive fresh perspectives and ideas, to introduce college students to our brand and increase positive employer branding, and to contribute to beneficial community engagement. Finally, we conduct periodic compliance and industry training for employees on various topics that are important to our business, including sexual harassment, anti-corruption, and cybersecurity, among others.

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

Our Talent Acquisition team emphasizes recruiting and retaining a talented workforce with special focus on hiring veterans, whenever possible. Annual voluntary turnover for fiscal 2025, 2024, and 2023 was approximately 15%, 16%, and 18%, respectively.

We utilize third-party tools and databases to review compensation practices on an annual basis to ensure we pay all employees fairly. We engage the services of benefit consultants to provide expert advice on the development of benefit designs and offerings, current market trends, exposure to loss, and various contract provisions. We also partner with various recruiting services to expand our ability to attract a qualified workforce, as needed.

Health and Safety

Our Employee Assistance Program is supplemented by Cigna behavioral health tools in order to support employees’ mental, as well as physical health, needs.

We have a documented education and training plan to ensure employees are well trained on safety measures throughout the organization. We offer more than 55 different types of training, including lecture, classroom setting, and hands-on training to ensure our employees have the knowledge needed to ensure their safety, as well as the safety of others. The success of our training program has allowed us to maintain a relatively low level of safety claims and reduce lost work hours. Our calendar year 2024 and 2023 total recordable incident rate, or TRIR, of 2.3 and 1.6, respectively, and lost time incident rate, or LTIR, of 0.6 and 0.5, respectively, compares favorably to the latest OSHA industry data. According to OSHA, for our NAICS industry code, the calendar year 2023 and 2022 TRIR was 2.3 and 2.5, and the LTIR was 0.6 and 1.6, respectively. Our calendar year 2024 and 2023 near miss frequency rate was 1.9 and 0.3, respectively, and we did not have any fatalities in either year.

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
•
individual financial planning sessions with a certified financial planner;
•
twelve annual holidays and a paid time off program;
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

Headcount

As of April 30, 2025, we had 1,416 employees, including eleven part-time employees. None of our employees are represented by a union in collective bargaining with us. Of our employees, 30% have 10 or more years of service with our company and 3% have greater than 25 years of service with our company. We believe that our employee relations are good and that the high quality of our employee base is instrumental to our success.

Information About our Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position
Mark P. Smith	49	President and Chief Executive Officer
Deana L. McPherson	54	Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary
Kevin A. Maxwell	49	Senior Vice President, General Counsel, Chief Compliance Officer, and Secretary
Susan J. Cupero (a)	65	Vice President, Sales
(a)
Ms. Cupero retired on May 5, 2025.

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

Susan J. Cupero served as Vice President of Sales of our company from 2021 until her retirement in May 2025. Ms. Cupero held increasingly higher positions with our company during her 45 years of service, including Director of Independent Distributors from 2017 until 2021, and Director of Sales Administration from 2015 until 2017.

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

A variety of economic, political, social, legislative, regulatory, and inflationary factors could materially and adversely affect our business, operating results, and financial condition.

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

Our business may be adversely impacted by political, social, and related factors. Concerns about presidential, congressional, state, and local elections, and legislative and public policy shifts resulting from those elections, can adversely affect demand for our products. For example, we believe demand for our products was negatively impacted by unified Republican control of the executive and legislative branches of the federal government during the first two years of the first Trump administration and we believe demand for our products is currently being, and may continue to be, impacted by unified Republican control of the executive and legislative branches of the federal government, in each case, as a result of the reduced risks of gun control legislation and regulation. In addition, speculation surrounding increased gun control at the federal, state, and local level and heightened fears of crime and terrorism can affect consumer demand for our products. These concerns often result in an increase in near-term consumer demand for our products and subsequent softening of demand when these concerns subside. For example, we experienced historic levels of demand for our products in parts of fiscal 2022 and 2021 as a result of the impact of COVID-19 and the social unrest experienced in the United States during the summer of 2020, with demand for our products subsequently returning to more normalized levels. As a result of these significant fluctuations in demand, our operating results can vary significantly from period to period and we may build and maintain inventory levels that are significantly in excess of customer demand.

Federal and state legislatures frequently consider laws to regulate firearms, including the amendment or repeal of existing laws. Existing laws may also be affected by future judicial rulings and interpretations. Changes to existing laws or the enactment of new laws may seek to restrict the makeup of firearms, including limiting magazine capacity; mandating the use of certain technologies in a firearm; removing existing legal defenses in lawsuits; or banning the sale and, in some cases, the ownership of various types of firearms and accessories. For example, certain states (i) prohibit the sale of modern sporting rifles; (ii) restrict magazine capacity; or (iii) have adopted some form of so called "gun industry accountability" laws that attempt to facilitate the filing of civil lawsuits by the respective state government or private individuals against certain firearm industry participants. Certain states have also raised the minimum age for buying firearms and begun levying excise taxes on firearm, firearm component, and ammunition sales. Interest in gun control legislation among federal and state legislatures tends to intensify following significant events, such as mass shootings. If restrictive laws or restrictive changes to existing laws are adopted, we could find it difficult, expensive, or even impossible to comply with such laws, which could impede our ability to develop new products and distribute existing products, and it may become more difficult or costly to purchase our products. In addition, gun-control activists may succeed in imposing restrictions or an outright ban on private firearm ownership or particular firearm models, which could have a material adverse effect on our business, operating results, and financial condition.

In addition to these matters, which are largely beyond our control, demand for our products may also be adversely impacted by shortages of ammunition since potential purchasers of our products may choose not to purchase our products unless supplies of ammunition to use with our products are available. Since we do not manufacture ammunition, the supply of ammunition is also beyond our control.

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

The manufacture, sale, and purchase of firearms are subject to extensive federal, state, and local governmental regulation. The primary federal laws are the National Firearms Act of 1934, or NFA, the Gun Control Act of 1968, or GCA, and the Firearms Owners’ Protection Act of 1986, which have been amended from time to time. The NFA severely restricts the private ownership of fully automatic weapons and heavily regulates other firearms defined in that law and accompanying regulations, including firearm suppressors. The GCA places certain restrictions on interstate firearm sales, among other things. Most of our exported products are governed by the U.S. Department of Commerce and regulated by its Bureau of Industry and Security, or BIS, under the Export Administration Regulations. Certain of our exported products are governed by the U.S. Department of State and subject to the International Traffic in Arms Regulations. We are generally required to obtain U.S. government authorization for exports, including licensure or other similar authorization prior to engaging in international transactions. The U.S. government has discretion as to whether to grant a license. In addition, Congress may block a proposed sale of firearms that are export controlled by the Department of State valued at $1 million or more. Consequently, we may not be able to obtain export licenses or complete profitable contracts as a result of political or other reasons that are beyond our control. In May 2024, new BIS rules took effect that, among other things, led to the revocation of certain of our previously valid licenses that authorized firearm exports to non-government end users in countries deemed "high risk" by the State Department and otherwise imposed significant changes on the licensing requirements for many firearms exports. These new restrictions negatively impacted our international sales. Failure to receive required licenses or authorizations, or the termination or suspension of our export privileges, could have a material adverse effect on our business, operating results, and financial condition.

In addition to federal requirements, state and local laws and regulations may place additional restrictions or prohibitions on firearm ownership and transfer. These laws and regulations vary significantly from jurisdiction to jurisdiction. Some states or other governmental entities have enacted, and others are considering, laws restricting or prohibiting the ownership, use, sale, or importation of certain categories of firearms, firearm suppressors, ammunition, and ammunition feeding devices. For example, certain states have adopted restrictions on the sale of modern sporting rifles, and other states are considering adopting similar laws. Some states mandate, or are considering mandating, certain design features based on perceived safety or other grounds. California maintains a roster of handguns that are certified for sale in the state, and other states have adopted or are considering adopting similar rosters. Certain of our products have been removed from the California roster in the past (meaning that they can no longer lawfully be sold by retailers) and may be removed in the future. Finally, our ability to sell our products in international markets is impacted by local laws, rules, and regulations in those markets. For example, Canada has banned the sale, purchase, or transfer of various firearms within Canada, subject to certain exceptions. Such laws could have a material adverse effect on our business, operating results, and financial condition.

Existing industry protections may be repealed or affected by judicial rulings. For example, the Protection of Lawful Commerce in Arms Act of 2005, or the PLCAA, was enacted by Congress in 2005 to protect firearms manufacturers and dealers from liability when their legally manufactured and lawfully sold products are later used in criminal acts. The PLCAA (or state law equivalents of the PLCAA) could be repealed, amended, or affected by future judicial rulings and interpretations. If the PLCAA (or state law equivalents of the PLCAA) were repealed, amended, or reinterpreted, firearm manufacturers could face a significant increase in litigation, which could have a material adverse effect on our business, operating results, and financial condition.

Environmental Compliance.

We are subject to numerous federal, state, and local laws that regulate or otherwise relate to the protection of the environment, including the Clean Air Act, the Clean Water Act, CERCLA, and the Solid Waste Disposal Act, as amended by RCRA. CERCLA and RCRA and related state laws subject us to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at our manufacturing facilities and at third-party or formerly owned or leased sites at which contaminants generated by us may be located. We have incurred and expect to continue to incur expenditures in order to comply with these requirements. Further, we may become subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges.

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

Employment and Occupational Health and Safety Compliance.

We are subject to a number of employment and occupational health and safety laws and regulations, including the Fair Labor Standards Act and the Occupational Safety and Health Act and the rules and regulations promulgated thereunder, that could significantly increase our operating costs and reduce our operational flexibility. In 2024, we settled a matter involving the alleged non-payment of wages and overtime in violation of the Massachusetts Wage Act and Massachusetts Minimum Fair Wage Law.

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

Privacy Compliance.

Changing privacy laws in the United States, Europe, and elsewhere have created new individual privacy rights, imposed increased obligations on companies handling personal data, and increased potential exposure to fines, litigation, and penalties. In 2025, a purported class action matter was filed against us, alleging, among other things, violations of the California Invasion of Privacy Act.

Compliance with laws, regulations, and other requirements, including those discussed above, is costly and time consuming, and our failure to comply could cause us to incur fines and penalties, lead to restrictions on our ability to manufacture and sell our products and services, or otherwise negatively impact our ability to import or export the products that we sell. Allegations that we have failed to comply with these laws, regulations, and other requirements could also expose us to litigation and harm our reputation. In addition, these laws, regulations, and other requirements may change or be applied or interpreted in ways that will require us to modify our products, subject us to enforcement risk, expose us to reputational harm, or impose on, or require us to incur, additional costs, including substantial compliance costs, which may materially and adversely affect our business, operating results, and financial condition.

We face risks associated with international activities.

Our foreign sales and purchases of certain components expose us to various economic, political, and other risks, including the following:

•
compliance with U.S. and local laws and regulatory requirements, including adverse changes in those laws and requirements;
•
transportation delays or interruptions;
•
foreign exchange rate fluctuations;
•
limitations on imports and exports – In 2024, new BIS rules took effect that, among other things, led to the revocation of certain of our previously valid licenses that authorized firearm exports to non-government end users in countries deemed “high risk” by the State Department and otherwise imposed significant changes on the licensing requirements for many firearms exports;
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

The federal government has, at times, put in place tariffs and other trade restrictions with respect to other countries, including limiting trade and imposing tariffs on imports from foreign countries. In addition, other countries have, at times, threatened or put in place tariffs of their own. For example, in April 2025, the United States announced the imposition of worldwide reciprocal and other tariffs on its trading partners, and in response to the United States' actions, many of the United States' trading partners announced retaliatory tariffs.

We are currently subject to tariffs on certain of our products, and other of our products could become subject to tariffs in the future. Protectionist trade restrictions, such as changes in tariff structures, export or import compliance laws, or other trade policies in the United States or foreign countries could reduce our ability to sell our products in foreign markets, negatively impact the ability of foreign customers to purchase our products, adversely affect our ability to import products, components, and raw materials from foreign suppliers, and interfere with our supply chain. Tariffs that result in increased costs or adversely impact the availability of imported products, components, or raw materials used in the production of our products could materially and adversely impact our business, operating results, and financial condition. In particular, increased input costs may require us to increase the prices of our products, which may result in lower demand for our products or lower gross margins on such products if we are unable to increase the price of those products to our customers. In addition, the imposition of tariffs on products that we export to international markets could make those products more expensive compared to those of our competitors if we pass the additional costs on to our customers, which may also adversely impact our business.

High levels of inflation have adversely affected us and may continue to adversely affect us.

Many of the markets in which we sell our products, including our primary market in the United States, have experienced high levels of inflation. We believe high levels of inflation have depressed, and may continue to depress, consumer demand for our products as certain firearm consumers have traded down to purchase lower-priced firearms or delayed purchases due to cost concerns. Inflation can also adversely affect us by increasing material, labor, and other costs required to operate and grow our business, which we believe has reduced, and may continue to reduce, our profitability. For example, in response to inflationary pressures, we have experienced increases in the cost of certain of the components, parts, raw materials, and other supplies necessary for the production of our products, and such increases may continue to impact us in the future. Because we typically purchase these supplies based on short-term commitments from our suppliers, we are exposed to risks associated with significant levels of cost inflation. If we are unable to increase our prices to offset the effects of inflation, our business, operating results, and financial condition could be materially and adversely affected.

Risks Relating to Manufacturing, the Relocation, Raw Materials and Component Supply, Product Development and Performance, Customer Demand, and Brand Recognition

We must continue to introduce new products that are successful in the marketplace.

Our success depends on our ability to continue to conceive, design, produce or source, and market in a timely manner a continuing stream of innovative new products that appeal to consumers, achieve market acceptance, and drive customer satisfaction and loyalty. New product development can be a lengthy and costly process. Any new products that we develop and introduce to the marketplace may be unsuccessful in achieving customer or market acceptance or may achieve success that does not meet our expectations for a variety of reasons, including delays in introduction, unfavorable cost comparisons with alternative products, unfavorable customer or consumer acceptance, and unfavorable performance. Our business, operating results, and financial condition could be materially and adversely affected if we fail to introduce new products that consumers want to buy or we incur significant expenses related to proposed new products that prove to be unsuccessful for any reason.

Consumer preferences include the choice of sales channels. In 2025, we launched a direct-to-consumer e-commerce website for certain apparel and firearm accessories. Legal and regulatory restrictions apply to the sale of certain of the products offered (such as magazines) through our e-commerce website. As a result, we may be unable to sell or may choose not to sell certain products through our e-commerce website, and any changes in applicable federal or state laws or regulations may impact our ability to sell our products through our e-commerce website. Our efforts to increase our sales on our e-commerce website may not be successful.

We are subject to risks associated with the Relocation.

In connection with the Relocation, we continue to be subject to a number of risks, including those associated with meeting the spending, headcount, and wage commitments required to receive and/or retain certain governmental incentives associated with the Relocation and our ability to effectively implement and utilize productivity enhancements, including those related to automation. In addition, we have experienced, and may continue to experience, increased employee turnover and challenges in recruiting employees and retaining existing employees. This turnover may have resulted in, and may continue to result in, the loss of valuable historical knowledge concerning our business and its operations. In particular, we may be unable to recruit employees with the requisite skills to work at our Maryville facility, and we may struggle to recruit and retain employees to work in our Springfield facility, which has been significantly impacted by the Relocation. Any one or more of these risks could cause us to fail to realize the expected benefits of the Relocation.

Our operating facilities are critical to our success, and we may incur business disruptions.

We operate in only four facilities located in three locations, and our success depends on our ability to operate each facility efficiently.

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

We house our management, administrative, assembly (except for revolvers, certain metal pistols, and lever-action rifles, which continue to be manufactured and assembled in the Springfield facility), distribution, and plastic injection molding functions at our Maryville facility. Our Maryville facility includes computer controlled and automated equipment, which is complex and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, electronic or power interruptions, and other system failures.

We also depend on our Houlton facilities, which are used primarily to machine our firearm parts and manufacture all of our handcuffs and restraints.

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

The operations at our facilities may be interrupted or impaired by various operating risks, including risks associated with the following:

•
catastrophic events, such as fires, floods, earthquakes, explosions, natural disasters, severe weather, (including hurricanes, tornados, and droughts), and pandemics, or other similar occurrences;
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
•
labor shortages and disputes.

Business disruptions may impair our production and distribution capabilities and materially and adversely affect our business, operating results, and financial condition. Given the industry within which we operate and our brand, we may be more likely than other companies to be a target for malicious disruptive activities or physical attacks on our senior leadership team or facilities. The casualty and business interruption insurance that we maintain may not be adequate to protect us from the types and amounts of losses we may incur or from the adverse effects that may be caused by disruptions in our operations, such as the long-term loss of customers or an erosion of our brand image.

We rely on our supply chain for our production, and any interruptions in these arrangements could disrupt our ability to fill our customers’ orders.

We utilize contract manufacturers for a portion of our production requirements, particularly during periods of very high customer demand, in order to increase our manufacturing capacity and reduce our capital expenditures for facilities that may not always operate at peak capacity. Qualifying new contract manufacturers is time consuming and may result in unforeseen disruptions in our operations. The loss of our relationships with our contract manufacturers or their inability to conduct their services for us as anticipated in terms of capacity, cost, quality, and timeliness could adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements. If this were to occur, the resulting decline in net sales could harm our business.

The ability of our suppliers to effectively satisfy our production requirements could be impacted by their financial difficulty or various operating risks, including catastrophic events, pandemics such as COVID-19, terrorist attacks, natural disasters, interruptions in the delivery of raw materials or other manufacturing supplies, adverse government regulations, or equipment breakdowns or failures. The failure of any supplier to perform to our expectations could result in supply shortages or delays for certain products and product components and harm our business. If we experience significantly increased demand for our products, or if we need to replace an existing supplier, we may be unable to supplement or replace our production capacity on a timely basis or on terms that are acceptable to us, which may increase our costs, reduce our profitability, and harm our ability to deliver our products timely. For certain of our products, it may take a significant amount of time to identify and qualify a supplier that has the capability and resources to meet our product specifications in sufficient volume and satisfy our service and quality control standards. A number of factors related to our suppliers are beyond our control, including political and economic instability in the countries in which they operate, their financial and managerial instability, their failure to meet our standards or production deadlines, their lack of adequate quality control, problems they encounter with production capacity, their labor problems, the availability of raw materials, product quality issues, currency exchange rates, transport availability, cost, inflation, and other factors. Although we have insurance to cover potential loss from most of our suppliers for these events, we could experience losses in excess of our insured limits and any claims for various losses could be denied. In addition, failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could have a material adverse effect on us, as well as require additional resources to restore our supply chain.

The capacity of our contract manufacturers to produce our products also depends upon the cost and availability of raw materials. Our contract manufacturers and other suppliers may not be able to obtain sufficient supply of raw materials, which could result in delays in deliveries of our products by our manufacturers or increased costs. Any shortage of raw materials or inability of a manufacturer to produce or ship our products timely, or at all, could impair our ability to ship orders of our products in a cost-efficient, timely manner. As a result, we could experience cancellations of orders, refusals to accept deliveries, or reductions in our prices and margins, any of which could harm our financial performance, reputation, and operating results.

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

We have become increasingly dependent on a small number of key vendors that supply components and parts for our firearms as a result of our decision to increase our manufacturing flexibility by using third parties that can supplement our internal capacity to better react to changes in market conditions. We also use numerous raw materials, including steel, wood, lead, brass, and plastics, that we purchase from third-party suppliers to produce and test our products. The price of these raw materials may fluctuate substantially depending on a variety of factors, including demand, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation, environmental protection, and other unpredictable factors. Any of these factors may be exacerbated by global climate change. Inflationary pressures have resulted in increases in the cost of certain of the components, parts, raw materials, and other supplies necessary for the production of our products, and such increases may continue to impact us in the future. In addition, uncertainties related to governmental fiscal policies, including increased duties, tariffs, or other trade restrictions, could result in an increase in the price of components, parts, raw materials, and other supplies we purchase from third-party suppliers. In an inflationary environment, we may be unable to raise the price of our products sufficiently to keep up with the rate of inflation, which would reduce our profitability and cash flows.

Our inability to obtain sufficient quantities of components, parts, raw materials, and other supplies from independent sources necessary for the production of our products could result in reduced or delayed sales or lost orders, which could materially and adversely impact our operating results. Many of the components, parts, raw materials, and other supplies used to produce our products are available only from a limited number of suppliers. In most cases, we do not have long-term supply contracts with these suppliers. As a result, we could be subject to increased costs, supply interruptions, and difficulties in obtaining materials and finished products. Our suppliers also may encounter difficulties or increased costs in obtaining the materials necessary to produce the components and parts that we use in our products. The time lost in seeking and acquiring new sources of supply or our inability to locate alternative sources of supply of comparable quality at an acceptable price, or at all, could negatively impact our net sales and profitability.

Our business is highly dependent upon our brand recognition and reputation.

We believe that maintaining a high level of brand recognition and a strong reputation are critical to our success, particularly with respect to retaining existing customers and attracting new customers.

While we have historically relied on print and electronic media advertising to increase consumer awareness of our brands to increase purchasing intent and conversion, we increasingly rely on other forms of media advertising, including social media and digital marketing. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising, marketing, public relations, and promotional programs. These brand promotion activities may not be effective, and their efficacy will depend on a number of factors, including our ability to:

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

Increases in the pricing of one or more of our marketing and advertising channels could increase our marketing and advertising expenses or cause us to choose less expensive, but possibly less effective, marketing and advertising channels. If we implement new marketing and advertising strategies, we may incur higher costs, which in turn could materially and adversely affect our operating results. Implementing new marketing and advertising strategies also could increase the risk of devoting significant capital and other resources to endeavors that do not prove to be cost effective. We also may incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenue associated with such expenses, and our marketing and advertising expenditures may not generate sufficient levels of brand awareness and conversion or result in increased net sales. Even if our marketing and advertising expenses result in increased net sales, the increase might not offset our related expenditures. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace or supplement existing marketing and advertising channels with similarly or more effective channels, our marketing and advertising expenses could increase substantially, our customer base could be adversely affected, and our business, operating results, financial condition, and reputation could suffer.

Consumers are increasingly using online platforms to learn about firearms. We plan to continue to expand our brand recognition and product loyalty through social media and our websites, with generation of original content. We are subject to de-platforming, whereby our ability to share information on social platforms or websites could be blocked, limiting our ability to reach our customers. In addition, we seek endorsements and support from particular sporting enthusiasts, athletes, or other celebrities for certain of our products and brands, and those products and brands may become personally associated with those individuals. As a result, sales of the endorsed products could be adversely affected if any of those individuals’ images, reputations, or popularity were to be negatively impacted. Also, our internal policies and procedures may not adequately protect us from inappropriate acts committed or alleged to have been committed by our employees or social media partners, including endorsers/influencers, in which case we could be exposed to penalties and other sanctions by the Federal Trade Commission, or FTC, or other regulatory bodies.

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

Nearly all of our competitors are privately held, which may give them certain competitive advantages. For example, these competitors may be less focused on maintaining high levels of profitability, which may give them more flexibility to compete aggressively on price, particularly during periods of high inflation.

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

For fiscal 2025, sales to one of our customers represented 14.6% of our total net sales, and, as of April 30, 2025, this customer accounted for 36.1% of our total accounts receivable. For fiscal 2024, sales to three of our customers exceeded 10.0% of our net sales, totaling 34.8%. As of April 30, 2024, two of our customers each accounted for more than 10% of our accounts receivable, for a total of 47.9%.

Liability insurance coverage is expensive and may be difficult to obtain at commercially reasonable rates, or at all.

Our insurance policies are subject to periodic review by our insurers and may not be renewed at all or on similar or favorable terms. Because we manufacture and sell firearms, a number of insurance carriers have decided in the past, and may decide in the future, not to insure us. For example, in the past, certain insurance carriers have chosen either to cancel our insurance coverage or not to submit proposals to insure us in areas such as auto, general liability, and products liability insurance, among others. In addition, if we or other firearm manufacturers sustain significant losses or make significant insurance claims, our ability to obtain future insurance coverage at commercially reasonable rates could be materially and adversely affected. For example, our ability to obtain liability insurance on commercially reasonable terms has been adversely impacted by the $73 million settlement that was announced in 2022 between insurance carriers representing Remington Outdoor Company and plaintiffs in the Soto v. Bushmaster Firearms

International, LLC case. Our liability insurance costs were $7.8 million, $8.4 million, and $7.8 million in fiscal 2025, 2024, and 2023, respectively.

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

We are vigorously defending ourselves in a number of lawsuits. As a result of these or future lawsuits, we may have to pay significant damages or amounts in settlement above insurance coverage. An unfavorable outcome or prolonged litigation could materially and adversely impact our business, operating results, and financial condition. Defending litigation of this nature is also expensive and time consuming and may divert the resources, time, and attention of our management.

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

We have been and may continue to be subject to governmental investigations and inquiries. Such investigations and inquiries could subject us to various sanctions, including significant civil and criminal penalties, the indictment of our company or various of our officers and employees, our being prevented from bidding on domestic military and government contracts, restriction by the U.S. Government, including by the U.S. Department of State or U.S. Department of Commerce, on exporting our products, private civil litigation arising out of the outcome of the investigations or inquiries, the diversion of time and attention of our management from normal business operations, and a negative impact on the perception of our company by investors, customers, and others. For example, in 2020 the office of the attorney general of New Jersey issued us a subpoena requesting certain business records as part of an investigation into potential violations of the New Jersey Consumer Fraud Act; in 2022, certain gun control activists submitted a petition to the FTC suggesting that the FTC investigate and regulate our industry’s alleged unfair and deceptive advertising; and in 2022, the U.S. House of Representatives Committee on Oversight and Reform issued us a subpoena requesting certain business records as part of an investigation into certain firearm manufacturers, including us. More recently, in 2024 certain state attorneys general announced the formation of a multistate coalition that purports to target the firearm industry. Responding to inquiries and investigations, including through litigation, is time consuming and costly, may disrupt our ongoing business and distract management from operating our business, and may expose us to litigation, including claims raised by private plaintiffs.

Our business involves the potential for product recalls and product liability and other claims against us.

As a distributor of non-firearm consumer products, such as handcuffs, we are subject to the U.S. Consumer Products Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act of 2008, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous, and similar laws under foreign jurisdictions. Under certain circumstances, the Consumer Products Safety Commission or comparable foreign agencies could require us to repurchase or recall one or more of our products. Additionally, other laws and agencies regulate certain consumer products sold by us, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products could be costly and damage our reputation. If we were required to remove, or we voluntarily remove, our products from the market, our reputation could be tarnished, and we might have large quantities of finished products that we could not sell. We also face exposure to product liability claims in the event that one of our products is alleged to have resulted in property damage, bodily injury, or other adverse effects. In addition to the risk of substantial monetary judgments, fines, or penalties that may result from any governmental investigations, product liability claims, or regulatory actions, such events could result in negative publicity that could harm our reputation, adversely impact the value of our brands, and result in an increase in the cost of producing our products. Similar to product liability claims, we face exposure to class action lawsuits related to the performance, safety, or advertising of our products. Such class action lawsuits could result in substantial monetary judgments, injunctions related to the marketing and sale of products, and potentially harm our reputation.

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

We have filed lawsuits, and may file additional lawsuits in the future, to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. This litigation, whether successful or unsuccessful, could be costly and divert valuable resources, which could materially and adversely impact our business, financial condition, and results of operations.

Interruptions in the proper functioning of our information systems or other issues with our ERP systems could disrupt our operations.

We rely on our information systems to manage our business, data, communications, supply chain, ordering, pricing, billing, inventory replenishment, accounting functions, and other processes. Our systems are subject to damage or interruption from various sources, including computer and telecommunications failures, computer viruses, cybersecurity breaches, attacks by hackers and other breaches, introduction of malware or ransomware, phishing attacks, denial of service attacks, blocking of unauthorized service attacks, vandalism, severe weather conditions, power outages, catastrophic events, terrorism, and human error, and our disaster recovery planning cannot account for all eventualities. If our systems are damaged, fail to function properly, or otherwise become compromised or unavailable, we may incur substantial costs to repair or replace them, and we may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could materially and adversely affect our business, operating results, and financial condition.

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

We are subject to cybersecurity risks, including risks related to customer, employee, vendor, and other company data.

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

Cybersecurity-related vulnerabilities may remain undetected for an extended period of time. We maintain contingency plans and processes to prevent or mitigate the impact of events arising from these vulnerabilities; however, these events could result in operational disruptions or the misappropriation of sensitive data and, depending on their nature and scope, could lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes, operational disruptions, and exposure to liability. Such disruptions or misappropriations and the resulting repercussions, including reputational damage and legal claims or proceedings, may materially and adversely affect our business, operating results, and financial condition.

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

We are subject to risks related to corporate social responsibility.

Our environmental, social, and governance, or ESG disclosures (or lack thereof), in addition to ESG disclosure criteria established by third parties, may impact our reputation. For example, public perception, including among our stakeholders, may depend, in part, on the policies and procedures we adopt and the disclosures we make, whether or not we meet third party ESG disclosure requirements (including those related to human rights) that the ESG investment community deems relevant, and whether we are perceived to fail to act responsibly in the areas on which we report. The subjective nature and wide variety of methods and processes used by stakeholders, including investors, to assess companies on ESG criteria could result in a negative perception about our ESG-related policies and practices or a misrepresentation of those policies and practices. If our stakeholders feel that we are failing to achieve progress with respect to ESG factors, or if we fail to meet ESG disclosure criteria set by third parties, our ability to attract and retain employees; the willingness of third parties to do business with us; investors’ willingness or ability to purchase or hold our securities; or our ability to access capital, could be impacted, any of which could materially and adversely impact our business, operating results, and financial condition.

Actions of stockholder activists could cause us to incur substantial costs and divert management’s attention and our resources.

We have been, and may be in the future, subject to informal private or public inquiries and formal proxy proposals by stockholder activists urging us to take certain corporate actions. For example, in recent years, certain stockholder activists submitted proposals requesting that our Board of Directors engage a third party to conduct a human rights impact assessment. Responding to inquiries or proposals can be costly, time consuming, and disruptive to our operations and could divert the attention of our resources, including those of our management team and other employees. In addition, certain stockholder inquiries and proposals could create perceived uncertainties or concerns as to our future operating environment, legislative environment, strategy direction, or leadership, and could (i) result in the loss of potential business opportunities; (ii) harm our ability to attract or retain investors, customers, and employees; (iii) harm or disrupt our business and financial relationships; (iv) result in consumer boycotts of our products; and (iv) cause the trading price of our common stock to experience periods of decline, volatility, or stagnation. Stockholder activists have pressured and may continue to pressure us to adopt actions that are not in the best interests of our company or our stockholders, inconsistent with the legal operation of our business, or contrary to the beliefs of our core consumers, and our reputation could be damaged if our core consumers believe that we have adopted the gun control agenda of certain activists. In February 2025, certain stockholder activists filed a stockholder derivative suit against our directors and certain of our officers. Responding to the stockholder activists’ claims has been, and may continue to be, costly and time consuming. Finally, the actions of stockholder activists may strengthen our competitors, particularly those that are privately held and not subject to these types of gun control focused stockholder activism.

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

Our success depends on our ability to attract, motivate, train, and retain employees with the skills necessary to understand and adapt to our customers’ continuously developing needs. The increasing demand for qualified personnel makes it more difficult for us to attract and retain employees with requisite skill sets, particularly employees with specialized technical and trade experience. Changing demographics and labor work force trends also may result in a loss of knowledge and skills as workers with more tenure and experience retire. The market for both hourly workers and professional workers has been particularly challenging in recent years, and we have incurred higher labor costs as a result. Despite our focused efforts to attract and retain employees, our attrition rates in recent years have exceeded our historical rates, resulting in higher operating costs at certain of our facilities in the form of higher wages and higher levels of overtime pay. The Relocation was a significant contributing factor to these higher rates of attrition, as certain employees, particularly those based in our Springfield facility and former Deep River facility, left our employment to work for employers that would allow them to continue working near their homes or to work remotely. In addition to challenges associated with a competitive labor market, we may also struggle to identify qualified candidates who are comfortable or enthusiastic to work for a firearm business. If we fail to attract, motivate, train, and retain qualified personnel, or if we experience excessive turnover, we may experience declining sales, manufacturing delays or other operating inefficiencies, increased recruiting, training, and relocation costs, or other difficulties, and our business, financial condition, and results of operations may be materially and adversely impacted.

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

We are responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As disclosed in Item 9A, “Controls and Procedures,” we identified a material weakness in our internal control over financial reporting related to the accrual of certain legal expenses. A material weakness is defined as a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, we concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective as of April 30, 2025 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. We evaluated the errors resulting from the material weakness and determined that the related impact was not material to results of operations, financial position, or cash flows for any historical annual or interim period. We are actively engaged in implementing a remediation plan designed to address this material weakness; however, we cannot guarantee that these steps have been sufficient or that we will not have a material weakness in the future. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial statements.

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

We describe whether and how risks from identified cybersecurity threats have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “We are subject to cybersecurity risks, including risks related to customer, employee, vendor, and other company data” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

Governance

The Audit Committee is responsible for overseeing risks from cybersecurity threats, in accordance with its charter. The Audit Committee holds quarterly meetings and receives periodic reports from our Vice President – Information Technology (Chief Information Officer) concerning our significant cybersecurity threats and risks, and the processes we have implemented to address them.

Management plays an important role in assessing and managing our material risks from cybersecurity threats. Our Chief Information Officer – which is the management position responsible for assessing and managing material risks from cybersecurity threats – is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Audit Committee. He has over a decade of experience leading cybersecurity oversight, and leads other members of our information security team, who have professional cybersecurity experience, training, or certifications.

We maintain a cyber incident response plan that is designed to provide a framework that will allow us to respond effectively to a cybersecurity incident. A cyber emergency response team, which includes members of our executive leadership team, manages this plan. This team meets periodically to discuss cybersecurity threat trends and related information. Our incident response processes are designed to escalate certain cybersecurity incidents to our cyber emergency response team and include reporting to the Audit Committee for certain cybersecurity incidents.

We view cybersecurity threats as a shared responsibility. All new employees with company email addresses receive cybersecurity training as part of their onboarding, as well as annual training. We also periodically publish a cybersecurity newsletter to these employees related to topics such as phishing, social engineering, and insider-threat awareness.

Item 2. Properties

The following table sets forth information regarding our principal operating properties and other significant properties as of April 30, 2025. In general, our operating properties are well maintained, suitably equipped, and in good operating condition.

Location	Facility	Ownership Status
Maine
Houlton	Plant	Owned
Massachusetts
Springfield	Plant	Owned
Missouri
Columbia	Office & Warehouse	Leased — Assigned to a third party
Tennessee
Maryville	Executive Offices & Plant	Owned — Subject to the terms of certain real property and tax incentive agreements

Item 3. Legal Proceedings

Information regarding our legal proceedings is discussed in Note 14 to our consolidated financial statements, which is incorporated herein by reference.

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

Holders

On June 18, 2025, there were 876 record holders of our common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividend Policy

We have paid dividends on a quarterly basis since August 2020. Quarterly dividends, when declared, are paid approximately four weeks after earnings are announced. Payment of any cash dividends depends on our financial condition, operating results, and capital requirements as well as other factors deemed relevant by our Board of Directors. We paid dividends totaling $23.1 million and $22.0 million during fiscal 2025 and 2024, respectively.

Securities Authorized for Issuance under Equity Compensation Plans

For equity compensation plan information, refer to Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) in Part III of this Annual Report on Form 10-K.

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended April 30, 2025 for (i) our common stock, (ii) the Russell 2000 Index, and (iii) the S&P Composite 1500 Leisure Products Index (S&P 1500 Leisure Products on the graph below). The graph assumes an investment of $100 on April 30, 2020, with dividends reinvested. The performance shown is not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

Among Smith & Wesson Brands, Inc., The Russell 2000 Index,

And Peer Group

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

280.00
260.00
240.00
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
04/20
04/21
04/22
04/23
04/24
04/25
Smith & Wesson Brands, Inc.
Russell 2000 Index
S&P 1500 Leisure Products

* $100 invested on April 30, 2020 in stock or index — including reinvestment of dividends. Fiscal year ending April 30.

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Securities Act.

Repurchases of Common Stock

During the quarter ended April 30, 2025, there were no purchases of our common stock by us nor any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act.

Item 6. RESERVED

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

This section generally discusses year-to-year comparisons between fiscal 2025 and fiscal 2024. A discussion of our results of operations, liquidity, and capital resources for fiscal 2024 compared with fiscal 2023 is not included in this Annual Report on Form 10-K and can be found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for fiscal 2024, filed with the SEC on June 20, 2024. See also the discussion below related to an immaterial correction of an error.

2025 Highlights

Our operating results for fiscal 2025 included the following:

•
Net sales of $474.7 million represented a decrease of $61.2 million, or 11.4%, from the prior fiscal year.
•
Gross profit decreased $30.9 million, or 19.6%, from the prior fiscal year, primarily as a result of lower sales volume and a shift in product mix. Gross margin decreased 270 basis points from the prior fiscal year in spite of a $3.2 million legal settlement recognized in the prior year comparable period. Excluding the impact of the prior year legal settlement, gross margin was 330 basis points lower as a result of higher material costs, higher promotional costs, and a shift in product mix to lower margin products, partially offset by lower inventory adjustments (including standard cost revaluations, shrink, and excess inventory write downs).
•
Net income was $13.4 million, or $0.30 per diluted share, compared with net income of $41.4 million, or $0.89 per diluted share, for the prior fiscal year.
•
During fiscal 2025, we paid $23.1 million in dividends compared with $22.0 million in fiscal 2024.
•
During fiscal 2025, we purchased 1,844,073 shares of our common stock for $25.5 million.

Immaterial Correction of an Error

During the fourth quarter of fiscal 2025, we identified an immaterial error related to our accrual for certain legal expenses, resulting in an overstatement of general and administrative expenses in the interim and annual periods for the year ended April 30, 2024 and during the interim periods for the year ended April 30, 2025. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the quantitative and qualitative considerations of the error and determined that the related impact was not material to results of operations, financial position, or cash flows for any historical annual or interim period. Prior year amounts have been adjusted to correct the immaterial error, which overstated accrued expenses and deferred revenue and general and administrative expenses by $2.3 million and understated income tax expense by $569,000 and overstated the related amounts of income tax receivable by $548,000 and deferred income taxes by $21,000 as of April 30, 2024 and for the year then ended. Related changes to net income, corresponding line items within cash provided by operating activities, and related disclosures within the notes accompanying these financial statements, reflect the immaterial correction.

Key Performance Indicators

We evaluate the performance of our business based upon operating profit and net income, which includes net sales, cost of sales, selling and administrative expenses, and certain components of other income and expense. We also track our return on invested capital, and we use adjusted EBITDAS (earnings before interest expense, taxes, depreciation, amortization, and stock-based compensation expense, excluding certain non-operational items), which is a non-GAAP financial metric, as a supplemental measure of our performance in order to provide investors with an improved understanding of underlying performance trends. We evaluate the performance of our products using measurements such as gross margin per unit produced, units produced per day, revenue by trade channel, and incoming orders per day.

External Factors that Impact the Firearm Industry

The firearm industry has been subject to many external factors in the past that have significantly increased the volatility of revenue generated for companies within the industry. These factors include, among others, fears surrounding crime and terrorism; significant news events; potential restrictions on the sale or makeup of firearms; actual and potential legislative, judicial, and regulatory actions; economic changes; and changes in the social and political environment, including congressional and presidential elections. See Item 1A, Risk Factors, for further discussion of external factors that impact the firearm industry. Although these external factors have created demand surges and volatility in the firearm market, and often make it difficult to predict demand, we believe that those external factors have also likely contributed to a long-term increase in consumer interest in firearms. We estimate that the annual domestic non-military firearm market is approximately $2.8 billion for handguns and $1.9 billion for long guns, excluding shotguns, based on the latest data for industry shipments as calculated by the National Shooting Sports Foundation, or NSSF, utilizing Firearms and Ammunition Excise Tax data for calendar year 2023. According to calendar 2024 reports by the ATF, the U.S. firearm manufacturing industry grew at a 1.5% compound annual growth rate in units from 2018 through 2023, although there has been wide variation among years (e.g., 2019 to 2020 grew 58.0%). We believe that this expanding base of consumers combined with our strong brand reputation and attractive price points lend support to our goal of continuing to increase our market share.

Results of Operations

Net Sales and Gross Profit

The following table sets forth certain information regarding net sales and gross profit for the fiscal years ended April 30, 2025, 2024, and 2023 (dollars in thousands):

	2025	2024	$ Change	% Change	2023
Handguns	$331,936	$381,898	$(49,962)	(13.1)%	$360,668
Long guns	103,956	116,491	(12,535)	(10.8)%	74,230
Other products & services	38,769	37,444	1,325	3.5%	44,344
Total net sales	$474,661	$535,833	$(61,172)	(11.4)%	$479,242
Cost of sales	347,478	377,740	(30,262)	(8.0)%	324,705
Gross profit	$127,183	$158,093	$(30,910)	(19.6)%	$154,537
% of net sales (gross margin)	26.8%	29.5%			32.2%

The following table sets forth certain information regarding units shipped by trade channel for the fiscal years ended April 30, 2025, 2024, and 2023 (units in thousands):

Total Units Shipped	2025	2024	# Change	% Change	2023
Handguns	798	836	(38)	(4.5)%	793
Long guns	175	228	(53)	(23.2)%	148

Sporting Goods Channel Units Shipped	2025	2024	# Change	% Change	2023
Handguns	748	775	(27)	(3.5)%	734
Long guns	158	210	(52)	(24.8)%	137

Professional Channel Units Shipped	2025	2024	# Change	% Change	2023
Handguns	50	61	(11)	(18.0)%	59
Long guns	17	18	(1)	(5.6)%	11

Sales of our handguns decreased $50.0 million, or 13.1%, from fiscal 2024, primarily as a result of lower consumer demand within the industry and a shift in product mix to lower priced models, partially offset by increased shipments of newly introduced products (defined as any new SKU not shipped in the prior year), which represented 42.6% of handgun sales in the period, and a 2%-5% price increase on select products that became effective in the third fiscal quarter of fiscal 2024. Handgun unit shipments into the sporting goods channel decreased 3.5% from fiscal 2024, while overall consumer demand decreased 3.2%, (as indicated by adjusted background checks for handguns reported to the National Instant Criminal Background Check System, or NICS).

Sales of our long guns decreased $12.5 million, or 10.8%, from fiscal 2024, primarily as a result of lower consumer demand within the industry, partially offset by increased shipments of new products in the fiscal year, which represented 59.5% of sales in the period, a shift in product mix to higher priced models, and a 2%-5% price increase on select products that became effective in the third fiscal quarter of fiscal 2024. Unit shipments into the sporting goods channel decreased 24.8% from fiscal 2024, while overall consumer demand for long guns decreased 2.1%, as indicated by NICS. We believe that our unit demand declined at a significantly greater rate than NICS as a result of a combination of the industry-wide performance in some of the long gun categories in which we participate relative to those categories in which we do not participate fully, specifically hunting, as well as the impact in the current year of newly introduced products from the prior year that are at lower price points.

Other products and services sales increased $1.3 million, or 3.5%, over fiscal 2024, primarily because of increased component parts and suppressor sales, partially offset by lower business-to-business sales.

New products represented 42.8% of net sales for the 12 months ended April 30, 2025 and included six new pistols, six new long guns, and many new product line extensions.

Gross margin decreased 270 basis points from the prior fiscal year in spite of a $3.2 million legal settlement recognized in the prior year comparable period. Excluding the impact of the prior year legal settlement, gross margin was 330 basis points lower as a result of higher material costs, higher promotional costs, and a shift in product mix to lower margin models, partially offset by lower inventory adjustments (including standard cost revaluations, shrink, and excess inventory write downs).

Inventory balances increased $29.3 million between April 30, 2024 and April 30, 2025 as a result of a slowdown in demand combined with level loading of our manufacturing facilities to ensure our ability to satisfy anticipated future demand. While inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results, it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors, including seasonality, new product introductions, news events, political events, and consumer tastes. We expect our inventory levels to moderately decline during fiscal 2026.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the fiscal years ended April 30, 2025, 2024, and 2023 (dollars in thousands):

	2025	2024	$ Change	% Change	2023
Research and development	$9,567	$7,258	$2,309	31.8%	$7,550
Selling, marketing, and distribution	41,314	40,611	703	1.7%	37,073
General and administrative	54,933	63,133	(8,200)	(13.0)%	61,572
Gain on sale/disposition of assets, net	(2,515)	(11)	(2,504)	—	(65)
Total operating expenses	$103,298	$110,991	$(7,693)	(6.9)%	$106,130
% of net sales	21.8%	20.7%			22.1%

Research and development expenses increased $2.3 million, primarily because of higher materials and testing costs associated with new product development and higher compensation-related costs. Selling, marketing, and distribution expenses increased $702,000 in spite of a $1.9 million impairment on distribution equipment related to the Relocation and one-time costs related to our grand opening event at our Maryville facility in fiscal 2024. Excluding the impact of these one-time prior year charges, selling, marketing, and distribution expenses increased $3.5 million, primarily as a result of higher spending on promotions and higher compensation-related costs. General and administrative expenses decreased $8.2 million, primarily because of lower Relocation costs, lower profit-related compensation expense, and lower insurance costs, partially offset by higher legal costs. During fiscal 2025, we sold certain real estate located adjacent to our former Missouri distribution center for $2.3 million, net of transaction costs, and recognized a $2.3 million pre-tax gain on sale.

Operating Income

The following table sets forth certain information regarding operating income for the fiscal years ended April 30, 2025, 2024, and 2023 (dollars in thousands):

	2025	2024	$ Change	% Change	2023
Operating income	$23,884	$47,102	$(23,218)	(49.3)%	$48,407
% of net sales (operating margin)	5.0%	8.8%			10.1%

Operating income for fiscal 2025 decreased $23.2 million, or 49.3%, from the prior fiscal year, primarily for the reasons outlined above.

Other Income

The following table sets forth certain information regarding other income for the fiscal years ended April 30, 2025, 2024, and 2023 (dollars in thousands):

	2025	2024	$ Change	% Change	2023
Other (expense)/income, net	$(17)	$6,672	$(6,689)	(100.3)%	$150

Other income for fiscal 2025 decreased $6.7 million, primarily as a result of the sale of certain intangible assets in fiscal 2024.

Interest Expense

The following table sets forth certain information regarding interest expense for the fiscal years ended April 30, 2025, 2024, and 2023 (dollars in thousands):

	2025	2024	$ Change	% Change	2023
Interest expense, net	$(4,622)	$(2,055)	$2,567	124.9%	$(331)

Interest expense increased by $2.6 million, primarily as a result of higher average debt balances and lower average cash balances compared with fiscal 2024.

Income Tax Expense

The following table sets forth certain information regarding income tax expense for the fiscal years ended April 30, 2025, 2024, and 2023 (dollars in thousands):

	2025	2024	$ Change	% Change	2023
Income tax expense	$5,820	$10,356	$(4,536)	(43.8)%	$11,350
% of income from operations (effective tax rate)	30.2%	20.0%		10.2%	23.5%

We recorded income tax expense of $5.8 million for fiscal 2025, $4.5 million lower than the prior fiscal year, primarily because of decreased profitability. Our effective tax rates were 30.2% and 20.0% for fiscal 2025 and 2024, respectively. The 2024 rate was impacted favorably as a result of an amendment of prior year returns for the foreign derived income deduction that reduced 2024 income tax expense by $1.4 million, or 2.9%. Adjusting for the foreign derived income deduction for each year, the effective tax rate would have been 22.8% for fiscal 2024, which is 7.9% lower than fiscal 2025 due primarily to decreased pretax income and changes in state apportionment and other state adjustments.

Net Income

The following table sets forth certain information regarding net income and the related per share data for the fiscal years ended April 30, 2025, 2024, and 2023 (dollars in thousands, except per share data):

	2025	2024	$ Change	% Change	2023
Net income	$13,425	$41,363	$(27,938)	(67.5)%	$36,876
Net income per share:
Basic	$0.30	$0.90	$(0.60)	(66.7)%	$0.80
Diluted	$0.30	$0.89	$(0.59)	(66.3)%	$0.80

Net income decreased $27.9 million, or $0.59 per diluted share, from fiscal 2024 primarily for reasons outlined above.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our operations, including working capital and capital expenditures, and return capital to our stockholders. Capital expenditures for new product development and repair and replacement of equipment represent important cash needs.

The following table sets forth certain cash flow information for the fiscal years ended April 30, 2025, 2024, and 2023 (dollars in thousands):

	2025	2024	$ Change	2023
Operating activities	$(7,223)	$106,739	$(113,962)	$16,732
Investing activities	(19,173)	(81,490)	62,317	(89,781)
Financing activities	(9,212)	(17,966)	8,754	5,877
Total cash flow	$(35,608)	$7,283	$(42,891)	$(67,172)

Operating Activities

Operating activities generally represent the principal source of our cash flow.

Cash used in operating activities was $7.2 million in fiscal 2025 compared with $106.7 million of cash provided in fiscal 2024. Cash used in operating activities in fiscal 2025 was unfavorably impacted by a $29.3 million increase in inventory compared with a $16.6 million decrease in inventory in fiscal 2024, a $14.8 million decrease in accounts payable compared with a $18.2 million increase in accounts payable in fiscal 2024, an $8.1 million decrease in accrued payroll and incentives compared with a $1.4 million decrease in accrued payroll and incentives in fiscal 2024, a $4.4 million decrease in accrued profit sharing compared with a $895,000 increase in accrued profit sharing in fiscal 2024, and lower net income. Cash used in operating activities in fiscal 2025 was favorably impacted by a $3.2 million decrease in accounts receivable compared with a $3.9 million increase in accounts receivable in fiscal 2024.

Investing Activities

Cash used in investing activities decreased $62.3 million for fiscal 2025 compared with fiscal 2024. We paid $21.6 million for capital expenditures for fiscal 2025, which was $69.2 million lower than fiscal 2024, primarily as a result of payments related to the Relocation in the prior year period.

We currently expect to spend $25.0 to $30.0 million on capital expenditures in fiscal 2026.

Financing Activities

Cash used in financing activities was $9.2 million for fiscal 2025 compared with $18.0 million in fiscal 2024. Cash used in financing activities during fiscal 2025 was primarily the result of $25.5 million of share repurchases and $23.1 million in dividend distributions, partially offset by $40 million of net borrowings under our revolving line of credit.

Credit Facilities — We entered into the Second Amended and Restated Credit Agreement on October 3, 2024. The Second Amended and Restated Credit Agreement provides for a revolving line of credit of $175.0 million at any one time, or the Revolving Line. The Revolving Line bears interest at either the Base Rate (as defined in the Second Amended and Restated Credit Agreement) or the Adjusted Term SOFR rate (as defined in the Second Amended and Restated Credit Agreement), plus an applicable margin based on our consolidated leverage ratio. The Second Amended and Restated Credit Agreement also provides a swingline facility in the maximum amount of $5.0 million at any one time (subject to availability under the Revolving Line). Each Swingline Loan (as defined in the Amended and Restated Credit Agreement) bears interest at the Base Rate, plus an applicable margin based on our Adjusted Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement). Subject to the satisfaction of certain terms and conditions described in the Second Amended and Restated Credit Agreement, we have an option to increase the Revolving Line by an aggregate amount not exceeding $50.0 million. The Revolving Line matures on the earlier of October 3, 2029 or the date that is six months in advance of the earliest maturity of any Permitted Notes (as defined in the Second Amended and Restated Credit Agreement) under the Second Amended and Restated Credit Agreement.

As of April 30, 2025, we had $80.0 million of borrowings outstanding on the Revolving Line, bearing interest at an average rate of 6.69%, which was equal to the Adjusted Term SOFR rate plus an applicable margin.

The credit agreement for the Revolving Line contains financial covenants relating to maintaining a maximum leverage ratio and a minimum debt service coverage ratio. We were in compliance with all debt covenants as of April 30, 2025.

Share Repurchase Programs – On September 19, 2023, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions through September 19, 2024, or the 2023 Authorization. During fiscal 2024, we purchased 793,551 shares of our common stock for $10.2 million under the 2023 Authorization. During fiscal 2025, we purchased 1,531,763 shares of our common stock for $21.4 million under the 2023 Authorization. The 2023 Authorization expired on September 19, 2024. On September 5, 2024, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions from September 20, 2024 through September 20, 2025, or the 2024 Authorization. During fiscal 2025, we repurchased 312,310 shares of our common stock for $4.1 million under the 2024 Authorization. During fiscal 2025, we repurchased a total of 1,844,073 shares of our common stock for $25.5 million.

Finance Lease – We are a party to a material finance lease, which is a $46.2 million lease that has an effective interest rate of approximately 5.0% and is payable in 240 monthly installments through fiscal 2039, as well as a related payment and performance guaranty, dated October 26, 2017, in favor of the Original Missouri Landlord. The building is pledged to secure the amounts outstanding. As part of the Relocation, on January 31, 2023, we entered into the Assignment and Assumption Agreement and the Amended and Restated Guaranty. Because of the Amended and Restated Guaranty, we continue to account for this lease as we have since prior to the Relocation. During fiscal 2025, AOUT made payments pursuant to this lease directly to the landlord and we neither received nor paid any cash related to this arrangement. See Note 3 — Leases for additional information.

As of April 30, 2025, we had $25.2 million in cash and cash equivalents on hand.

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

Inflation

During fiscal 2025, 2024 and 2023 inflationary pressures resulted in increases in the cost of certain of the components, parts, raw materials, and other supplies necessary for the production of our products, as well as labor costs. We expect that inflation will continue to impact us during fiscal 2026.

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

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support or that engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected in our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to the variable interest rate associated with our credit agreement, which consists of a $175.0 million revolving line of credit that bears interest at either the Base Rate or Adjusted Term SOFR rate, plus an applicable margin based on our consolidated leverage ratio. For more information regarding our financing arrangements, see Note 4 — Notes and Loans Payable. As of April 30, 2025, we had $80.0 million of borrowings outstanding on the Revolving Line, which bore an interest rate of 6.69%, which is equal to Adjusted Term SOFR rate plus an applicable margin.

Item 8. Financial Statements and Supplementary Data

Reference is made to our consolidated financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this Annual Report on Form 10-K, which financial statements, notes, and report are incorporated herein by reference.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of April 30, 2025, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, we have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective. This determination is based on the material weakness in our internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

A company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

Management, with participation of the CEO and CFO, under the oversight of our Audit Committee of our Board of Directors, conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2025, using the framework established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of April 30, 2025 due to the material weakness in internal control over financial reporting, described below.

A material weakness, as defined in Exchange Act Rule 12b-2, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

A deficiency was identified in our internal control over financial reporting related to the operation of the control to review the accrual for certain legal expenses. This control did not operate effectively due to insufficient knowledge and experience of our personnel related to the reconciliation of the accrual for certain legal expenses.

The material weakness resulted in immaterial misstatements to the accrual for certain legal expenses that were recorded in our consolidated financial statements during the interim and annual periods for the year ended April 30, 2024 and during the interim periods for the year ended April 30, 2025. Prior period amounts have been adjusted to correct the immaterial error, which overstated accrued expenses and deferred revenue and general and administrative expenses, understated income tax expense, and overstated income tax receivable and deferred income taxes.

The material weakness creates a reasonable possibility that a material misstatement to our annual or interim consolidated financial statements would not be prevented or detected on a timely basis by our internal controls.

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of April 30, 2025.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company's internal control over financial reporting. KPMG LLP's report appears elsewhere in this Form 10-K.

Management’s Plan for Remediation of the Material Weakness

In response to the material weakness described above, with the oversight of the Audit Committee of our Board of Directors, management plans to remediate the material weakness such that the control over the accrual for certain legal expenses is operating effectively. The remediation actions include developing a training program for certain personnel to increase their knowledge of accruals for legal expenses.

Our remediation efforts are ongoing, and management expects that the remediation efforts and testing will continue in fiscal 2026. Management believes that these actions, and the improvements achieved as a result thereof, will effectively remediate the material weakness. However, the material weakness in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of 2025 has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

Rule10b5-1 Trading Arrangement; Non-Rule 10b5-1 Trading Arrangement

During the three months ended April 30, 2025, none of our directors or officers adopted or terminated a "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

Amendment of Material Definitive Agreements

On June 18, 2025, the Compensation Committee of our Board of Directors approved an amendment and restatement of the Smith & Wesson Brands, Inc. Executive Severance Plan, the Amended and Restated Severance Plan. Among other things, the Amended and Restated Severance Plan: (i) increases the duration of the Change in Control Protection Period (as defined therein) from 12 months to 24 months; (ii) increases the period of base salary continuation in the case of a termination without Good Cause (as defined therein) or a resignation for Good Reason (as defined therein) from 26 weeks to 18 months; (iii) increases the period of base salary continuation in the case of a termination without Good Cause during a Potential Change in Control Protection Period (as defined therein) or Change in Control Protection Period (as defined therein) or a resignation upon an Adverse Change in Control Effect (as defined therein) from 52 weeks to 24 months; (iv) increases the annual cash bonus payable under the scenario described in (iii) above to two times target; (v) provides that the non-competition restriction period will apply for the period during which the individual receives cash severance; (vi) increases the duration of the application of the non-solicitation restriction from 12 months to 18 months; and (vii) includes other administrative changes.

On June 18, 2025, we entered into an Amended and Restated Employment Agreement with our President and Chief Executive Officer, Mark Smith. Among other things, the Amended and Restated Employment Agreement: (a) increases the duration of the protection period related to a Change in Control (as defined therein) from 12 months to 24 months; (b) increases the period of base salary continuation in the case of a Change in Control from 18 months to 24 months; (c) increases the annual cash bonus payable under the scenario described in (b) above to two times target; (d) increases the duration of the car allowance, medical coverage and COBRA coverage benefits under the scenario described in (b) above from 18 months to two years; and (e) includes other administrative changes.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Financial Statements and Financial Statement Schedules
(1)
Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.
(2)
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the financial statements or notes above.
(b)
Exhibits

Exhibit Number	Exhibit

2.13***	Separation and Distribution Agreement, dated as of August 21, 2020, by and between the Registrant and American Outdoor Brands, Inc. (1)

3.1	Amended and Restated Bylaws (2)

3.4	Second Amended and Restated Articles of Incorporation (3)

3.9	Certificate of Withdrawal of Certificate of Designation (4)

4.1	Form of Common Stock Certificate (5)

4.2	Description of Securities (6)

10.51**	Agreement with Respect to Defense of Smith & Wesson: Firearms Litigation, dated as of November 11, 2004 (7)

10.107*	Smith & Wesson Brands, Inc. Executive Severance Pay Plan

10.108*	Adoption Agreement to the Smith & Wesson Nonqualified Supplemental Deferred Compensation Plan (9)

10.109*	Smith & Wesson Nonqualified Supplemental Deferred Compensation Plan Document (9)

10.110(a)*	2013 Incentive Stock Plan (10)

10.110(b)*	2022 Incentive Stock Plan (11)

10.111(b)*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2015 (12)

10.111(c)*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2020 (6)

10.111(d)*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2022 Incentive Stock Plan for awards made beginning in April 2023 (13)

10.112(b)*	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made in 2020 (6)

10.112(c)*	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in 2021 (6)

10.112(d)*	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2022 Incentive Stock Plan for awards made beginning in 2023 (13)

10.114(a)	Lease Agreement, dated October 26, 2017, by and between Ryan Boone County, LLC and Smith & Wesson Corp. (14)

10.114(b)	Assignment and Assumption of Lease Agreement, dated January 31, 2023, between Smith & Wesson Sales Company and American Outdoor Brands, Inc. (15)

10.115(a)	Guaranty, dated October 26, 2017, entered into by the Registrant (14)

10.115(b)	Amended and Restated Guaranty, dated January 31, 2023 (15)

10.119*	Employment Agreement, executed April 4, 2020 and effective as of January 15, 2020, by and between Mark P. Smith and the Registrant (16)

10.119(a)*	Amended and Restated Employment Agreement, executed June 18, 2025 and effective as of June 18, 2025, by and between Mark P. Smith and the Registrant

10.121	Transition Services Agreement dated as of August 21, 2020, by and between the Registrant and American Outdoor Brands, Inc (1)

10.122	Tax Matters Agreement, dated as of August 21, 2020, by and between the Registrant and American Outdoor Brands, Inc. (1)

10.123	Employee Matters Agreement, dated as of August 21, 2020, by and between the Registrant and American Outdoor Brands, Inc. (1)

10.124(a)***	Trademark License Agreement, dated as of August 24, 2020, by and between Smith & Wesson Inc. and AOB Products Company (1)

10.124(b)***	Amended and Restated Trademark License Agreement, dated as of April 11, 2024, by and between Smith & Wesson Inc. and AOB Products Company

10.125***	Sublease, dated as of August 24, 2020, by and between the Smith & Wesson Sales Company and American Outdoor Brands, Inc. (1)

10.126(a)***	Amended and Restated Credit Agreement, dated as of August 24, 2020, by and among the Registrant, Smith & Wesson Sales Company, Smith & Wesson, Inc., the Guarantors, the Lenders, and TD Bank, N.A. (1)

10.126(b)***

First Amendment to Amended and Restated Credit Agreement, dated as of April 28, 2023, by and among the Registrant, Smith & Wesson Sales Company, Smith & Wesson, Inc., the Guarantors, the Lenders, and TD Bank, N.A. (17)

10.126(c)***

Second Amended and Restated Credit Agreement, dated as of October 3, 2024, by and among the Registrant, Smith & Wesson Sales Company, Smith & Wesson, Inc., the Guarantors, the Lenders, and TD Bank, N.A. (19)

10.127

Project Agreement, dated September 30, 2021, by and among The Industrial Development Board of Blount County and the cities of Alcoa and Maryville, Tennessee, a public, nonprofit corporation organized and existing under the laws of the State of Tennessee and the Registrant (20)

10.128*	2021 Employee Stock Purchase Plan (21)

10.129***	Standard Design-Build Agreement and General Conditions, dated February 2, 2023, between Smith & Wesson Brands, Inc and The Christman Company (portions of the exhibit have been omitted) (15)

10.130*

Form of Indemnity Agreement entered into with the following directors and executive officers: as of August 9, 2022 with Anita D. Britt, Fred M. Diaz, Kevin A. Maxwell, Deana L. McPherson, Barry M. Monheit, and Robert L. Scott; as of August 24, 2022 with Susan J. Cupero; as of August 25, 2022 with Denis G. Suggs and Mark P. Smith; and as of July 17, 2023 with Michelle J. Lohmeier (22)

10.131	Form of Dividend Equivalent Award Agreement (23)

10.132*	Agreement and Release, dated April 28, 2025 (24)

19.1	Policy on Inside Information and Insider Trading

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP, an Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

97.1	Executive Officer Clawback Policy

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(17)
Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 20, 2024.
(18)
Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 2, 2023.
(19)
Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 4, 2024.
(20)
Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 30, 2021.
(21)
Incorporated by reference to the Registrant’s Form S-8 filed with the SEC on March 30, 2022.
(22)
Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on September 8, 2022.
(23)
Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on December 7, 2023.

(24)
Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 2, 2025.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH & WESSON BRANDS, INC.
/s/ Mark P. Smith
Mark P. Smith President and Chief Executive Officer

Date: June 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Mark P. Smith	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 20, 2025
Mark P. Smith

/s/ Deana L. McPherson	Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary (Principal Financial and Accounting Officer)	June 20, 2025
Deana L. McPherson

/s/ Robert L. Scott	Chairman of the Board	June 20, 2025
Robert L. Scott

/s/ Anita D. Britt	Director	June 20, 2025
Anita D. Britt

/s/ Fred M. Diaz	Director	June 20, 2025
Fred M. Diaz

/s/ Michelle J. Lohmeier	Director	June 20, 2025
Michelle J. Lohmeier

/s/ Barry M. Monheit	Director	June 20, 2025
Barry M. Monheit

/s/ Denis G. Suggs	Director	June 20, 2025
Denis G. Suggs

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Smith & Wesson Brands, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Smith & Wesson Brands, Inc. and subsidiaries (the Company) as of April 30, 2025, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 20, 2025 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG LLP

We have served as the Company's auditor since 2024.

Nashville, Tennessee

June 20, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Smith & Wesson Brands, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Smith & Wesson Brands, Inc. and subsidiaries' (the Company) internal control over financial reporting as of April 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of April 30, 2025, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements), and our report dated June 20, 2025 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the ineffective operation of a control over the accrual for certain legal expenses has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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

/s/ KPMG LLP

Nashville, Tennessee

June 20, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Smith & Wesson Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Smith & Wesson Brands, Inc. and subsidiaries (the "Company") as of April 30, 2024, the related consolidated statements of income, changes in stockholders' equity, and cash flows, for each of the two years in the period ended April 30, 2024, and the related notes (collectively referred to as the "financial statements").

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Hartford, Connecticut

June 20, 2024 (June 20, 2025, as to the immaterial correction of an error described in Note 2 and the retrospective application of the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, as described in Notes 2 and 16)

We began serving as the Company's auditor in 2014. In 2024 we became the predecessor auditor.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of:
	April 30, 2025	April 30, 2024
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$25,231	$60,839
Accounts receivable, net of allowances for credit losses of $5 on April 30, 2025 and $0 on April 30, 2024	55,868	59,071
Inventories	189,840	160,500
Prepaid expenses and other current assets	6,260	4,973
Income tax receivable	66	1,948
Total current assets	277,265	287,331
Property, plant, and equipment, net of accumulated depreciation and amortization of $368,811 on April 30, 2025 and $352,615 on April 30, 2024	242,648	252,633
Intangibles, net	2,409	2,598
Goodwill	19,024	19,024
Deferred income taxes	10,260	7,228
Other assets	8,006	8,614
Total assets	$559,612	$577,428
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,887	$41,831
Accrued expenses and deferred revenue	24,678	24,489
Accrued payroll and incentives	9,060	17,147
Accrued profit sharing	4,636	9,098
Accrued warranty	1,379	1,813
Total current liabilities	66,640	94,378
Notes and loans payable (Note 4)	79,096	39,880
Finance lease payable, net of current portion	33,703	35,404
Other non-current liabilities	7,719	7,852
Total liabilities	187,158	177,514
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 75,789,455 issued and 44,111,461 shares outstanding on April 30, 2025 and 75,395,490 shares issued and 45,561,569 shares outstanding on April 30, 2024	76	75
Additional paid-in capital	298,075	289,994
Retained earnings	532,615	542,414
Accumulated other comprehensive income	—	73
Treasury stock, at cost (31,677,994 shares on April 30, 2025 and 29,833,921 shares on April 30, 2024)	(458,312)	(432,642)
Total stockholders’ equity	372,454	399,914
Total liabilities and stockholders’ equity	$559,612	$577,428

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended April 30,
	2025	2024	2023
	(In thousands, except per share data)
Net sales	$474,661	$535,833	$479,242
Cost of sales	347,478	377,740	324,705
Gross profit	127,183	158,093	154,537
Operating expenses:
Research and development	9,567	7,258	7,550
Selling, marketing, and distribution	41,314	40,611	37,073
General and administrative	54,933	63,133	61,572
Gain on sale/disposition of assets, net	(2,515)	(11)	(65)
Total operating expenses	103,299	110,991	106,130
Operating income	23,884	47,102	48,407
Other (expense)/income, net:
Other (expense)/income, net	(17)	6,672	150
Interest expense, net	(4,622)	(2,055)	(331)
Total other (expense)/income, net	(4,639)	4,617	(181)
Income before income taxes	19,245	51,719	48,226
Income tax expense	5,820	10,356	11,350
Net income	$13,425	$41,363	$36,876
Net income per share:
Basic - net income	$0.30	$0.90	$0.80
Diluted - net income	$0.30	$0.89	$0.80
Weighted average number of common shares outstanding:
Basic	44,484	45,813	45,844
Diluted	44,932	46,248	46,170

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands, except per share data)	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at April 30, 2022	74,641	$75	$278,101	$504,640	$73	29,040	$(422,375)	$360,514
Stock-based compensation	—	—	5,102	—	—	—	—	5,102
Shares issued under employee stock purchase plan	175	—	1,528	—	—	—	—	1,528
Issuance of common stock under restricted stock unit awards, net of shares surrendered	213	—	(1,065)	—	—	—	—	(1,065)
Dividends issued ($0.40 per common share)	—	—	—	(18,333)	—	—	—	(18,333)
Net income	—	—	—	36,876	—	—	—	36,876
Balance at April 30, 2023	75,029	$75	$283,666	$523,184	$73	29,040	$(422,375)	$384,623
Stock-based compensation	—	—	5,683	—	—	—	—	5,683
Shares issued under employee stock purchase plan	151	—	1,484	—	—	—	—	1,484
Issuance of common stock under restricted stock unit awards, net of shares surrendered	215	—	(839)	—	—	—	—	(839)
Repurchase of treasury stock, including excise tax	—	—	—	—	—	794	(10,267)	(10,267)
Unpaid dividend accrued	—	—	—	(113)	—	—	—	(113)
Dividends issued ($0.48 per common share)	—	—	—	(22,020)	—	—	—	(22,020)
Net income	—	—	—	41,363	—	—	—	41,363
Balance at April 30, 2024	75,395	$75	$289,994	$542,414	$73	29,834	$(432,642)	$399,914
Stock-based compensation	—	—	7,609	—	—	—	—	7,609
Shares issued under employee stock purchase plan	175	—	1,598	—	—	—	—	1,598
Issuance of common stock under restricted stock unit awards, net of shares surrendered	219	1	(1,126)	—	—	—	—	(1,125)
Repurchase of treasury stock, including excise tax	—	—	—	—	—	1,844	(25,670)	(25,670)
Unpaid dividend accrued				(128)				(128)
Dividends issued ($0.52 per common share)	—	—	—	(23,096)	—	—	—	(23,096)
Net income	—	—	—	13,425	—	—	—	13,425
Other					(73)			(73)
Balance at April 30, 2025	75,789	$76	$298,075	$532,615	$—	31,678	$(458,312)	$372,454

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended April 30,
	2025	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$13,425	$41,363	$36,876
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	31,845	32,558	31,436
Gain on sale/disposition of assets	(2,515)	(5,595)	(55)
Recoveries on notes and accounts receivable	—	(23)	(27)
Deferred income taxes	(3,032)	857	(6,864)
Stock-based compensation expense	7,609	5,683	5,102
Non-cash sublease income	(1,724)	—	—
Other, net	(73)	—	—
Changes in operating assets and liabilities:
Accounts receivable	3,203	(3,896)	7,569
Inventories	(29,340)	16,618	(40,458)
Prepaid expenses and other current assets	(1,287)	(57)	653
Income taxes	1,882	(2,602)	(74)
Accounts payable	(14,771)	18,341	(8,606)
Accrued payroll and incentives	(8,087)	(1,418)	1,194
Accrued profit sharing	(4,462)	895	(5,340)
Accrued expenses and deferred revenue	(268)	3,995	(3,618)
Accrued warranty	(434)	142	(168)
Other assets	938	(267)	1,789
Other non-current liabilities	(132)	145	(2,677)
Net cash (used in)/provided by operating activities	(7,223)	106,739	16,732
Cash flows from investing activities:
Payments to acquire patents and software	(187)	(186)	(334)
Proceeds from sale of property and equipment	2,619	2,955	118
Proceeds from sale of intangible assets	—	6,500	—
Payments to acquire property and equipment	(21,605)	(90,759)	(89,565)
Net cash used in investing activities	(19,173)	(81,490)	(89,781)
Cash flows from financing activities:
Proceeds from loans and notes payable	75,000	50,000	25,000
Cash paid for debt issuance costs	(941)	—	—
Payments on finance lease obligation	(179)	(1,378)	(1,253)
Payments on notes and loans payable	(35,000)	(35,000)	—
Payments to acquire treasury stock	(25,468)	(10,213)	—
Dividend distribution	(23,096)	(22,020)	(18,333)
Proceeds to acquire common stock from employee stock purchase plan	1,598	1,484	1,528
Payment of employee withholding tax related to restricted stock units	(1,126)	(839)	(1,065)
Net cash (used in)/provided by financing activities	(9,212)	(17,966)	5,877
Net (decrease)/increase in cash and cash equivalents	(35,608)	7,283	(67,172)
Cash and cash equivalents, beginning of period	60,839	53,556	120,728
Cash and cash equivalents, end of period	$25,231	$60,839	$53,556
Supplemental disclosure of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$5,193	$4,745	$2,148
Income taxes	$7,288	$12,662	$18,208

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Year Ended April 30,
	2025	2024	2023
	(In thousands)
Purchases of property and equipment included in accounts payable	$2,289	$2,462	$15,767
Capital lease included in accrued expenses and finance lease payable	442	612	767

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

We are one of the world’s leading manufacturers and designers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, pistol caliber carbines, and lever-action rifles), handcuffs, firearm suppressors, and other firearm-related products for sale to a wide variety of customers, including firearm enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our products under the Smith & Wesson and Gemtech brands. We manufacture our products at our facilities in Maryville, Tennessee; Springfield, Massachusetts; and Houlton, Maine. We also sell our manufacturing services to other businesses to attempt to level-load our factories. We sell those services under our Smith & Wesson and Smith & Wesson Precision Components brands. On September 30, 2021, we announced our plan to move our headquarters and significant elements of our operations to Maryville, Tennessee in 2023, or the Relocation. During fiscal 2024, we began manufacturing and distribution activities from the new Maryville, Tennessee facility. During fiscal 2025, we ceased operations at our Deep River facility and vacated the premises. See Note 14 — Commitments and Contingencies, and Note 15 — Restructuring for more information.

2. Significant Accounting Policies

Immaterial Correction of an Error — During the fourth quarter of fiscal 2025, we identified an immaterial error related to our accrual for certain legal expenses, resulting in an overstatement of general and administrative expenses in the interim and annual periods for the year ended April 30, 2024 and during the interim periods for the year ended April 30, 2025. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the quantitative and qualitative considerations of the error and determined that the related impact was not material to results of operations, financial position, or cash flows for any historical annual or interim period. Prior year amounts have been adjusted to correct the immaterial error, which overstated accrued expenses and deferred revenue and general and administrative expenses by $2.3 million and understated income tax expense by $569,000 and overstated the related amounts of income tax receivable by $548,000 and deferred income taxes by $21,000 as of April 30, 2024 and for the year then ended. Related changes to net income, corresponding line items within cash provided by operating activities, and related disclosures within the notes accompanying these financial statements, reflect the immaterial correction.

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

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Smith & Wesson Brands, Inc. and its wholly owned subsidiaries, including Smith & Wesson Inc., Smith & Wesson Sales Company, and SWPC Plastics, LLC. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at April 30, 2025 and 2024 and for the periods presented, have been included. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications — We have reclassified certain amounts relating to prior period results to conform to current period presentation. These reclassifications have not changed the results of operations of prior periods.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents — We consider all highly liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts. As of April 30, 2025, all of our accounts exceeded federally insured limits.

Trade Receivables — We extend credit to our domestic customers and some foreign distributors based on their financial condition. We sometimes offer discounts for early payment on invoices. When we believe the extension of credit is not advisable, we rely on either a prepayment or a letter of credit. We write off balances deemed uncollectible by us against our allowance for credit losses. We estimate our allowance for credit losses through current past due balances, knowledge of our customers’ financial situations, and past payment history.

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

For fiscal 2025, sales to one of our customers represented 14.6% of our total net sales, and as of April 30, 2025, this customer accounted for 36.1% of our total accounts receivable. No other customer represented more than 10% of our fiscal 2025 net sales or accounted for more than 10% of our accounts receivable as of April 30, 2025. For fiscal 2024, sales to three of our customers exceeded 10% of our net sales, totaling 34.8%. As of April 30, 2024, two of our customers each accounted for more than 10% of our accounts receivable, for a total of 47.9%.

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

Description	Useful Life
Building and improvements	10 to 40 years
Software and hardware	2 to 7 years
Machinery and equipment	2 to 10 years
Office equipment and furniture	5 years

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

Revenue Recognition — We recognize revenue in accordance with the provisions of Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers. Generally, all performance obligations are

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

satisfied and revenue is recognized when the risks and rewards of ownership have transferred to the customer, which is generally upon shipment but could be delayed until the receipt of customer acceptance.

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

We generally sell our products free on board, or FOB, shipping point and provide payment terms to most commercial customers ranging from 20 to 60 days of product shipment with a discount available to some customers for early payment. Generally, framework contracts define the general terms of sales, including payment terms, freight terms, insurance requirements, and cancelation provisions. Purchase orders define the terms for specific sales, including description, quantity, and price of each product purchased. We estimate variable consideration relative to the amount of cash discounts to which customers are likely to be entitled. As a result of utilizing practical expedients in accordance with ASC 606, we do not consider these extended terms to be a significant financing component of the contract because the payment terms are less than one year. In all cases, we consider our costs related to shipping and handling to be a cost of fulfilling the contract with the customer.

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

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per common share (in thousands, except per share data):

	For the Year Ended April 30,
	2025	2024	2023
Net income	$13,425	$41,363	$36,876
Weighted average shares outstanding — Basic	44,484	45,813	45,844
Effect of dilutive stock awards	448	436	326
Weighted average shares outstanding — Diluted	44,932	46,248	46,170
Earnings per share — Basic	$0.30	$0.90	$0.80
Earnings per share — Diluted	$0.30	$0.89	$0.80

For fiscal 2025, 2024, and 2023, the number of shares excluded from the computation of diluted earnings per share was 29,935, 18,009, and 30,307, respectively, because the effect would be antidilutive.

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

In accordance with ASC 350, Intangibles-Goodwill and Other, we evaluate goodwill for potential impairment on an annual basis, as of February 1, and whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. Under the guidance, we may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test for goodwill impairment would be performed. If the fair value of our single reporting unit exceeds the carrying value of our net assets, including goodwill, goodwill is not impaired. If the carrying value of our net assets, including goodwill, exceeds the fair value of the reporting unit, then we would determine the implied fair value of the reporting unit’s goodwill. If the carrying value of our goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. We did not record any goodwill impairments during the fiscal years ended April 30, 2025 or 2024.

The re-measurement of goodwill is classified as a Level 3 fair value assessment as described in Note 9 - Fair Value Measurement, due to the significance of unobservable inputs developed using company-specific information.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty — We generally provide a limited one-year warranty and a lifetime service policy to the original purchaser of our new firearm products. We will also repair or replace certain products or parts found to be defective under normal use and service with an item of equivalent value, at our option, without charge during the warranty period. In addition, we sometimes experience certain manufacturing and design issues with respect to our firearms and initiate product recalls and safety alerts.

We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We adjust accruals as warranty claims data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize would be adversely impacted. Warranty expense for the fiscal years ended April 30, 2025, 2024, and 2023 amounted to $2.4 million, $2.6 million, and $1.5 million, respectively.

The following table sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the fiscal years ended April 30, 2025, 2024, and 2023 (in thousands):

Balance as of April 30, 2023	$4,005
Warranties issued and adjustments to provisions	2,560
Warranty claims	(2,681)
Balance as of April 30, 2024	3,884
Warranties issued and adjustments to provisions	2,390
Warranty claims	(2,998)
Balance as of April 30, 2025	$3,276

Advertising Costs — We expense advertising costs, primarily consisting of magazine advertisements, printed materials, television advertisements, digital advertisements, radio advertisements, and billboards, either as incurred or upon the first occurrence of the advertising. Advertising expense, included in selling, marketing, and distribution expenses, for the fiscal years ended April 30, 2025, 2024, and 2023, amounted to $15.2 million, $14.7 million, and $14.7 million, respectively.

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

Recently Issued Accounting Standards — The Financial Accounting Standards Board, or FASB, issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosure requirements included in ASU 2023-07 are required for all public entities, including entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The guidance is required to be applied on a retrospective basis. We adopted ASU 2023-07 in the fourth quarter of fiscal 2025. The adoption of this guidance resulted in additional financial statement disclosures and had no impact to our consolidated financial condition, results of operations, or cash flows. See Note 16 - Segment Reporting which includes the disclosures resulting from our adoption of this guidance.

In December 2023, the FASB, issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income taxes and provide more details about the reconciling items in some categories if items meet a quantitative threshold. Entities will have to provide qualitative disclosures about the new categories. The guidance will require all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state, and foreign taxes for annual periods, and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. Entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance is effective for annual periods beginning after December 15, 2024, or the fiscal year ending April 30, 2026 for us. We are currently evaluating the impact, if any, that the adoption of this standard will have on financial disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires entities to disclose, in the notes to financial statements, specified information about certain costs and expenses included in each relevant expense caption presented on the face of the income statement. Entities will also be required to disclose qualitative descriptions of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Entities will need to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. Entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance is effective for annual periods beginning after December 15, 2026, or

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fiscal year ending April 30, 2028 for us. We are currently evaluating the impact that the adoption of this standard will have on financial disclosures.

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

The amounts of assets and liabilities related to our operating and financing leases as of April 30, 2025 and 2024 were as follows (in thousands):

	Balance Sheet Caption	April 30, 2025	April 30, 2024
Operating Leases
Right-of-use assets		$1,623	$6,761
Accumulated amortization		(1,211)	(5,411)
Right-of-use assets, net	Other assets	$412	$1,350

Current liabilities	Accrued expenses and deferred revenue	$233	$947
Non-current liabilities	Other non-current liabilities	318	574
Total operating lease liabilities		$551	$1,521
Finance Leases
Right-of-use assets		$41,631	$41,631
Accumulated depreciation		(12,973)	(11,713)
Right-of-use assets, net	Property, plant, and equipment, net	$28,658	$29,918

Current liabilities	Accrued expenses and deferred revenue	$1,701	$1,564
Non-current liabilities	Finance lease payable, net of current portion	33,703	35,404
Total finance lease liabilities		$35,404	$36,968

During fiscal 2025, we recorded $1.0 million of operating lease costs. We recorded $2.3 million of finance lease amortization and $1.8 million of financing lease interest expense during fiscal 2025. As of April 30, 2025, our weighted average lease term and weighted average discount rate for our operating leases was 2.4 years and 4.4%, respectively. As of April 30, 2025, our weighted average lease term and weighted average discount rate for our financing leases were 13.4 years and 5.0%, respectively, and consisted primarily of our former Missouri distribution center. The building is pledged to secure the amounts outstanding. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

On October 26, 2017, we entered into a lease agreement with Ryan Boone County, LLC, or the Original Missouri Landlord, concerning certain real property located in Boone County, Missouri on which we had been operating our distribution center, or the Missouri Lease, as well as a related payment and performance guaranty, dated

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 26, 2017, in favor of the Original Missouri Landlord. As part of the Relocation, on January 31, 2023, we entered into (i) an assignment and assumption agreement with American Outdoor Brands, Inc., our former wholly owned subsidiary, or AOUT (which became effective on January 1, 2024), pursuant to which AOUT assumed all of our rights, entitlement, and obligations in, to, and under the Missouri Lease, or the Assignment and Assumption Agreement, and (ii) an amended and restated guaranty in favor of RCS-S&W Facility, LLC, as successor in interest to the Original Missouri Landlord, pursuant to which Smith & Wesson Sales Company was added as a guarantor, or the Amended and Restated Guaranty. Because of the Amended and Restated Guaranty, we continue to account for this lease as we have since prior to the Relocation. During fiscal 2025, AOUT made payments pursuant to this lease directly to the landlord and we neither received nor paid any cash payments related to this arrangement. For the fiscal year ended April 30, 2025, noncash sublease income was $1.7 million and was recorded in general and administrative expense in our consolidated statements of income. During the fiscal year ended April 30, 2025 we recognized $2.1 million of depreciation expense associated with the related right-of-use asset. In addition, on January 5, 2024, we entered into an amendment to extend the lease term on our Deep River facility through January 4, 2025, at which time we ceased the related operations and vacated the premises.

The following table represents future expected undiscounted cashflows, based on the Assignment and Assumption Agreement with AOUT, to be received by the landlord directly from AOUT on an annual basis for the next five years and thereafter, as of April 30, 2025 (in thousands):

Fiscal	Amount
2026	$3,235
2027	3,292
2028	3,350
2029	3,408
2030	3,468
Thereafter	32,030
Total future receipts	48,783
Less amounts representing interest	(13,821)
Present value of receipts	$34,962

Future lease payments for all our operating and finance leases for succeeding fiscal years are as follows (in thousands):

	Operating	Financing	Total
2026	299	3,433	$3,732
2027	272	3,490	3,762
2028	125	3,424	3,549
2029	—	3,408	3,408
2030	—	3,468	3,468
Thereafter	—	32,030	32,030
Total future lease payments	696	49,253	49,949
Less amounts representing interest	(145)	(13,849)	(13,994)
Present value of lease payments	551	35,404	35,955
Less current maturities of lease liabilities	(233)	(1,701)	(1,934)
Long-term maturities of lease liabilities	$318	$33,703	$34,021

During fiscal 2025, the cash paid for amounts included in the measurement of liabilities and operating cash flows was $1.2 million.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Notes and Loans Payable

Credit Facilities — On August 24, 2020, we and certain of our subsidiaries entered into an amended and restated credit agreement, or the Amended and Restated Credit Agreement, with certain lenders, including TD Bank, N.A., as administrative agent; TD Securities (USA) LLC and Regions Bank, as joint lead arrangers and joint bookrunners; and Regions Bank, as syndication agent. The Amended and Restated Credit Agreement provided for a revolving line of credit of $100.0 million at any one time. On April 28, 2023, we entered into an amendment to the Amended and Restated Credit Agreement to, among other things, replace LIBOR with SOFR as the interest rate benchmark and amend the definition of “Consolidated Fixed Charge Coverage Ratio” to exclude unfinanced capital expenditures in connection with our plan to move our headquarters and significant elements of our operations to Maryville, Tennessee in 2023, or the Relocation. The revolving line bore interest at either the Base Rate (as defined in the Amended and Restated Credit Agreement) or the Adjusted Term SOFR rate, plus an applicable margin based on our consolidated leverage ratio.

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

The Second Amended and Restated Credit Agreement provides for a revolving line of credit of $175.0 million at any one time, or the Revolving Line. The Revolving Line bears interest at either the Base Rate (as defined in the Second Amended and Restated Credit Agreement) or the Adjusted Term SOFR rate, plus an applicable margin based on our consolidated leverage ratio. The Second Amended and Restated Credit Agreement also provides a swingline facility in the maximum amount of $5.0 million at any one time (subject to availability under the Revolving Line). Each Swingline Loan (as defined in the Second Amended and Restated Credit Agreement) bears interest at the Base Rate, plus an applicable margin based on our Adjusted Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement). Subject to the satisfaction of certain terms and conditions described in the Second Amended and Restated Credit Agreement, we have an option to increase the Revolving Line by an aggregate amount not exceeding $50.0 million. The Revolving Line matures on the earlier of October 3, 2029 or the date that is six months in advance of the earliest maturity of any Permitted Notes (as defined in the Second Amended and Restated Credit Agreement) under the Second Amended and Restated Credit Agreement.

As of April 30, 2025, we had $80.0 million of borrowings outstanding on the Revolving Line, bearing interest at a weighted average rate of 6.69%, which is equal to the Adjusted Term SOFR rate plus an applicable margin.

The Second Amended and Restated Credit Agreement contains customary limitations, including limitations on indebtedness, liens, fundamental changes to business or organizational structure, investments, loans, advances, guarantees, and acquisitions, asset sales, dividends, stock repurchases, stock redemptions, and the redemption or prepayment of other debt, and transactions with affiliates. We are also subject to financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of April 30, 2025, we were compliant with all required financial covenants.

Letters of Credit – At April 30, 2025, we had outstanding letters of credit aggregating $2.7 million, which included a $1.5 million letter of credit to collateralize our captive insurance company.

Debt Issuance Costs — During fiscal 2025, we incurred $941,000 of debt issuance costs. We did not incur any debt issuance costs during fiscal 2024 or 2023. Debt issuance costs are amortized to expense over the life of the credit

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility. In total, we amortized $157,000, $89,805, and $89,805 to interest expense for all debt issuance costs in fiscal 2025, 2024, and 2023, respectively.

5. Net Sales

The following table sets forth the breakdown of net sales for the fiscal years ended April 30, 2025, 2024, and 2023 (in thousands):

	For the Years Ended April 30,
	2025	2024	2023
Handguns	$331,936	$381,898	$360,668
Long Guns	103,956	116,491	74,230
Other Products & Services	38,769	37,444	44,344
Total Net Sales	$474,661	$535,833	$479,242

We sell our products and services under our Smith & Wesson and Gemtech brands. Depending upon the product or service, our customers primarily include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; businesses; retailers; and retail consumers for non-serialized firearms-related products.

We sell our products worldwide. The following table sets forth the breakdown of export net sales included in the above table. Our export net sales shown below accounted for approximately 5%, 5%, and 4% of total net sales for the fiscal years ended April 30, 2025, 2024, and 2023, respectively (in thousands):

	For the Years Ended April 30,
Region	2025	2024	2023
Asia	$8,174	$9,346	$5,411
Europe	6,995	4,786	6,569
Latin America	1,498	5,314	4,052
All others international	6,428	5,143	3,736
Total international net sales	$23,095	$24,589	$19,768

6. Property, Plant, and Equipment

The following table summarizes property, plant, and equipment as of April 30, 2025 and 2024 (in thousands):

	April 30, 2025	April 30, 2024
Machinery and equipment	$344,706	$337,772
Building and improvements	154,398	154,507
Software and hardware	54,775	52,750
Land and improvements	3,557	3,109
Right of use assets	41,631	41,631
Construction in progress	12,392	15,479
Total property, plant, and equipment	611,459	605,248
Less: Accumulated depreciation and amortization	(368,811)	(352,615)
Total property, plant, and equipment, net	$242,648	$252,633

Total depreciation of tangible assets and amortization of software expense amounted to $31.3 million, $32.0 million, and $31.0 million for the fiscal years ended April 30, 2025, 2024, and 2023, respectively.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes depreciation and amortization expense, which includes amortization of intangibles and debt financing costs, by line item for the fiscal years ended April 30, 2025, 2024, and 2023 (in thousands):

	For the Years Ended April 30,
	2025	2024	2023
Cost of sales	$18,904	$20,607	$22,205
Research and development	1,164	533	529
Selling, marketing, and distribution	2,115	3,635	1,524
General and administrative	9,505	7,693	7,088
Interest expense, net	157	90	90
Total depreciation and amortization	$31,845	$32,558	$31,436

7. Inventories

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or net realizable value, as of April 30, 2025 and 2024 (in thousands):

	April 30, 2025	April 30, 2024
Finished goods	$115,686	$83,337
Finished parts	55,119	56,282
Work in process	6,037	8,033
Raw material	12,998	12,848
Total inventories	$189,840	$160,500

8. Accrued Expenses and Deferred Revenue

The following table sets forth other accrued expenses as of April 30, 2025 and 2024 (in thousands):

	April 30, 2025	April 30, 2024
Accrued taxes other than income	$5,907	$5,838
Accrued customer incentives and promotions	4,853	3,172
Accrued employee benefits	3,240	2,742
Accrued professional fees	1,774	2,603
Current portion of finance lease obligation	1,701	1,564
Current portion of operating lease obligation	233	947
Accrued settlement	—	3,200
Accrued other	6,970	4,423
Total accrued expenses and deferred revenue	$24,678	$24,489

9. Fair Value Measurement

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $25.2 million and $60.8 million as of April 30, 2025 and 2024, respectively. The carrying value of our revolving line of credit approximated the fair value as of April 30, 2025. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

As of April 30, 2025, we did not have any Level 2 or Level 3 financial assets or liabilities.

10. Self-Insurance Reserves

As of April 30, 2025 and 2024, we had reserves for workers’ compensation, product liability, and medical/dental costs totaling $8.7 million, (of which $3.6 million and $3.3 million, respectively, was classified as other non-current liabilities). As of April 30, 2025 and 2024, $5.1 million and $5.4 million, respectively, were included in current liabilities on the accompanying consolidated balance sheets. In addition, as of April 30, 2025 and 2024, $1.1 million and $984,000, respectively, of workers’ compensation receivable was classified as other assets. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates.

The following table summarizes the activity in the workers’ compensation, product liability, and medical/dental reserves in the fiscal years ended April 30, 2025 and 2024 (in thousands):

	For the Year Ended April 30,
	2025	2024
Beginning balance	$8,699	$9,239
Additional provision charged to expense	1,395	2,921
Payments	(1,400)	(3,461)
Ending balance	$8,694	$8,699

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability, workers’ compensation, and other matters when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonably estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable and reasonably estimable. As of April 30, 2025 and 2024, we had accrued reserves for product litigation liabilities of $3.1 million (of which $566,000 and $497,000, respectively, was non-current), consisting entirely of expected legal defense costs. As of April 30, 2025 and 2024, we had no receivables from insurance carriers related to these liabilities.

11. Stockholders’ Equity

Treasury Stock

On September 19, 2023, our Board of Directors authorized the repurchase of $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions through September 19, 2024, or the 2023 Authorization. During fiscal 2024, we purchased 793,551 shares of our common stock for $10.2 million under the 2023 Authorization. During fiscal 2025, we purchased 1,531,763 shares of our common stock for $21.4 million under the 2023 Authorization. The 2023 Authorization expired on September 19, 2024. On September 5, 2024, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions from September 20, 2024 through September 20, 2025, or the 2024 Authorization. As of April 30, 2025, we had repurchased 312,310 shares of our common stock for $4.1 million under the 2024 Authorization. We did not purchase any shares of our common stock during fiscal 2023.

During the year ended April 30, 2025, we repurchased a total of 1,844,073 shares of our common stock for $25.5 million. During the year ended April 30, 2024, we repurchased a total of 793,551 shares of our common stock for $10.2 million.

Incentive Stock and Employee Stock Purchase Plans

We have two stock incentive plans: the 2013 Incentive Stock Plan and the 2022 Incentive Stock Plan, or, together, the Incentive Stock Plans, under which employees and non-employees may be granted stock options, restricted stock awards, restricted stock units, or RSUs, stock appreciation rights, bonus stock, and awards in lieu of obligations, performance awards, and dividend equivalents. No grants have been made under the 2013 Incentive Stock Plan since our stockholders approved the 2022 Incentive Stock Plan at our annual meeting of stockholders held in September 2022. All new grants are issued under the 2022 Incentive Stock Plan.

The 2022 Incentive Stock Plan authorizes the issuance of 1,000,000 shares, plus 4,312,247 shares that were reserved and remained available for grant and delivery under the 2013 Incentive Stock Plan as of September 12, 2022, the effective date of the 2022 Incentive Stock Plan. The 2022 Incentive Stock Plan permits the grant of options to acquire common stock, restricted stock awards, RSUs, stock appreciation rights, bonus stock and awards in lieu of obligations, performance awards, and dividend equivalents. Our Board of Directors, or a committee of our Board of Directors, administers the stock plans, selects recipients to whom awards are granted, and determines the grants to be awarded. Options granted under the stock plans are exercisable at a price determined by our Board of Directors or a committee of our Board of Directors at the time of grant, but in no event, less than fair market value of our common stock on the effective date of the grant. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the stock plans are generally nontransferable and subject to forfeiture.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Except in specific circumstances, grants of stock options vest over a period of four years and are exercisable for a period of 10 years after vesting. The 2022 Incentive Stock Plan also permits the grant of stock options to non-employees, which our Board of Directors or a committee has authorized in the past. There were no outstanding and exercisable stock options in fiscal 2025, 2024, and 2023.

The following table summarizes stock compensation expense by line item for the fiscal years ended April 30, 2025, 2024, and 2023 (in thousands):

	For the Year Ended April 30,
	2025	2024	2023
Cost of sales	$686	$648	$667
Research and development	625	77	80
Selling, marketing, and distribution	1,148	930	814
General and administrative	5,150	4,028	3,541
Total stock-based compensation	$7,609	$5,683	$5,102

As of April 30, 2025, there were 4,997,827 shares available for grant under the 2022 Incentive Stock Plan. We use our unissued share pool for all shares issued for options, restricted stock awards, RSUs, performance share units, performance-based restricted stock units, or PSUs, and shares issued under our Employee Stock Purchase Plan, or ESPP.

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

We grant PSUs to our executive officers. At the time of grant, we calculate the fair value of our PSUs using the Monte-Carlo simulation. We incorporate the following variables into the valuation model:

	For the Year Ended April 30,
	2025	2024	2023
Grant date fair market value
Smith & Wesson Brands, Inc	$16.80	$12.08	$14.19
Russell 2000 Index	$1,980.23	$1,769.21	$2,015.04
Volatility (a)
Smith & Wesson Brands, Inc	50.91%	58.46%	64.77%
Russell 2000 Index	22.98%	27.08%	31.75%
Correlation coefficient (b)	0.3904	0.3528	0.2094
Risk-free interest rate (c)	4.73%	3.81%	2.91%
Dividend yield	2.86%	3.31%	2.26%

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The PSUs vest, and the fair value of such PSUs are recognized, over the corresponding three-year performance period. Our PSUs have a maximum aggregate award equal to 200% of the target amount granted. Generally, the number of PSUs that may be earned depends upon the total stockholder return, or TSR, of our common stock compared with the TSR of the Russell 2000 Index, or RUT, over the three-year performance period. The relative performance of our common stock must equal or exceed the relative performance of the RUT for any of the PSUs subject to the awards to be earned and vest. The relative performance of our common stock must outperform the RUT by 5% in order for the target award to vest. The relative performance of our common stock must outperform the RUT by at least 10% in order for 200% of the PSUs subject to the awards (the maximum number of PSUs) being earned and vesting. In addition, there is a cap on the number of shares that can be earned under our PSUs, which is equal to six times the grant-date value of each award.

In certain circumstances, the vested awards will be delivered on the first anniversary of the applicable vesting date. We have applied a discount to the grant date fair value when determining the amount of compensation expense to be recorded for these RSUs and PSUs.

During fiscal 2025, we granted 142,878 PSUs to certain of our executive officers. We also granted 486,895 service-based RSUs during fiscal 2025, including 142,882 RSUs to certain of our executive officers, 54,666 RSUs to our directors, and 289,347 RSUs to non-executive officer employees.

During fiscal 2025, we canceled 63,469 market-condition PSUs as a result of the failure to satisfy the performance metric and 38,521 as a result of the service period condition not being met. We canceled 36,068 service-based RSUs as a result of the service period condition not being met. We delivered 218,831 shares of common stock to current employees and directors under vested RSUs with a total market value of $4.5 million.

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

The grant date fair value of RSUs and PSUs that vested in fiscal 2025, 2024, and 2023 was $3.8 million, $3.3 million, and $4.0 million, respectively.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity for unvested RSUs and PSUs for fiscal years 2025, 2024, and 2023 is as follows:

	For the Year Ended April 30,
	2025		2024			2023
		Weighted			Weighted			Weighted
	Total # of	Average	Total # of		Average	Total # of		Average
	Restricted	Grant Date	Restricted		Grant Date	Restricted		Grant Date
	Stock Units	Fair Value	Stock Units		Fair Value	Stock Units		Fair Value
RSUs and PSUs outstanding, beginning of period	1,000,347	$13.45	932,705		$13.14	830,813		$13.30
Awarded	629,773	15.60	533,940		12.07	425,390	(a)	13.52
Released	(287,929)	13.18	(283,813)	(b)	11.54	(288,319)		13.92
Forfeited	(138,058)	17.01	(182,485)		10.83	(35,179)		15.17
RSUs and PSUs outstanding, end of period	1,204,133	$14.21	1,000,347		$13.45	932,705		$13.14

(a)
Includes 28,800 PSUs that vested during the fiscal year in connection with achieving maximum performance targets for the 2019 grants.
(b)
Includes 55,726 PSUs that vested during fiscal 2023.

As of April 30, 2025, there was $5.0 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.2 years.

On September 27, 2021, our stockholders approved our 2021 ESPP, which authorizes the sale of up to 3,000,000 shares of our common stock to employees. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value, or FMV, per share of our common stock on any purchase date is less than the FMV per share on the start date of a 12-month offering period, then that offering period will automatically terminate, and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the FMV on the first day of the offering period or the FMV on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is 12,500 shares, or a total of $25,000 in shares, based on the FMV on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our Board of Directors in its discretion, or (c) March 31, 2032. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During fiscal 2025 and 2024, 175,134 and 151,225 shares were purchased under the 2021 ESPP, respectively.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following assumptions were used in valuing our ESPP purchases during the years ended April 30, 2025, 2024, and 2023:

	For the Year Ended April 30,
	2025	2024	2023
Risk-free interest rate	4.136%	5.225%	4.301%
Expected term	6 months	6 months	6 months
Expected volatility	42.03%	45.69%	49.18%
Dividend yield	4.97%	3.27%	3.59%

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table). The total stock-based compensation expense, including stock options, purchases under our ESPP, and RSU and PSU awards, was $7.6 million, $5.7 million, and $5.1 million, for fiscal years 2025, 2024, and 2023, respectively.

12. Employer Sponsored Benefit Plans

Contributory Defined Investment Plan — We offer two contributory defined investment plans covering substantially all employees, subject to service requirements. Employees may contribute up to 100% of their annual pay, depending on the plan. We generally make discretionary matching contributions of up to 50% of the first 6% of employee contributions to the plan. We contributed $2.4 million, $2.7 million, and $2.6 million for the fiscal years ended April 30, 2025, 2024, and 2023, respectively.

Nonelective Contribution Sharing Plan — We have a non-contributory profit sharing plan covering substantially all of our employees. Employees become eligible on May 1 following the completion of a full fiscal year of continuous service. Our contributions to the plan are discretionary. For fiscal 2025, we plan to contribute approximately $3.8 million, which has been recorded in general and administrative costs. We contributed $9.1 million and $8.2 million for the fiscal years ended April 30, 2024 and 2023, respectively. Contributions are funded after the fiscal year-end.

13. Income Taxes

Income tax expense from continuing operations consisted of the following (in thousands):

	For the Year Ended April 30,
	2025	2024	2023
Current:
Federal	$6,875	$6,786	$16,259
State	1,977	2,713	1,955
Total current	8,852	9,499	18,214
Deferred:
Federal	(2,638)	2,558	(6,217)
State	(394)	(1,701)	(647)
Total deferred	(3,032)	857	(6,864)
Total income tax expense	$5,820	$10,356	$11,350

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of income tax expense from continuing operations at the statutory rate of 21% to the expense in the consolidated financial statements (in thousands):

	For the Year Ended April 30,
	2025	2024	2023
Federal income taxes expected at the statutory rate	$4,041	$10,861	$10,127
State income taxes, net of federal tax effects	1,406	(144)	1,023
Stock compensation	386	467	136
Business meals and entertainment	113	100	89
Research and development tax credit	(335)	(281)	(265)
Amendments to prior year returns	—	(1,176)	—
Other	209	529	240
Total income tax expense	$5,820	$10,356	$11,350

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities related to temporary differences consisted of the following (in thousands):

	For the Years Ended April 30,
	2025	2024
Deferred Tax Assets
Inventory reserves	$11,637	$8,489
Accrued expenses, including compensation	2,930	4,678
Net operating loss carryforwards and tax credits	8,200	3,964
Operating lease liability	128	240
Product liability	151	191
Workers' compensation	684	704
State bonus depreciation	980	1,812
Warranty reserve	760	1,017
Stock-based compensation	1,573	1,319
Section 174 capitalized R&D expense	2,983	2,502
Other	942	820
Total deferred tax assets before valuation allowance	30,968	25,736
Valuation allowance	(6,169)	(3,347)
Net deferred tax assets	24,799	22,389
Deferred Tax Liabilities
Operating lease right-of-use assets	(96)	(197)
Property, plant & equipment	(11,679)	(12,426)
Intangible assets	(2,418)	(2,270)
Other	(346)	(268)
Total deferred tax liabilities	(14,539)	(15,161)
Net Deferred Tax Asset	$10,260	$7,228

We had no federal net operating losses as of April 30, 2025.

We had $77.3 million and $27.1 million in state net operating loss carryforwards as of April 30, 2025 and 2024, respectively. The state net operating loss carryforwards will expire between April 30, 2026 and April 30, 2040. We had $5.3 million and $3.3 million of state tax credit carryforwards as of April 30, 2025 and 2024, respectively. Of the $5.3 million, $2.4 million can be carried forward indefinitely and $2.9 million will expire between April 30, 2026 and April 30, 2050.

As of April 30, 2025 and 2024, valuation allowances related to our deferred tax assets for state net operating loss carryforwards were $4.0 million and $1.4 million, respectively, and $2.2 million and $1.9 million were provided on our deferred tax assets for state tax credits, respectively, that we do not anticipate using prior to expiration.

The income tax provisions represent effective tax rates of 30.2% and 20.0% for fiscal 2025 and 2024, respectively.

With limited exception, we are subject to U.S. federal, state, and local income tax audits by tax authorities for fiscal years subsequent to April 30, 2019.

As of April 30, 2025 and 2024, we have not recorded any unrecognized tax benefits. We maintain an accounting policy of recording interest and penalties, if applicable, related to uncertain tax positions as a component of income taxes. As of April 30, 2025 and 2024, there were no interest and penalties accrued.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Commitments and Contingencies

Litigation

In January 2018, Gemini Technologies, Incorporated, or Gemini, commenced an action against us in the U.S. District Court for the District of Idaho, or the District Court. The complaint alleges, among other things, that we breached the earn-out and other provisions of the asset purchase agreement and ancillary agreements between the parties in connection with our acquisition of the Gemtech business from Gemini. The complaint seeks a declaratory judgment interpreting various terms of the asset purchase agreement and damages in the sum of $18.6 million. In November 2019, we filed an answer to Gemini’s complaint and a counterclaim against Gemini and its stockholders at the time the asset purchase agreement was signed. Plaintiffs amended their complaint to add a claim of fraud in the inducement. In September 2021, Gemini filed a motion for summary judgment seeking to dismiss our counterclaim. In June 2022, the District Court denied Gemini's motion for summary judgment. Gemini filed a second motion for summary judgment, and in August 2023, the District Court again denied Gemini’s motion. In November 2023, we entered into a settlement agreement with plaintiffs on the indemnity and counterclaims. On the same day, plaintiffs filed a motion for leave, seeking to file a second amended complaint. In January 2024, the District Court allowed plaintiffs’ amended allegations of fraud, and denied without prejudice their motion to add punitive damages. In February 2024, the District Court set a trial date of January 6, 2025, which was later postponed. In April 2025, the District Court issued an amended scheduling order. The expert discovery cutoff and dispositive motion deadline are August 15, 2025. The court also scheduled a status conference in June 2025. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action.

We are a defendant in one product liability case and are aware of six other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed in August 1999 by the city of Gary, Indiana, or the City, against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. In January 2018, the Lake Superior Court, County of Lake, Indiana granted defendants’ Motion for Judgment on the Pleadings, dismissing the case in its entirety. In February 2018, plaintiffs appealed the dismissal to the Indiana Court of Appeals. In May 2019, the Indiana Court of Appeals issued a decision, which affirmed in part and reversed in part, and remanded for further proceedings, the trial court’s dismissal of the City’s complaint. In July 2019, defendants filed a Petition to Transfer jurisdiction to the Indiana Supreme Court. In November 2019, the Indiana Supreme Court denied defendants' petition to transfer, and the case was returned to the trial court. In March 2024, a bill was signed into law that purports to prohibit political subdivisions in Indiana from bringing certain legal actions against certain firearm industry members and to apply to actions or suits filed before, after, or on August 27, 1999. Defendants subsequently filed a joint motion for judgment on the pleadings based on the new law. In August 2024, the trial court denied defendants’ joint motion for judgment on the pleadings and, in October 2024, stayed its proceedings pending an interlocutory appeal with the Indiana Court of Appeals. In November 2024, the Indiana Court of Appeals granted defendants’ motion to accept jurisdiction of the interlocutory appeal. In December 2024, the state of Indiana filed a notice of intervention in the appeal, which was accepted in January 2025. In February 2025, defendants and the state of Indiana filed opening briefs with the Indiana Court of Appeals. In March 2025, the court granted the City’s request to file its opposition brief in May 2025. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action.

We are a defendant in a putative class proceeding before the Ontario Superior Court of Justice in Toronto, Canada that was filed in December 2019. The action claims CAD$50 million in aggregate general damages, CAD$100 million in aggregate punitive damages, special damages in an unspecified amount, together with interest and legal costs. The named plaintiffs are two victims of a shooting that took place in Toronto in July 2018 and their family members. One victim was shot and injured during the shooting. The other victim suffered unspecified injuries while fleeing the shooting. The plaintiffs sought to certify a claim on behalf of classes that include all persons who were killed or injured in the shooting and their immediate family members. The plaintiffs allege negligent design and public nuisance. The case has not been certified as a class action. In July 2020, we filed a Notice of Motion for an order striking the claim and dismissing the action in its entirety. In February 2021, the court granted our motion in part and dismissed the plaintiffs’ claims in public nuisance and strict liability. The court declined to strike the negligent design claim and ordered that the claim proceed to a certification motion. In March 2021, we filed a motion for leave to appeal the court’s refusal to strike the negligent design claim with the Divisional Court, Ontario Superior Court of Justice. In July 2021, plaintiffs filed a motion to stay our motion for leave to appeal with the Divisional Court, on

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grounds that appeal is premature. In November 2021, the Divisional Court granted plaintiffs’ motion, staying our motion for leave to appeal until 30 days after the decision on the balance of plaintiffs’ certification motion. A hearing on plaintiffs’ certification motion was held in January 2024. In March 2024, the court denied the plaintiffs’ motion for class certification. Three appeals have been filed: (1) our appeal from the dismissal of our motion to strike the negligent design claim; (2) the plaintiffs’ appeal from the order striking out their public nuisance and strict liability claims; and, (3) the plaintiffs’ appeal from the order dismissing their certification motion. In August 2024, the parties filed their motions regarding the appeals. In October 2024, the parties filed their response briefs and, in December 2024, the Court of Appeals for Ontario heard the appeals together.

In May 2020, we were named in an action related to the Chabad of Poway synagogue shooting that took place in April 2019. The complaint was filed in the Superior Court of the State of California for the County of San Diego – Central and asserts claims against us for product liability, unfair competition, negligence, and public nuisance. The plaintiffs allege they were present at the synagogue on the day of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory and punitive damages, attorneys’ fees, and injunctive relief. In September 2020, we filed a demurrer and motion to strike, seeking to dismiss plaintiffs’ complaint. In July 2021, the court granted our motion in part and reversed it in part, ruling that (1) the Protection of Lawful Commerce in Arms Act barred plaintiffs’ product liability action; (2) plaintiffs did not have standing to maintain an action under the Unfair Competition Law for personal injury related damages, but gave plaintiffs leave to amend to plead an economic injury; and (3) the Protection of Lawful Commerce in Arms Act did not bar plaintiffs’ ordinary negligence and public nuisance actions because plaintiffs had alleged that we violated 18 U.S.C. Section 922(b)(4), which generally prohibits the sale of fully automatic “machineguns.” In August 2021, we filed a Petition for Writ of Mandate in the Court of Appeal of the State of California, Fourth Appellate District, Division One. In September 2021, the Court of Appeal denied our appeal. In February 2022, the court consolidated the case with three related cases, in which we are not a party. In March 2022, the court granted our motion, dismissing plaintiffs’ Unfair Competition Law claim, without further leave to amend. In February 2023, we filed a motion for summary judgment. In May 2023, the court denied our motion for summary judgment without prejudice and allowed plaintiffs time for additional discovery. A hearing on our renewed motion for summary judgment was held in October 2024. In December 2024, the court granted our renewed motion for summary judgment and we later filed a proposed notice of final judgment with the court, requesting the court to enter a final judgment in our favor and to dismiss all claims against us. In February 2025, the court entered the final judgment. On April 7, 2025, we filed a memorandum of costs, requesting the court award us taxable costs. On April 8, 2025, plaintiffs filed a notice of appeal with the California Court of Appeal. On April 22, 2025, plaintiffs filed a motion to tax costs with the court. On April 18, 2025, plaintiffs filed a notice designating record on appeal, requesting the court to prepare the record for the California Court of Appeal. On April 29, 2025, we filed a notice designating record on appeal with the court.

We are a defendant in an action filed in the U.S. District Court for the District of Massachusetts. In August 2021, the Mexican Government filed an action against several U.S.-based firearms manufacturers and a firearms distributor, claiming defendants design, market, distribute, and sell firearms in ways they know routinely arm the drug cartels in Mexico. Plaintiff alleges, among other claims, negligence, public nuisance, design defect, unjust enrichment, and restitution against all defendants and violation of the Massachusetts Consumer Protection Act against us alone, and is seeking monetary damages and injunctive relief. In November 2021, defendants filed motions to dismiss plaintiff’s complaint. In September 2022, the district court granted defendants’ motions to dismiss. In October 2022, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the First Circuit. In January 2024, the First Circuit reversed the trial court’s dismissal of the case. In April 2024, defendants filed a Petition for a Writ of Certiorari with the U.S. Supreme Court. In August 2024, the district court dismissed the case against six of the eight defendants in the lawsuit (excluding us) based on personal jurisdiction grounds. In October 2024, the U.S. Supreme Court granted defendants’ Petition for Writ of Certiorari, and the district court issued an order staying the case in its entirety pending the U.S. Supreme Court’s review of the case. On June 5, 2025, the Supreme Court ruled in our favor, holding that because Mexico's complaint does not plausibly allege that the defendant firearm manufacturers aided and abetted firearm dealers' unlawful sales of firearms to Mexican traffickers, the PLCAA bars the suit.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2022, we were named as defendants in 12 nearly identical, separate actions related to a shooting in Highland Park, Illinois on July 4, 2022. The complaints were filed in the Circuit Court of the Nineteenth Judicial Circuit in Lake County, Illinois and assert claims against us for negligence and deceptive and unfair practices under the Illinois Consumer Fraud and Deceptive Business Practices Act. The plaintiffs allege they were present at a parade at the time of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory damages, attorneys’ fees, and injunctive relief. We filed motions for removal of each case to the U.S. District Court for the Northern District of Illinois. In November 2022, we filed a motion to consolidate the cases for preliminary motion purposes. In December 2022, plaintiffs filed motions to remand the cases back to the state court. In September 2023, the court granted plaintiffs’ motion to remand. In October 2023, we filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. In March 2024, three new lawsuits were filed in the Circuit Court of Lake County, Illinois. In April 2024, the Seventh Circuit affirmed the remand decision. In May 2024, plaintiffs filed a motion for attorneys’ fees incurred as a result of removal, and we filed an opposition to plaintiffs’ motion. In March 2025, the district court granted plaintiffs’ motion, ordering us to pay certain of plaintiffs’ attorneys’ fees. In June and July 2024, the district court remanded the 12 separate actions to state court, with some plaintiffs amending their complaints to remove references to violations of federal law and asserting additional claims against us, including claims alleging violation of the Illinois Uniform Deceptive Trade Practices Act, negligent and intentional infliction of emotional distress, and negligent entrustment. We were also named in 13 additional separate cases against us in the same state court during the same time period, largely raising similar allegations against us as in the initial and amended complaints. In July 2024, the trial court consolidated all cases for purposes of motions to dismiss and discovery. In September 2024, we filed our motions to dismiss plaintiffs’ 25 separate complaints. On January 23 and 28, 2025, the trial court heard oral argument on our motions to dismiss plaintiffs’ complaints. On April 1, 2025, the court granted our motion to dismiss without prejudice with respect to plaintiffs’ counts for violation of the Illinois Consumer Fraud and Deceptive Business Practices Act – Deceptive and Unlawful Acts for lack of standing (Consumer Fraud Act—Deception Claims only) and negligent entrustment and denied all remaining counts. Later in April, plaintiffs served their first set of written discovery and we filed a motion to certify issues for interlocutory appeal with the trial court. On May 1, 2025, the trial court ordered an expedited briefing schedule for the motion and stayed discovery. On June 5, 2025, the court certified several issues for interlocutory appeal, lifted the discovery stay, and set an initial trial date for March 8, 2027. We also filed our answers to plaintiffs' complaints.

In December 2022, the City of Buffalo, New York filed a complaint in the Supreme Court of the State of New York, County of Erie, against numerous manufacturers, distributors, and retailers of firearms. Later in December 2022, the City of Rochester, New York filed an almost identical complaint in the Supreme Court of the State of New York, County of Monroe against the same defendants. The complaints allege violation of the New York General Business Law, public nuisance, and deceptive business practices in violation of the New York General Business Law. In January 2023, we filed notices of removal of the cases to the U.S. District Court for the Western District of New York. In March 2023, defendants filed a motion to stay both cases pending a ruling by the U.S. Court of Appeals for the Second Circuit in the NSSF v. James case. In June 2023, the court granted defendants’ motions to consolidate and to stay pending resolution of the NSSF v. James appeal.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are also involved in a putative stockholder derivative lawsuit filed on February 4, 2025 in the U.S. District Court for the District of Nevada. The action was brought by plaintiffs seeking to act on our behalf against our directors and certain of our executive officers. The complaint alleges breach of fiduciary duty (for allegedly allowing us to become exposed to significant liability for intentionally violating federal, state, and local laws through our manufacturing, marketing, and sales of “AR-15 style rifles” and similar semiautomatic firearms) and violations of Section 14(a) of the Securities Exchange Act of 1934. The derivative plaintiffs seek, among other things, damages, as well as reforms and improvements to our compliance procedures and governance policies. In May 2025, we filed a motion to dismiss plaintiffs’ complaint.

We were named in a putative class action lawsuit filed on April 4, 2025 in the U.S. District for the Northern District of California. The complaint alleges violation of the California Invasion of Privacy Act, the California Privacy Act, invasion of privacy, intrusion upon seclusion, fraud/deceit/misrepresentation, breach of contract, breach of implied contract and fair dealing, trespass to chattels, and unjust enrichment. Plaintiffs allege that after they clicked on the “reject all” cookies button, our website enabled third parties to place cookies and similar tracking technologies on their browsers and devices and/or to transmit their user data to third parties for their financial gain and other purposes. Plaintiffs seek compensatory damages (including statutory damages), punitive damages, nominal damages, restitution, disgorgement of revenues and profits, injunctive relief, and attorneys’ fees and costs.

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

For the fiscal years ended April 30, 2025, 2024, and 2023, we paid $155,000, $320,000, and $988,000, respectively, in defense and administrative costs relative to product liability and municipal litigation. In addition, during fiscal 2025, 2024, and 2023, we paid an aggregate of $30,000, $1.6 million, and $1.5 million, respectively, in settlements related to product liability cases. As of April 30, 2025, we had $20,000 accrued for settlements, that were subsequently paid in the following fiscal year. As of April 30, 2024, we had no amounts accrued for settlements.

We have recorded our liability for defense costs before consideration for reimbursement from insurance carriers. We have also recorded the amount due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets.

When changes to our prior estimates of product liability provisions and municipal litigation liabilities are warranted, we recognize additional expense or reductions in expense. In fiscal 2025, 2024, and 2023, we recorded additional expense of $62,000, $35,000, and $176,000, respectively.

Commitments

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

On February 2, 2023, we entered into a design-build agreement with The Christman Company, or Christman, related to the construction of our Maryville facility, or the Construction Contract. The Construction Contract has an effective date of September 13, 2021 and incorporates the arrangements under which we and Christman have been proceeding. Pursuant to the Construction Contract, Christman is obligated to deliver certain services, including, among others, design phase services and construction phase services, and we are obligated to pay Christman for services performed. The parties to the Construction Contract agreed that Christman will perform and complete the Work (as defined therein) on a cost-plus basis for a guaranteed minimum price of $114.0 million, including contingencies. When adding the cost of machinery and equipment, we spent $158.0 million, net of $10 million in grants received, as of April 30, 2025 on capital expenditures related to the Relocation. The Construction Contract includes terms that are customary for contracts of this type, including with respect to indemnification and insurance. The Construction Contract lists certain contract milestones and guaranteed completion dates, and we will be entitled to liquidated damages under certain circumstances. Each party to the Construction Contract is entitled to terminate the Construction Contract under certain circumstances.

During fiscal 2024, we determined that we would have no use for certain distribution equipment in the Missouri distribution center and could not fully recover the net book value of such equipment. Therefore, we recorded an impairment of $1.9 million in selling, marketing, and distribution on the consolidated statements of income during that period. We vacated the Missouri distribution center effective January 1, 2024 and sold assets we could no longer utilize to AOUT at their remaining net book value of $2.9 million, relocating all remaining assets to our Maryville facility. During fiscal 2025, we sold certain real estate located adjacent to the Missouri distribution center for $2.3 million, net of transaction costs, and recognized a $2.3 million pre-tax gain on sale.

During fiscal 2025 and 2024, we relocated a portion of our plastic injection molding operations to the Maryville facility. As of April 30, 2025, the plastic injection molding machinery and equipment previously utilized in our Deep River facility had been relocated to the Maryville facility or disposed of. We recognized no material amounts of impairment related to the assets previously utilized at the Deep River facility.

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

As of April 30, 2025, and 2024, we did not have an open environmental reserve recorded in our consolidated balance sheet.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Restructuring

As a result of the Relocation, $1.2 million, $7.1 million, and $8.3 million of restructuring charges were recorded in fiscal 2025, 2024, and 2023, respectively.

The following table summarizes restructuring charges by line item for fiscal 2025, 2024 and 2023 (in thousands):

	For the Year Ended April 30,
	2025	2024	2023
Cost of sales	$1,063	$2,116	$3,923
Research and development	—	—	3
Selling, marketing, and distribution	132	2,974	1,055
General and administrative	(22)	1,963	3,280
Total restructuring charges, net	$1,173	$7,053	$8,261

The components of the restructuring charges recorded in our consolidated statements of income are as follows (in thousands):

	For the Year Ended April 30,
	2025	2024	2023
Consulting and outside services	1,462	992	473
Employee relocation (a)	520	887	2,856
Employee relations	113	2,011	349
Office rent and equipment	—	2,298	229
Public relations	—	904	—
Freight	—	199	—
Severance and employee-related benefits (a)	$(922)	$(238)	$4,354
Total restructuring charges, net	$1,173	$7,053	$8,261

(a)
Recorded in accrued payroll and incentives

The following table summarizes the activity in the severance and employee-related benefits and relocation accruals for fiscal 2025 and fiscal 2024 (in thousands):

	Severance and employee-related benefits	Relocation	Total (a)
Accrual at April 30, 2023	$10,054	$1,746	$11,800
Charges	(238)	887	649
Cash payments and settlements	(4,289)	(1,805)	(6,094)
Accrual at April 30, 2024	5,527	828	6,355
Charges	(922)	520	(402)
Cash payments and settlements	(3,233)	(890)	(4,123)
Accrual at April 30, 2025	$1,372	$458	$1,830

(a)
Recorded in accrued payroll and incentives

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Segment Reporting

We operate our business as one operating segment, which also represents one reportable segment: firearms. Therefore, results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting.

The firearms segment is engaged in the design, manufacture, and sale of a variety of firearms and firearm-related products. Our Chief Executive Officer has been identified as the chief operating decision maker (CODM). The CODM manages and allocates resources on a consolidated basis. The determination of a single segment is consistent with the financial information regularly reviewed by the CODM for purposes of evaluating performance and allocating resources, which is reviewed on a consolidated basis.

As our CODM evaluates the financial performance of our firearms segment on a consolidated basis, the measure of segment performance is net income, as reflected in the consolidated statements of income. The CODM uses net income to allocate resources on a consolidated basis, which enables the CODM to assess both the overall level of resources available and optimize distribution of resources in line with our long-term strategic goals. Our segment net sales, segment significant expenses, and segment profit, as provided to the CODM, align to the captions presented on our consolidated statements of income. As we manage our assets on a consolidated basis, the measure of segment assets is total assets, as reflected in the consolidated balance sheets.

The following table summarizes additional segment information, not already disclosed elsewhere (in thousands):

	For the Years Ended April 30,
	2025	2024	2023
Interest income	$2,667	$2,783	$1,922
Interest expense	7,289	4,838	2,253
Interest expense, net	$(4,622)	$(2,055)	$(331)