Form 10-Q
period 2025-07-31
SMITH & WESSON BRANDS, INC.
filed 2025-09-04
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

Commission File No. 001-31552

Smith & Wesson Brands, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0543688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1852 Proffitt Springs Road Maryville, Tennessee	37801
(Address of principal executive offices)	(Zip Code)

(800) 331-0852

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.001 per share	SWBI	The Nasdaq Stock Market LLC

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

The registrant had 44,341,781 shares of common stock, par value $0.001, outstanding as of September 2, 2025.

SMITH & WESSON BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended July 31, 2025 and 2024

Smith & Wesson®, S&W®, M&P®, M&P Shield®, Performance Center®, Abyss®, Airlite®, Airweight®, American Guardians®, Armornite®, Arrow®, Aurora-II®, Blast Jacket®, Bodyguard®, Carry Comp®, Chiefs Special®, Club 1852®, Competitor®, CSX®, Dagger®, Empowering Americans®, E-Series®, ETM®, EZ®, Flexmag®, G-Core®, Gemtech®, Gemtech Suppressors®, GM®, GM-S1®, GMT-Halo®, Governor®, GVAC®, Integra®, Lady Smith®, Lever Lock®, Lunar®, M&P FPC®, M2.0®, Magnum®, Mist-22®, Mountain Gun®, Protected by Smith & Wesson®, Put A Legend On Your Line®, Quickmount®, Shield®, Silence is Golden®, Smith & Wesson Collectors Association®, Smith & Wesson Performance Center®, Smith & Wesson Precision Components®, Smith & Wesson Response®, SW Equalizer®, SW22 Victory®, TEMPO®, The S&W Bench®, Trek®, Volunteer®, and Weather Shield® are some of the registered U.S. trademarks of our company or one of our subsidiaries. This Quarterly Report on Form 10-Q also may contain trademarks and trade names of other companies.

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding our expectation that the unrecognized compensation expense related to unvested RSUs and PSUs will be recognized over a weighted average remaining contractual term of 1.8 years; our belief with respect to certain matters described in the Commitments and Contingencies - Litigation section that the allegations are unfounded and, in addition, that any incident and any results from them or any injuries were due to negligence or misuse of the firearm by the claimant or a third party; our belief that our accruals for product liability cases and claims are a reasonable quantitative measure of the cost to us of product liability cases and claims; our belief that an unfavorable outcome or prolonged litigation could harm our business; our conclusion that we are unable to reasonably estimate the probability or the estimated range of reasonably possible losses related to material adverse judgments related to known claims and the related product liability accrual, our determination not to accrue for any such judgments, and our belief that we have provided adequate accruals for defense costs; our intention, in connection with our new facility in Maryville, Tennessee, to incur, or cause to be incurred, no less than $120.0 million in aggregate capital expenditures on or before December 31, 2025, create no less than 620 new jobs, and sustain an average hourly wage of at least $25.97 at the facility; our belief that inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results; our expectation that our inventory levels will decline during the remainder of the fiscal year; our expectation that the impact of OBBBA (as defined herein) provisions will not have a material impact on the consolidated financial statements; our expectation for capital expenditures in fiscal 2026; factors affecting our future capital requirements; the availability of equity or debt financing on acceptable terms, if at all; the record date and payment date for our dividend; and our belief that our existing capital resources and credit facilities will be adequate to fund our operations for at least the next 12 months.

All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q reflect our views as of the date hereof about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among others, economic, political, social, legislative, regulatory, inflationary, and health factors; the potential for increased regulation of firearms and firearm-related products; actions of social activists that could have an adverse effect on our business; the impact of lawsuits; the demand for our products; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; our competitive environment; the impact of tariffs; the supply, availability, and costs of raw materials and components; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; our penetration rates in new and existing markets; our strategies; our ability to maintain and enhance brand recognition and reputation; our ability to successfully introduce new products; our ability to expand our markets; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, or the Fiscal 2025 Form 10-K.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	July 31, 2025	April 30, 2025
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$17,964	$25,231
Marketable securities	3,219	—
Accounts receivable, net of allowances for credit losses of $5 on July 31, 2025 and $5 on April 30, 2025	41,309	55,868
Inventories	203,097	189,840
Prepaid expenses and other current assets	9,041	6,260
Income tax receivable	883	66
Total current assets	275,513	277,265
Property, plant, and equipment, net of accumulated depreciation and amortization of $376,471 on July 31, 2025 and $368,811 on April 30, 2025	239,407	242,648
Intangibles, net	2,370	2,409
Goodwill	19,024	19,024
Deferred income taxes	10,260	10,260
Other assets	8,059	8,006
Total assets	$554,633	$559,612
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,225	$26,887
Accrued expenses and deferred revenue	18,104	24,678
Accrued payroll and incentives	7,689	9,060
Accrued profit sharing	4,636	4,636
Accrued warranty	1,252	1,379
Total current liabilities	52,906	66,640
Notes and loans payable (Note 3)	94,147	79,096
Finance lease payable, net of current portion	33,257	33,703
Other non-current liabilities	9,944	7,719
Total liabilities	190,254	187,158
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 75,988,368 issued and 44,310,374 shares outstanding on July 31, 2025 and 75,789,455 shares issued and 44,111,461 shares outstanding on April 30, 2025	76	76
Additional paid-in capital	299,175	298,075
Retained earnings	523,420	532,615
Treasury stock, at cost (31,677,994 shares on July 31, 2025 and 31,677,994 shares on April 30, 2025)	(458,292)	(458,312)
Total stockholders’ equity	364,379	372,454
Total liabilities and stockholders’ equity	$554,633	$559,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended July 31,
	2025	2024
	(In thousands, except per share data)
Net sales	$85,077	$88,334
Cost of sales	63,003	64,148
Gross profit	22,074	24,186
Operating expenses:
Research and development	3,007	2,515
Selling, marketing, and distribution	8,752	9,889
General and administrative	13,316	13,366
Gain on sale/disposition of assets, net	(43)	(58)
Total operating expenses	25,032	25,712
Operating loss	(2,958)	(1,526)
Other expense, net:
Other income/(expense), net	62	(6)
Interest expense, net	(1,205)	(732)
Total other expense, net	(1,143)	(738)
Loss before income taxes	(4,101)	(2,264)
Income tax benefit	(690)	(409)
Net loss	$(3,411)	$(1,855)
Net loss per share:
Basic - net loss	$(0.08)	$(0.04)
Diluted - net loss	$(0.08)	$(0.04)
Weighted average number of common shares outstanding:
Basic	44,262	45,321
Diluted	44,262	45,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at April 30, 2024	75,395	$75	$289,994	$542,414	$73	29,834	$(432,642)	$399,914
Stock-based compensation	—	—	1,854	—	—	—	—	1,854
Issuance of common stock under restricted stock unit awards, net of shares surrendered	157	1	(1,058)	—	—	—	—	(1,057)
Repurchase of treasury stock, including excise tax	—	—	—	—	—	871	(12,958)	(12,958)
Dividends issued, including accruals ($0.13 per common share)	—	—	—	(5,907)	—	—	—	(5,907)
Net loss	—	—	—	(1,855)	—	—	—	(1,855)
Balance at July 31, 2024	75,552	$76	$290,790	$534,652	$73	30,705	$(445,600)	$379,991

Balance at April 30, 2025	75,789	$76	$298,075	$532,615	$—	31,678	$(458,312)	$372,454
Stock-based compensation	—	—	1,892	—	—	—	—	1,892
Issuance of common stock under restricted stock unit awards, net of shares surrendered	199	—	(792)	—	—	—	—	(792)
Repurchase of treasury stock, including excise tax	—	—	—	—	—	—	20	20
Dividends issued, including accruals ($0.13 per common share)	—	—	—	(5,784)	—	—	—	(5,784)
Net loss	—	—	—	(3,411)	—	—	—	(3,411)
Balance at July 31, 2025	75,988	$76	$299,175	$523,420	$—	31,678	$(458,292)	$364,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended July 31,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net loss	$(3,411)	$(1,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,436	8,048
Gain on sale/disposition of assets	(43)	(58)
Deferred income taxes	—	84
Stock-based compensation expense	1,892	1,854
Non-cash sublease income	(442)	(425)
Other, net	(51)	5
Changes in operating assets and liabilities:
Accounts receivable	14,559	11,307
Inventories	(13,257)	(29,315)
Prepaid expenses and other current assets	(2,781)	(4,066)
Income taxes	(817)	(688)
Accounts payable	(6,429)	(11,740)
Accrued payroll and incentives	(1,371)	(4,839)
Accrued profit sharing	—	59
Accrued expenses and deferred revenue	(4,092)	526
Accrued warranty	(127)	(70)
Other assets	23	313
Other non-current liabilities	(199)	45
Net cash used in operating activities	(8,110)	(30,815)
Cash flows from investing activities:
Purchases of marketable securities	(3,168)	—
Payments to acquire patents and software	(54)	(21)
Proceeds from sale of property and equipment	49	58
Payments to acquire property and equipment	(4,291)	(4,702)
Net cash used in investing activities	(7,464)	(4,665)
Cash flows from financing activities:
Proceeds from loans and notes payable	20,000	30,000
Payments on finance lease obligation	(46)	(44)
Payments on notes and loans payable	(5,000)	—
Payments to acquire treasury stock	—	(12,856)
Dividend distribution	(5,855)	(5,886)
Payment of employee withholding tax related to restricted stock units	(792)	(1,058)
Net cash provided by financing activities	8,307	10,156
Net decrease in cash and cash equivalents	(7,267)	(25,324)
Cash and cash equivalents, beginning of period	25,231	60,839
Cash and cash equivalents, end of period	$17,964	$35,515
Supplemental disclosure of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$1,288	$1,313
Income taxes	$194	$361

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Three Months Ended July 31,
	2025	2024
	(In thousands)
Purchases of property and equipment included in accounts payable	$3,056	$1,824
Capital lease included in accrued expenses and finance lease payable	398	570

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2025 and 2024

(1) Organization:

We are one of the world’s leading manufacturers and designers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, pistol caliber carbines, and lever-action rifles), handcuffs, firearm suppressors, and other firearm-related products for sale to a wide variety of customers, including firearm enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our products under the Smith & Wesson and Gemtech brands. We manufacture our products at our facilities in Maryville, Tennessee; Springfield, Massachusetts; and Houlton, Maine. We also sell our manufacturing services under our Smith & Wesson and Smith & Wesson Precision Components brands to other businesses to attempt to level-load our factories. During the fiscal year ended April 30, 2025, or fiscal 2025, we discontinued operations at our Deep River, Connecticut facility and vacated the premises. See Note 8 — Commitments and Contingencies for more information.

(2) Basis of Presentation:

Immaterial Correction of an Error — During the fourth quarter of fiscal 2025, we identified an immaterial error related to our accrual for certain legal expenses, resulting in an overstatement of general and administrative expenses in the interim and annual periods for the fiscal year ended April 30, 2024 and during the interim periods for the fiscal year ended April 30, 2025. In accordance with Staff Accounting Bulletin, or SAB, No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the quantitative and qualitative considerations of the error and determined that the related impact was not material to the results of operations, financial position, or cash flows for any historical annual or interim period. Prior year amounts have been adjusted to correct the immaterial error, which overstated general and administrative expenses by $336,000 and understated income tax expense by $85,000 for the three months ended July 31, 2024. Related changes to net income, corresponding line items within cash provided by operating activities, and related disclosures within the notes accompanying these financial statements reflect the immaterial correction.

Interim Financial Information — The condensed consolidated balance sheet as of July 31, 2025, the condensed consolidated statements of operations for the three months ended July 31, 2025 and 2024, the condensed consolidated statements of changes in stockholders’ equity for the three months ended July 31, 2025 and 2024, and the condensed consolidated statements of cash flows for the three months ended July 31, 2025 and 2024 have been prepared by us without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows for the three months ended July 31, 2025 and for the periods presented, have been included. All intercompany transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of April 30, 2025 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Fiscal 2025 Form 10-K. The results of operations for the three months ended July 31, 2025 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2026, or any other period.

Marketable Securities — Marketable securities are defined as equity investments that are highly liquid and can be readily purchased or sold through established markets. As of July 31, 2025, we had marketable securities of $3.2 million, comprised of exchange-traded and mutual funds. These investments are reported at fair value on our condensed consolidated balance sheets, with the related unrealized gains and losses recorded in other income/(expense), net on our condensed consolidated statements of operations. Net unrealized gains and losses recognized on our marketable securities during the three months ended July 31, 2025 totaled $51,000, all of which related to securities that we continued to hold as of July 31, 2025.

Reclassifications — We have reclassified certain amounts relating to prior period results to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods.

Recently Issued Accounting Standards — In December 2023, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and provide more details about the reconciling items in some categories if items meet a quantitative threshold. Entities will have to provide qualitative disclosures about the new categories. The guidance will require all entities to disclose income taxes paid, net of refunds, disaggregated by federal

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2025 and 2024

(national), state, and foreign taxes for annual periods, and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. Entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance is effective for annual periods beginning after December 15, 2024, or the fiscal year ending April 30, 2026 for us. We are currently evaluating the impact, if any, that the adoption of this standard will have on our financial disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires entities to disclose, in the notes to financial statements, specified information about certain costs and expenses included in each relevant expense caption presented on the face of the income statement. Entities will also be required to disclose qualitative descriptions of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Entities will need to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. Entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance is effective for annual periods beginning after December 15, 2026, or the fiscal year ending April 30, 2028 for us. We are currently evaluating the impact that the adoption of this standard will have on our financial disclosures.

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

On October 3, 2024, we entered into an amended and restated credit agreement, or the Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement is currently unsecured; however, should any Springing Lien Trigger Event (as defined in the Second Amended and Restated Credit Agreement) occur, we and certain of our subsidiaries would be required to execute certain documents in favor of TD Bank, N.A., as administrative agent, and the lenders party to such documents would have a legal, valid, and enforceable first priority lien on the collateral described therein.

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

On August 15, 2025, we entered into a first amendment to the Second Amended and Restated Credit Agreement, or the First Amendment. The First Amendment provides for (a) in connection with the calculation of Consolidated Funded Indebtedness (as defined in the Second Amended and Restated Credit Agreement), the exclusion of any Indebtedness (as defined in the Second Amended and Restated Credit Agreement) of the guarantors relating to a particular guaranty; (b) in connection with the calculation of Consolidated Fixed Charge Coverage Ratio (as defined in the Second Amended and Restated Credit Agreement), a one-time exclusion of cash taxes paid by the loan parties during fiscal 2026 in connection with the filing of amended tax returns in fiscal 2026 covering particular periods; and (c) an amendment to the minimum Consolidated Fixed Charge Coverage Ratio for particular measurement periods.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2025 and 2024

As of July 31, 2025, we had $95.0 million of borrowings outstanding on the Revolving Line, bearing interest at a weighted average rate of 6.69%, which is equal to the Adjusted Term SOFR rate plus an applicable margin.

The Second Amended and Restated Credit Agreement contains customary limitations, including limitations on indebtedness, liens, fundamental changes to business or organizational structure, investments, loans, advances, guarantees, and acquisitions, asset sales, dividends, stock repurchases, stock redemptions, the redemption or prepayment of other debt, and transactions with affiliates. We are also subject to financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of July 31, 2025, we were compliant with all required financial covenants.

Letters of Credit — As of July 31, 2025, we had outstanding letters of credit aggregating $3.0 million, which included a $1.5 million letter of credit to collateralize our captive insurance company.

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $18.0 million and $25.2 million as of July 31, 2025 and April 30, 2025, respectively. Our marketable securities, which are measured at fair value on a recurring basis, totaled $3.2 million as of July 31, 2025. The carrying value of our revolving line of credit approximated the fair value as of both July 31, 2025 and April 30, 2025. We utilized Level 1 of the value hierarchy to determine the fair values of these assets and liabilities.

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

We did not have any Level 2 or Level 3 financial assets or liabilities as of July 31, 2025.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2025 and 2024

(5) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or net realizable value, as of July 31, 2025 and April 30, 2025 (in thousands):

	July 31, 2025	April 30, 2025
Finished goods	$127,794	$115,686
Finished parts	58,161	55,119
Work in process	4,622	6,037
Raw material	12,520	12,998
Total inventories	$203,097	$189,840

(6) Accrued Expenses and Deferred Revenue:

The following table sets forth other accrued expenses as of July 31, 2025 and April 30, 2025 (in thousands):

	July 31, 2025	April 30, 2025
Accrued employee benefits	$3,877	$3,240
Accrued taxes other than income	3,471	5,907
Accrued customer incentives and promotions	2,564	4,853
Accrued professional fees	2,306	1,774
Current portion of finance lease obligation	1,736	1,701
Current portion of operating lease obligation	222	233
Accrued other	3,928	6,970
Total accrued expenses and deferred revenue	$18,104	$24,678

(7) Stockholders’ Equity:

Treasury Stock

On September 19, 2023, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions through September 19, 2024, or the 2023 Authorization. During fiscal 2025, we purchased 1,531,763 shares of our common stock for $21.4 million under the 2023 Authorization. The 2023 Authorization expired on September 19, 2024. On September 5, 2024, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions from September 20, 2024 through September 20, 2025, or the 2024 Authorization. As of July 31, 2025, we had repurchased 312,310 shares of our common stock for $4.1 million under the 2024 Authorization.

During the three months ended July 31, 2025, there were no common stock repurchases. During the three months ended July 31, 2024, we repurchased a total of 870,669 shares of our common stock for $12.9 million.

Earnings per Share

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per common share (in thousands, except per share data):

	For the Three Months Ended July 31,
	2025			2024
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Loss	Shares	Amount
Basic earnings	$(3,411)	44,262	$(0.08)	$(1,855)	45,321	$(0.04)
Effect of dilutive stock awards	—	—	—	—	—	—
Diluted earnings	$(3,411)	44,262	$(0.08)	$(1,855)	45,321	$(0.04)

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2025 and 2024

For the three months ended July 31, 2025 and 2024, there were no shares excluded from the computation of diluted earnings per share as a result of the net loss for the periods.

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

The total stock-based compensation expense, including purchases under our ESPP and grants of RSUs and performance-based RSUs, or PSUs, under the Incentive Stock Plans, was $1.9 million for both the three months ended July 31, 2025 and 2024. We include stock-based compensation expense in cost of sales, sales, marketing, and distribution, research and development, and general and administrative expenses.

We grant RSUs to employees and non-employee members of our Board of Directors. The awards are made at no cost to the recipient. An RSU represents the right to receive one share of our common stock and does not carry voting or dividend rights. Except in specific circumstances, RSU grants to employees prior to fiscal 2026 vest over a period of four years and RSUs granted during fiscal 2026 vest over a period of three years with one-fourth and one-third, respectively, of the units vesting on each grant anniversary date. We amortize the aggregate fair value of our RSU grants to compensation expense over the vesting period.

We grant PSUs to our executive officers and, from time to time, certain management employees who are not executive officers. The PSUs vest, and the fair value of such PSUs will be recognized, over the corresponding three-year performance period.

During the three months ended July 31, 2025, we granted an aggregate of 514,952 RSUs, including 277,258 RSUs to non-executive officer employees and 237,694 RSUs to our executive officers. During the three months ended July 31, 2025, we granted 237,691 PSUs to certain of our executive officers. During the three months ended July 31, 2025, we cancelled 108,736 PSUs as a result of the failure to satisfy the performance metrics. During the three months ended July 31, 2025, we cancelled 6,557 RSUs as a result of the service conditions not being met. In connection with the vesting of RSUs, during the three months ended July 31, 2025, we delivered common stock to our employees (including our executive officers), former employees, and directors, with a total market value of $2.8 million.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2025 and 2024

A summary of activity for unvested RSUs and PSUs for the three months ended July 31, 2025 and 2024 is as follows:

	For the Three Months Ended July 31,
	2025		2024
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	1,204,133	$14.21	1,000,347	$13.45
Awarded	752,643	9.37	543,697	16.15
Released	(278,557)	14.20	(220,525)	13.24
Forfeited	(115,293)	14.22	(74,044)	19.51
RSUs and PSUs outstanding, end of period	1,562,926	$11.87	1,249,475	$14.30

As of July 31, 2025, there was $9.1 million of unrecognized compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average remaining contractual term of 1.8 years.

(8) Commitments and Contingencies:

Litigation

In January 2018, Gemini Technologies, Incorporated, or Gemini, commenced an action against us in the U.S. District Court for the District of Idaho, or the District Court. The complaint alleges, among other things, that we breached the earn-out and other provisions of the asset purchase agreement and ancillary agreements between the parties in connection with our acquisition of the Gemtech business from Gemini. The complaint seeks a declaratory judgment interpreting various terms of the asset purchase agreement and damages in the sum of $18.6 million. In November 2019, we filed an answer to Gemini’s complaint and a counterclaim against Gemini and its stockholders at the time the asset purchase agreement was signed. Plaintiffs amended their complaint to add a claim of fraud in the inducement. In September 2021, Gemini filed a motion for summary judgment seeking to dismiss our counterclaim. In June 2022, the District Court denied Gemini's motion for summary judgment. Gemini filed a second motion for summary judgment, and in August 2023, the District Court again denied Gemini’s motion. In November 2023, we entered into a settlement agreement with plaintiffs on the indemnity and counterclaims. On the same day, plaintiffs filed a motion for leave, seeking to file a second amended complaint. In January 2024, the District Court allowed plaintiffs’ amended allegations of fraud, and denied without prejudice their motion to add punitive damages. In February 2024, the District Court set a trial date of January 6, 2025, which was later postponed. On April 16, 2025, the District Court issued an amended scheduling order. On August 15, 2025, we filed a motion for summary judgment. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action.

We are a defendant in two product liability cases and are aware of four other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed in August 1999 by the city of Gary, Indiana, or the City, against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. In January 2018, the Lake Superior Court, County of Lake, Indiana granted defendants’ Motion for Judgment on the Pleadings, dismissing the case in its entirety. In February 2018, plaintiffs appealed the dismissal to the Indiana Court of Appeals. In May 2019, the Indiana Court of Appeals issued a decision, which affirmed in part and reversed in part, and remanded for further proceedings, the trial court’s dismissal of the City’s complaint. In July 2019, defendants filed a Petition to Transfer jurisdiction to the Indiana Supreme Court. In November 2019, the Indiana Supreme Court denied defendants' petition to transfer, and the case was returned to the trial court. In March 2024, a bill was signed into law that purports to prohibit political subdivisions in Indiana from bringing certain legal actions against certain firearm industry members and to apply to actions or lawsuits filed before, after, or on August 27, 1999. Defendants subsequently filed a joint motion for judgment on the pleadings based on the new law. In August 2024, the trial court denied defendants’ joint motion for judgment on the pleadings and, in October 2024, stayed its proceedings pending an interlocutory appeal with the Indiana Court of Appeals. In November 2024, the Indiana Court of Appeals granted defendants’ motion to accept jurisdiction of the interlocutory appeal. In December 2024, the state of Indiana filed a notice of intervention in the appeal, which was accepted in January 2025. On February 20, 2025, defendants and the state of Indiana filed opening briefs with the Indiana Court of Appeals. The City filed its opposition brief on May 23, 2025 and, on May 30, 2025, the Indiana Court of Appeals issued a notice of defect to the City on technical grounds – the City filed a corrected brief on June 6, 2025. On July 8, 2025, the defendants and the state of Indiana filed their reply briefs. On July 14, 2025, the City filed a motion for the Indiana Court of Appeals to hear oral argument in the matter. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2025 and 2024

We are a defendant in a putative class proceeding before the Ontario Superior Court of Justice in Toronto, Canada that was filed in December 2019. The action claims CAD$50 million in aggregate general damages, CAD$100 million in aggregate punitive damages, special damages in an unspecified amount, together with interest and legal costs. The named plaintiffs are two victims of a shooting that took place in Toronto in July 2018 and their family members. One victim was shot and injured during the shooting. The other victim suffered unspecified injuries while fleeing the shooting. The plaintiffs sought to certify a claim on behalf of classes that include all persons who were killed or injured in the shooting and their immediate family members. The plaintiffs allege negligent design and public nuisance. In July 2020, we filed a Notice of Motion for an order striking the claim and dismissing the action in its entirety. In February 2021, the court granted our motion in part and dismissed the plaintiffs’ claims in public nuisance and strict liability. The court declined to strike the negligent design claim and ordered that the claim proceed to a certification motion. In March 2021, we filed a motion for leave to appeal the court’s refusal to strike the negligent design claim with the Divisional Court, Ontario Superior Court of Justice. In July 2021, plaintiffs filed a motion to stay our motion for leave to appeal with the Divisional Court, on grounds that appeal is premature. In November 2021, the Divisional Court granted plaintiffs’ motion, staying our motion for leave to appeal until 30 days after the decision on the balance of plaintiffs’ certification motion. A hearing on plaintiffs’ certification motion was held in January 2024. In March 2024, the court denied the plaintiffs’ motion for class certification. Three appeals were filed: (1) our appeal from the dismissal of our motion to strike the negligent design claim; (2) the plaintiffs’ appeal from the order striking out their public nuisance and strict liability claims; and (3) the plaintiffs’ appeal from the order dismissing their certification motion. In August 2024, the parties filed their motions regarding the appeals. In October 2024, the parties filed their response briefs and, in December 2024, the Court of Appeals for Ontario heard the appeals together. On June 23, 2025, the Court of Appeals for Ontario issued a decision: (1) dismissing our appeal from the dismissal of our motion to strike the negligent design claim; (2) dismissing plaintiffs’ appeal from the order striking out their public nuisance and strict liability claims; and (3) granting plaintiffs’ appeal from the order dismissing their certification order and certifying their negligence claim as a class proceeding.

In May 2020, we were named in an action related to the Chabad of Poway synagogue shooting that took place in April 2019. The complaint was filed in the Superior Court of the State of California for the County of San Diego – Central and asserts claims against us for product liability, unfair competition, negligence, and public nuisance. The plaintiffs allege they were present at the synagogue on the day of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory and punitive damages, attorneys’ fees, and injunctive relief. In September 2020, we filed a demurrer and motion to strike, seeking to dismiss plaintiffs’ complaint. In July 2021, the court granted our motion in part and reversed it in part, ruling that (1) the Protection of Lawful Commerce in Arms Act barred plaintiffs’ product liability action; (2) plaintiffs did not have standing to maintain an action under the Unfair Competition Law for personal injury related damages, but the court gave plaintiffs leave to amend to plead an economic injury; and (3) the Protection of Lawful Commerce in Arms Act did not bar plaintiffs’ ordinary negligence and public nuisance actions because plaintiffs had alleged that we violated 18 U.S.C. Section 922(b)(4), which generally prohibits the sale of fully automatic “machineguns.” In August 2021, we filed a Petition for Writ of Mandate in the Court of Appeal of the State of California, Fourth Appellate District, Division One. In September 2021, the Court of Appeal denied our appeal. In February 2022, the court consolidated the case with three related cases, in which we are not a party. In March 2022, the court granted our motion, dismissing plaintiffs’ Unfair Competition Law claim, without further leave to amend. In February 2023, we filed a motion for summary judgment. In May 2023, the court denied our motion for summary judgment without prejudice and allowed plaintiffs time for additional discovery. A hearing on our renewed motion for summary judgment was held in October 2024. In December 2024, the court granted our renewed motion for summary judgment and we later filed a proposed notice of final judgment with the court, requesting the court to enter a final judgment in our favor and to dismiss all claims against us. In February 2025, the court entered the final judgment. On April 8, 2025, plaintiffs filed a notice of appeal with the California Court of Appeal.

We are a defendant in an action filed in the U.S. District Court for the District of Massachusetts. In August 2021, the Mexican Government filed an action against several U.S.-based firearms manufacturers and a firearms distributor, claiming defendants design, market, distribute, and sell firearms in ways they know routinely arm the drug cartels in Mexico. Plaintiff alleges, among other claims, negligence, public nuisance, design defect, unjust enrichment, and restitution against all defendants and violation of the Massachusetts Consumer Protection Act against us alone, and is seeking monetary damages and injunctive relief. In November 2021, defendants filed motions to dismiss plaintiff’s complaint. In September 2022, the district court granted defendants’ motions to dismiss. In October 2022, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the First Circuit. In January 2024, the First Circuit reversed the trial court’s dismissal of the case. In April 2024, defendants filed a Petition for a Writ of Certiorari with the U.S. Supreme Court. In August 2024, the district court dismissed the case against six of the eight defendants in the lawsuit (excluding us) based on personal jurisdiction grounds. In October 2024, the U.S. Supreme Court granted defendants’ Petition for Writ of Certiorari, and the district court issued an order staying the case pending the U.S. Supreme Court’s review. On June 5, 2025, the U.S. Supreme Court ruled in our favor, holding that the Protection of Lawful Commerce in Arms Act bars the lawsuit because the Mexican Government's complaint does not plausibly allege that the defendant firearm manufacturers aided and abetted firearm dealers' unlawful sales of firearms to Mexican traffickers. The U.S. Supreme Court reversed and remanded the action to the U.S. Court of Appeals for the First Circuit for further proceedings consistent

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2025 and 2024

with its opinion. On July 8, 2025, the U.S. Court of Appeals for the First Circuit affirmed the district court’s decision and remanded the case to the district court for further proceedings consistent with the U.S. Supreme Court’s opinion. On August 19, 2025, the district court issued an order dismissing all of the plaintiffs' claims.

In September 2022, we were named as defendants in 12 nearly identical, separate actions related to a shooting in Highland Park, Illinois on July 4, 2022. The complaints were filed in the Circuit Court of the Nineteenth Judicial Circuit in Lake County, Illinois and assert claims against us for negligence and deceptive and unfair practices under the Illinois Consumer Fraud and Deceptive Business Practices Act. The plaintiffs allege they were present at a parade at the time of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory damages, attorneys’ fees, and injunctive relief. We filed motions for removal of each case to the U.S. District Court for the Northern District of Illinois. In November 2022, we filed a motion to consolidate the cases for preliminary motion purposes. In December 2022, plaintiffs filed motions to remand the cases back to the state court. In September 2023, the court granted plaintiffs’ motion to remand. In October 2023, we filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. In March 2024, three new lawsuits were filed in the Circuit Court of Lake County, Illinois. In April 2024, the Seventh Circuit affirmed the remand decision. In May 2024, plaintiffs filed a motion for attorneys’ fees incurred as a result of removal, and we filed an opposition to plaintiffs’ motion. In March 2025, the district court granted plaintiffs’ motion, ordering us to pay certain of plaintiffs’ attorneys’ fees. In June and July 2024, the district court remanded the 12 separate actions to state court, with some plaintiffs amending their complaints to remove references to violations of federal law and asserting additional claims against us, including claims alleging violation of the Illinois Uniform Deceptive Trade Practices Act, the Illinois Consumer Fraud and Deceptive Business Practices Act, negligent and intentional infliction of emotional distress, and negligent entrustment. We were also named in 13 additional separate cases against us in the same state court during the same time period, largely raising similar allegations against us as in the initial and amended complaints. In July 2024, the trial court consolidated all cases for purposes of motions to dismiss and discovery. In September 2024, we filed our motions to dismiss plaintiffs’ 25 separate complaints. On April 1, 2025, the court granted our motion to dismiss without prejudice with respect to plaintiffs’ counts for violation of the Illinois Consumer Fraud and Deceptive Business Practices Act for lack of standing (with respect to the deceptive claims only) and negligent entrustment and denied all remaining counts. Later in April 2025, plaintiffs served their first set of written discovery and we filed a motion to certify issues for interlocutory appeal with the trial court. On May 1, 2025, the court ordered an expedited briefing schedule for the motion and stayed discovery. On June 5, 2025, the court certified several issues for interlocutory appeal, lifted the discovery stay, set an initial trial date for March 8, 2027, and scheduled a status conference, which was held on August 14, 2025. We also filed our answers to plaintiffs' complaints. On July 7, 2025, we filed an application for interlocutory appeal with the Court of Appeal.

In December 2022, the City of Buffalo, New York filed a complaint in the Supreme Court of the State of New York, County of Erie, against numerous manufacturers, distributors, and retailers of firearms. Later in December 2022, the City of Rochester, New York filed an almost identical complaint in the Supreme Court of the State of New York, County of Monroe against the same defendants. The complaints allege violation of the New York General Business Law, public nuisance, and deceptive business practices in violation of the New York General Business Law. In January 2023, we filed notices of removal of the cases to the U.S. District Court for the Western District of New York. In March 2023, defendants filed a motion to stay both cases pending a ruling by the U.S. Court of Appeals for the Second Circuit in the NSSF v. James case. In June 2023, the court granted defendants’ motions to consolidate and to stay pending resolution of the NSSF v. James appeal. On July 10, 2025, the U.S. Court of Appeals for the Second Circuit ruled against NSSF in the NSSF v. James appeal. Later, the court granted the parties’ joint briefing schedule, setting September 25, 2025 as the deadline for defendants to file their motion to dismiss the complaint.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2025 and 2024

We are involved in a putative stockholder derivative lawsuit filed on February 4, 2025 in the U.S. District Court for the District of Nevada. The action was brought by plaintiffs seeking to act on our behalf against our directors and certain of our executive officers. The complaint alleges a breach of fiduciary duty (for allegedly allowing us to become exposed to significant liability for intentionally violating federal, state, and local laws through our manufacturing, marketing, and sales of “AR-15 style rifles” and similar semiautomatic firearms) and violations of Section 14(a) of the Exchange Act. The derivative plaintiffs seek, among other things, damages, as well as reforms and improvements to our compliance procedures and governance policies. In May 2025, we filed a motion to dismiss plaintiffs’ complaint. On June 30, 2025, plaintiffs filed an opposition brief to our motion to dismiss. On July 28, 2025, we filed a reply to plaintiffs’ opposition brief.

We were named in a putative class action lawsuit filed on April 4, 2025 in the U.S. District for the Northern District of California. The complaint alleges violation of the California Invasion of Privacy Act, the California Privacy Act, invasion of privacy, intrusion upon seclusion, fraud/deceit/misrepresentation, breach of contract, breach of implied contract and fair dealing, trespass to chattels, and unjust enrichment. Plaintiffs allege that after they clicked on the “reject all” cookies button on our website, our website enabled third parties to place cookies and similar tracking technologies on their browsers and devices and/or to transmit their user data to third parties for their financial gain and other purposes. Plaintiffs seek compensatory damages (including statutory damages), punitive damages, nominal damages, restitution, disgorgement of revenues and profits, injunctive relief, and attorneys’ fees and costs. On May 30, 2025, we filed a motion to dismiss plaintiffs’ complaint. On July 11, 2025, plaintiffs filed an opposition brief to our motion to dismiss. On August 1, 2025, we filed a reply to plaintiffs’ opposition brief.

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

(9) Segment Reporting:

We operate our business as one operating segment, which also represents one reportable segment: firearms. Therefore, our operating results are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting.

The firearms segment is engaged in the design, manufacture, and sale of a variety of firearms and firearm-related products. Our Chief Executive Officer has been identified as the chief operating decision maker, or CODM. The CODM manages and allocates

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2025 and 2024

resources on a consolidated basis. The determination of a single segment is consistent with the financial information regularly reviewed by the CODM for purposes of evaluating our performance and allocating resources, which is reviewed on a consolidated basis.

As our CODM evaluates the financial performance of our firearms segment on a consolidated basis, the measure of segment performance is net income, as reflected in our consolidated statements of operations. The CODM uses net income to allocate resources on a consolidated basis, which enables the CODM to assess both the overall level of resources available and to optimize the distribution of resources in line with our long-term strategic goals. Our segment net sales, segment significant expenses, and segment profit, as provided to the CODM, align to the captions presented on our consolidated statements of operations. As we manage our assets on a consolidated basis, the measure of segment assets is total assets, as reflected in the consolidated balance sheets.

The following table summarizes additional segment information not already disclosed elsewhere (in thousands):

	For the Three Months Ended July 31,
	2025	2024
Interest income	$632	$714
Interest expense	1,837	1,446
Interest expense, net	$(1,205)	$(732)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2025 Annual Report and our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. This section sets forth key objectives and performance indicators used by us as well as key industry data tracked by us.

This section generally discusses year-to-year comparisons between the three months ended July 31, 2025 and 2024. A discussion of our results of operations, liquidity, and capital resources for the three months ended July 31, 2024 compared to July 31, 2023 is not included in this Quarterly Report on Form 10-Q and can be found in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2024, filed with the SEC on September 5, 2024. See also the discussion below related to an immaterial correction of an error.

First Quarter Fiscal 2026 Highlights

Our operating results for the three months ended July 31, 2025 included the following:

•
Net sales were $85.1 million, a decrease of $3.3 million, or 3.7%, from the comparable quarter last year.
•
Gross margin was 25.9% compared with gross margin of 27.4% for the comparable quarter last year.
•
Net loss was $3.4 million, or $0.08 per diluted share, compared with $1.9 million, or $0.04 per diluted share, for the comparable quarter last year.

Immaterial Correction of an Error

During the fourth quarter of fiscal 2025, we identified an immaterial error related to our accrual for certain legal expenses, resulting in an overstatement of general and administrative expenses in the interim and annual periods for the fiscal year ended April 30, 2024 and during the interim periods for the fiscal year ended April 30, 2025. In accordance with SAB No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the quantitative and qualitative considerations of the error and determined that the related impact was not material to the results of operations, financial position, or cash flows for any historical annual or interim period. Prior year amounts have been adjusted to correct the immaterial error, which overstated general and administrative expenses by $336,000 and understated income tax expense by $85,000 for the three months ended July 31, 2024. Related changes to net income, corresponding line items within cash provided by operating activities, and related disclosures within the notes accompanying these financial statements reflect the immaterial correction.

Results of Operations

Net Sales and Gross Profit – For the Three Months Ended July 31, 2025

The following table sets forth certain information regarding net sales and gross profit for the three months ended July 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Handguns	$64,944	$53,277	$11,667	21.9%
Long guns	13,595	24,721	(11,126)	-45.0%
Other products & services	6,538	10,336	(3,798)	-36.7%
Total net sales	$85,077	$88,334	$(3,257)	-3.7%
Cost of sales	63,003	64,148	(1,145)	-1.8%
Gross profit	$22,074	$24,186	$(2,112)	-8.7%
% of net sales (gross margin)	25.9%	27.4%

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended July 31, 2025 and 2024 (units in thousands):

Total Units Shipped	2025	2024	# Change	% Change
Handguns	161	119	42	35.3%
Long guns	26	39	(13)	-33.3%

Sporting Goods Channel Units Shipped	2025	2024	# Change	% Change
Handguns	150	111	39	35.1%
Long guns	23	32	(9)	-28.1%

Professional Channel Units Shipped	2025	2024	# Change	% Change
Handguns	11	8	3	37.5%
Long guns	3	7	(4)	-57.1%

Sales of our handguns increased $11.7 million, or 21.9%, over the comparable quarter last year, primarily as a result of increased shipments of newly introduced products (defined as any new SKU not shipped in the comparable period last year), partially offset by a shift in product mix to lower priced models. Shipments of new products represented 37.7% of handgun sales in the quarter. Handgun unit shipments into the sporting goods channel increased by 35.1% from the comparable quarter last year while overall consumer handgun demand decreased by 2.4% (as indicated by adjusted background checks reported in the National Instant Criminal Background Check System, or NICS).

Sales of our long guns decreased $11.1 million, or 45.0%, from the comparable quarter last year, primarily as a result of lower consumer demand within the industry during the period. Shipments of newly introduced products represented 53.2% of long gun sales in the period. Long gun unit shipments into our sporting goods channel decreased by 28.1% from the comparable quarter last year while overall consumer demand for long guns decreased by 7.8% (as indicated by NICS). We believe the difference in our unit demand compared to NICS results was driven by stronger relative performance in categories in which we do not participate fully, specifically hunting.

Other products and services revenue decreased $3.8 million, or 36.7%, from the comparable quarter last year, primarily because of lower business-to-business and suppressor sales.

Newly introduced products represented 37.3% of net sales for the three months ended July 31, 2025 and included three new pistols, three new long guns, and many new product line extensions.

Gross margin for the three months ended July 31, 2025 was 25.9% compared with 27.4% for the comparable quarter last year, primarily driven by unfavorable fixed-cost absorption from lower production volumes and higher tariffs on imported materials and components, partially offset by favorable inventory adjustments (including standard cost revaluations, shrink, and excess inventory write downs), lower promotional costs, and lower federal firearms excise taxes as a result of the favorable completion of a recent audit. We estimate higher tariffs negatively impacted gross margin by approximately 120 basis points when compared to the comparable quarter last year.

Inventory balances increased $13.3 million between April 30, 2025 and July 31, 2025 as a result of level loading of our manufacturing facilities to ensure our ability to satisfy anticipated future demand. While inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results, it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors, including seasonality, new product introductions, news events, political events, and consumer tastes. We expect our inventory levels to decline during the remainder of the fiscal year.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended July 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Research and development	$3,007	$2,515	$492	19.6%
Selling, marketing, and distribution	8,752	9,889	(1,137)	-11.5%
General and administrative	13,316	13,366	(50)	-0.4%
Gain on sale/disposition of assets	(43)	(58)	15	—
Total operating expenses	$25,032	$25,712	$(680)	-2.6%
% of net sales	29.4%	29.1%

Research and development expenses increased $492,000 over the prior year comparable quarter because of higher tooling-related costs associated with new product development, partially offset by lower compensation-related costs. Selling, marketing, and distribution expenses decreased $1.1 million, primarily as a result of lower promotional costs and the timing of certain industry events. General and administrative expenses were largely flat compared to the prior year comparable quarter.

Operating Loss

The following table sets forth certain information regarding operating loss for the three months ended July 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Operating loss	$(2,958)	$(1,526)	$(1,432)	93.8%
% of net sales (operating margin)	-3.5%	-1.7%

Operating loss for the three months ended July 31, 2025 increased $1.4 million over the comparable quarter last year, primarily for the reasons outlined above.

Interest Expense, net

The following table sets forth certain information regarding interest expense, net for the three months ended July 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Interest expense, net	$(1,205)	$(732)	$(473)	64.6%

Interest expense, net increased by $473,000 over the comparable quarter last year, primarily as a result of higher average debt balances and lower average cash balances during the three months ended July 31, 2025 compared with the comparable quarter last year.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended July 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Income tax benefit	$(690)	$(409)	$(281)	68.7%
% of income from operations (effective tax rate)	16.8%	18.1%		-1.3%

Income tax benefit increased $281,000 from the comparable quarter last year, primarily as a result of higher operating loss. Before adjusting for discrete items related to stock-based compensation, the effective tax rate was 33.7% in the current quarter and 25.5% in the prior year comparable quarter. The increase in the effective tax rate before adjusting for discrete items was due to decreased forecasted pretax income and changes in state apportionment.

On July 4, 2025, the reconciliation bill, commonly known as the One Big Beautiful Bill Act, or the OBBBA, was enacted into law. The OBBBA, among other things, eliminates the requirement to capitalize U.S. research and development expenses, permanently extends certain provisions of the Tax Cuts & Jobs Act of 2017, and modifies certain international tax provisions, including changes to the foreign-derived intangible income regime, with effective dates beginning in calendar year 2025 and extending through calendar year 2027. As the OBBBA was enacted during the fiscal quarter ended July 31, 2025, we have considered and reflected the impacts on the consolidated financial statements. We do not expect the impact of these provisions to have a material impact on the consolidated financial statements.

Net Loss

The following table sets forth certain information regarding net loss and the related per share data for the three months ended July 31, 2025 and 2024 (dollars in thousands, except per share data):

	2025	2024	$ Change	% Change
Net loss	$(3,411)	$(1,855)	$(1,556)	83.9%
Net loss per share:
Basic	$(0.08)	$(0.04)	$(0.04)	100.0%
Diluted	$(0.08)	$(0.04)	$(0.04)	100.0%

Net loss for the three months ended July 31, 2025 was $3.4 million compared with $1.9 million for the comparable quarter last year for the reasons outlined above.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our operations, including working capital and capital expenditures, and return capital to stockholders. Capital expenditures for new product development and repair and replacement of equipment represent important cash needs.

The following table sets forth certain cash flow information for the three months ended July 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change
Operating activities	$(8,110)	$(30,815)	$22,705
Investing activities	(7,464)	(4,665)	(2,799)
Financing activities	8,307	10,156	(1,849)
Total cash flow	$(7,267)	$(25,324)	$18,057

Operating Activities

Cash used in operating activities was $8.1 million for the three months ended July 31, 2025 compared with $30.8 million for the three months ended July 31, 2024. The improvement was primarily driven by a $24.0 million reduction in working capital usage.

Working capital usage for the three months ended July 31, 2025 was favorably impacted by a $16.1 million reduction associated with inventory, a $5.3 million reduction associated with accounts payable, a $3.5 million reduction associated with accrued payroll and incentives, and a $3.3 million reduction associated with accounts receivable, partially offset by a $4.6 million increase in working capital usage associated with accrued expenses and deferred revenue.

Investing Activities

Cash used in investing activities increased $2.8 million for the three months ended July 31, 2025 compared with the prior year comparable period, primarily as a result of $3.2 million of purchases of marketable securities during the three months ended July 31, 2025 compared to no purchases in the prior year period.

We currently expect to spend $25.0 million to $30.0 million on capital expenditures in fiscal 2026.

Financing Activities

Cash provided by financing activities was $8.3 million for the three months ended July 31, 2025 compared with $10.2 million for the three months ended July 31, 2024. Cash provided by financing activities during the three months ended July 31, 2025 was primarily the result of $15.0 million in net borrowings under our revolving line of credit, partially offset by $5.9 million in dividend distributions.

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

On August 15, 2025, we entered into the First Amendment, which provides for (a) in connection with the calculation of Consolidated Funded Indebtedness (as defined in the Second Amended and Restated Credit Agreement), the exclusion of any Indebtedness (as defined in the Second Amended and Restated Credit Agreement) of the guarantors relating to a particular guaranty; (b) in connection with the calculation of Consolidated Fixed Charge Coverage Ratio (as defined in the Second Amended and Restated Credit Agreement), a one-time exclusion of cash taxes paid by the loan parties during fiscal 2026 in connection with the filing of amended tax returns in fiscal 2026 covering particular periods; and (c) an amendment to the minimum Consolidated Fixed Charge Coverage Ratio for particular measurement periods.

As of July 31, 2025, we had $95.0 million of borrowings outstanding on the Revolving Line, bearing interest at an average rate of 6.69%, which is equal to the Adjusted Term SOFR rate plus an applicable margin.

The credit agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. We were in compliance with all debt covenants as of July 31, 2025.

Share Repurchase Programs — On September 19, 2023, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions through September 19, 2024, or the 2023 Authorization. During fiscal 2025, we purchased 1,531,763 shares of our common stock for $21.4 million under the 2023 Authorization. The 2023 Authorization expired on September 19, 2024. On September 5, 2024, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions from September 20, 2024 through September 20, 2025, or the 2024 Authorization. As of July 31, 2025, we had repurchased 312,310 shares of our common stock for $4.1 million under the 2024 Authorization.

During the three months ended July 31, 2025, there were no common stock repurchases. During the three months ended July 31, 2024, we repurchased a total of 870,669 shares of our common stock for $12.9 million.

Dividends — Our Board of Directors has authorized a $0.13 per share quarterly dividend, which will be paid to stockholders of record on September 18, 2025 with payment to be made on October 2, 2025.

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

As of July 31, 2025, we had $18.0 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations for at least the next 12 months.

Other Matters

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant accounting policies are disclosed in Note 2 of the Notes to the Consolidated Financial Statements in our Fiscal 2025 Annual Report. The most significant areas involving our judgments and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2025 Annual Report, to which there have been no material changes. Actual results could differ from our estimates.

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements, if any, is discussed in Note 2—Basis of Presentation to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended July 31, 2025, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.

A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

Management, with participation of the Chief Executive Officer and Chief Financial Officer, under the oversight of our Audit Committee of our Board of Directors, conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2025 using the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of July 31, 2025 due to the material weakness in internal control over financial reporting described below.

A material weakness, as defined in Rule 12b-2 of the Exchange Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

A deficiency was identified in our internal control over financial reporting related to the operation of the control to review the accrual for certain legal expenses. This control did not operate effectively due to insufficient knowledge and experience of our personnel related to the reconciliation of the accrual for certain legal expenses.

The material weakness resulted in immaterial misstatements to the accrual for certain legal expenses that were recorded in our consolidated financial statements during the interim and annual periods for the fiscal year ended April 30, 2024 and during the interim periods for the fiscal year ended April 30, 2025. Prior period amounts have been adjusted to correct the immaterial error, which overstated accrued expenses and deferred revenue and general and administrative expenses, understated income tax expense, and overstated income tax receivable and deferred income taxes.

The material weakness creates a reasonable possibility that a material misstatement to our annual or interim consolidated financial statements would not be prevented or detected on a timely basis by our internal controls.

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of July 31, 2025.

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

Our remediation efforts are ongoing, and management expects that the remediation efforts and testing will continue throughout fiscal 2026. Management believes that these actions, and the improvements achieved as a result thereof, will effectively remediate the material weakness. However, the material weakness in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our first fiscal quarter of 2026 has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The nature of legal proceedings against us is discussed in Note 8—Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, and cash flows as set forth under Part I, Item 1A “Risk Factors” of our Fiscal 2025 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position, and cash flows. We are aware of no material changes to the Risk Factors discussed in our Fiscal 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2025, there were no purchases of our common stock by us or any affiliated purchasers within the meaning of Rule 10b-18(a)(3) of the Exchange Act.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended July 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

INDEX TO EXHIBITS

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (immediately preceding the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

10.107**	Smith & Wesson Brands, Inc. Executive Severance Pay Plan (1)

10.119(a)**	Amended and Restated Employment Agreement, executed June 18, 2025 and effective as of June 18, 2025, by and between Mark P. Smith and the Registrant (2)

10.126(d)***	First Amendment to Second Amended and Restated credit Agreement by and among the Registrant, Smith & Wesson Sales Company, Smith & Wesson Inc., the Guarantors, the Lenders, and TD Bank, N.A. (3)

10.132	Agreement and Release, dated April 28, 2025, by and between Smith and Wesson Sales Company and Susan J. Cupero (4)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Management contract or compensatory arrangement.

*** Certain schedules and exhibits have been omitted from this filing pursuant to Item 601(a) (5) of Regulation S-K. We agree to supplementally furnish a copy of any omitted schedule or exhibit to the SEC upon request.

(1) Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed with the SEC on June 20, 2025.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed with the SEC on June 20, 2025.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the SEC on August 18, 2025.

(4) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the SEC on May 2, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH & WESSON BRANDS, INC. a Nevada corporation

Date: September 4, 2025	By:	/s/ Mark P. Smith
Mark P. Smith
President and Chief Executive Officer

Date: September 4, 2025	By:	/s/ Deana L. McPherson
Deana L. McPherson
Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary