Form 10-Q
period 2025-10-31
SMITH & WESSON BRANDS, INC.
filed 2025-12-04
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

The registrant had 44,493,745 shares of common stock, par value $0.001, outstanding as of December 2, 2025.

SMITH & WESSON BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended October 31, 2025 and 2024

Smith & Wesson®, S&W®, M&P®, M&P Shield®, Performance Center®, Abyss®, Airlite®, Airweight®, American Guardians®, Armornite®, Arrow®, Aurora-II®, Blast Jacket®, Bodyguard®, Carry Comp®, Chiefs Special®, Club 1852®, Competitor®, CSX®, Dagger®, Empowering Americans®, E-Series®, ETM®, EZ®, Flexmag®, G-Core®, Gemtech®, Gemtech Suppressors®, GM®, GM-S1®, GMT-Halo®, Governor®, GVAC®, Integra®, Lady Smith®, Lever Lock®, Lunar®, M&P FPC®, M2.0®, Magnum®, Mist-22®, Model 1854®, Mountain Gun®, Protected by Smith & Wesson®, Put A Legend On Your Line®, Quickmount®, Shield®, Silence is Golden®, Smith & Wesson Collectors Association®, Smith & Wesson Performance Center®, Smith & Wesson Precision Components®, Smith & Wesson Response®, SW Equalizer®, SW22 Victory®, TEMPO®, The S&W Bench®, Trek®, Volunteer®, and Weather Shield® are some of the registered U.S. trademarks of our company or one of our subsidiaries. This Quarterly Report on Form 10-Q also may contain trademarks and trade names of other companies.

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding our expectation that the unrecognized compensation expense related to unvested RSUs and PSUs will be recognized over a weighted average remaining contractual term of 1.5 years; our belief with respect to certain matters described in the Commitments and Contingencies - Litigation section that the allegations are unfounded and, in addition, that any incident and any results from them or any injuries were due to negligence or misuse of the firearm by the claimant or a third party; our belief that our accruals for product liability cases and claims are a reasonable quantitative measure of the cost to us of product liability cases and claims; our belief that an unfavorable outcome or prolonged litigation could harm our business; our conclusion that we are unable to reasonably estimate the probability or the estimated range of reasonably possible additional losses related to material adverse judgments related to known claims and the related product liability accrual, our determination not to accrue for any such judgments, and our belief that we have provided adequate accruals for defense costs; our aim to meet requirements of the Project Agreement (as defined herein) and the Accountability Agreement (as defined herein); our belief that inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results; our expectation that our inventory levels will decline during the remainder of the fiscal year; our expectation that the impact of OBBBA (as defined herein) provisions will not have a material impact on our consolidated financial statements; our expectation for capital expenditures in fiscal 2026; factors affecting our future capital requirements; the availability of equity or debt financing on acceptable terms, if at all; the record date and payment date for our dividend; our belief that our existing capital resources and credit facilities will be adequate to fund our operations for at least the next 12 months; management’s plans to remediate the material weakness previously identified such that the control over the accrual for certain legal expenses is operating effectively; our expectation that the remediation actions will include developing a training program for certain personnel to increase their knowledge of accruals for legal expenses; our expectation that the remediation efforts and testing will continue throughout fiscal 2026; and our belief that the remediation actions, and the improvements achieved as a result thereof, will effectively remediate the material weakness.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	October 31, 2025	April 30, 2025
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$22,431	$25,231
Marketable securities	4,890	—
Accounts receivable, net of allowances for credit losses of $5 on October 31, 2025 and April 30, 2025	45,834	55,868
Inventories	183,141	189,840
Prepaid expenses and other current assets	9,655	6,260
Income tax receivable	2,569	66
Total current assets	268,520	277,265
Property, plant, and equipment, net of accumulated depreciation and amortization of $384,186 on October 31, 2025 and $368,811 on April 30, 2025	242,082	242,648
Intangibles, net	2,278	2,409
Goodwill	19,024	19,024
Deferred income taxes	9,584	10,260
Other assets	7,094	8,006
Total assets	$548,582	$559,612
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,485	$26,887
Accrued expenses and deferred revenue	18,658	24,678
Accrued payroll and incentives	10,303	9,060
Accrued profit sharing	204	4,636
Accrued warranty	1,241	1,379
Total current liabilities	53,891	66,640
Notes and loans payable (Note 3)	88,992	79,096
Finance lease payable, net of current portion	32,806	33,703
Other non-current liabilities	9,697	7,719
Total liabilities	185,386	187,158
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 76,168,890 issued and 44,490,896 shares outstanding on October 31, 2025 and 75,789,455 shares issued and 44,111,461 shares outstanding on April 30, 2025	76	76
Additional paid-in capital	301,933	298,075
Retained earnings	519,462	532,615
Treasury stock, at cost (31,677,994 shares on October 31, 2025 and April 30, 2025)	(458,275)	(458,312)
Total stockholders’ equity	363,196	372,454
Total liabilities and stockholders’ equity	$548,582	$559,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2025	2024	2025	2024
	(In thousands, except per share data)
Net sales	$124,670	$129,679	$209,748	$218,013
Cost of sales	94,321	95,175	157,324	159,322
Gross profit	30,349	34,504	52,424	58,691
Operating expenses:
Research and development	2,433	2,221	5,440	4,736
Selling, marketing, and distribution	10,336	9,613	19,088	19,503
General and administrative	13,465	15,214	26,781	28,579
Gain on sale/disposition of assets, net	—	(81)	(43)	(139)
Total operating expenses	26,234	26,967	51,266	52,679
Operating income	4,115	7,537	1,158	6,012
Other expense, net:
Other income/(expense), net	277	(5)	338	(11)
Interest expense, net	(1,385)	(1,419)	(2,590)	(2,152)
Total other expense, net	(1,108)	(1,424)	(2,252)	(2,163)
Income/(loss) before income taxes	3,007	6,113	(1,094)	3,849
Income tax expense	1,090	1,567	400	1,158
Net income/(loss)	$1,917	$4,546	$(1,494)	$2,691
Net income/(loss) per share:
Basic - net income/(loss)	$0.04	$0.10	$(0.03)	$0.06
Diluted - net income/(loss)	$0.04	$0.10	$(0.03)	$0.06
Weighted average number of common shares outstanding:
Basic	44,396	44,523	44,329	44,922
Diluted	44,737	44,935	44,329	45,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at July 31, 2024	75,552	$76	$290,790	$534,652	$73	30,705	$(445,600)	$379,991
Stock-based compensation	—	—	1,869	—	—	—	—	1,869
Shares issued under employee stock purchase plan	68	—	749	—	—	—	—	749
Issuance of common stock under restricted stock unit awards, net of shares surrendered	58	—	(46)	—	—	—	—	(46)
Repurchase of treasury stock, including excise tax	—	—	—	—	—	753	(9,846)	(9,846)
Dividends issued, including accruals ($0.13 per common share)	—	—	—	(5,781)	—	—	—	(5,781)
Net income	—	—	—	4,546	—	—	—	4,546
Balance at October 31, 2024	75,678	$76	$293,362	$533,417	$73	31,458	$(455,446)	$371,482

Balance at April 30, 2024	75,395	$75	$289,994	$542,414	$73	29,834	$(432,642)	$399,914
Stock-based compensation	—	—	3,722	—	—	—	—	3,722
Shares issued under employee stock purchase plan	68	—	749	—	—	—	—	749
Issuance of common stock under restricted stock unit awards, net of shares surrendered	215	1	(1,103)	—	—	—	—	(1,102)
Repurchase of treasury stock, including excise tax	—	—	—	—	—	1,624	(22,804)	(22,804)
Dividends issued, including accruals ($0.26 per common share)	—	—	—	(11,688)	—	—	—	(11,688)
Net income	—	—	—	2,691	—	—	—	2,691
Balance at October 31, 2024	75,678	$76	$293,362	$533,417	$73	31,458	$(455,446)	$371,482

Balance at July 31, 2025	75,988	$76	$299,175	$523,420	$—	31,678	$(458,292)	$364,379
Stock-based compensation	—	—	2,099	—	—	—	—	2,099
Shares issued under employee stock purchase plan	94	—	743	—	—	—	—	743
Issuance of common stock under restricted stock unit awards, net of shares surrendered	87	—	(84)	—	—	—	—	(84)
Repurchase of treasury stock, including excise tax	—	—	—	—	—	—	17	17
Dividends issued, including accruals ($0.13 per common share)	—	—	—	(5,875)	—	—	—	(5,875)
Net income	—	—	—	1,917	—	—	—	1,917
Balance at October 31, 2025	76,169	$76	$301,933	$519,462	$—	31,678	$(458,275)	$363,196

Balance at April 30, 2025	75,789	$76	$298,075	$532,615	$—	31,678	$(458,312)	$372,454
Stock-based compensation	—	—	3,990	—	—	—	—	3,990
Shares issued under employee stock purchase plan	94	—	743	—	—	—	—	743
Issuance of common stock under restricted stock unit awards, net of shares surrendered	286	—	(875)	—	—	—	—	(875)
Repurchase of treasury stock, including excise tax	—	—	—	—	—	—	37	37
Dividends issued, including accruals ($0.26 per common share)	—	—	—	(11,659)	—	—	—	(11,659)
Net loss	—	—	—	(1,494)	—	—	—	(1,494)
Balance at October 31, 2025	76,169	$76	$301,933	$519,462	$—	31,678	$(458,275)	$363,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended October 31,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net (loss)/income	$(1,494)	$2,691
Adjustments to reconcile net (loss)/income to net cash provided by/(used) in operating activities:
Depreciation and amortization	16,465	16,261
Gain on sale/disposition of assets	(43)	(139)
Deferred income taxes	676	245
Stock-based compensation expense	3,990	3,722
Non-cash sublease income	(889)	(854)
Other, net	(317)	—
Changes in operating assets and liabilities:
Accounts receivable	10,034	6,364
Inventories	6,699	(35,535)
Prepaid expenses and other current assets	(3,395)	(5,139)
Income taxes	(2,503)	(5,632)
Accounts payable	(3,016)	(10,135)
Accrued payroll and incentives	1,243	(3,949)
Accrued profit sharing	(4,432)	(8,048)
Accrued expenses and deferred revenue	(3,425)	1,826
Accrued warranty	(138)	(328)
Other assets	40	665
Other non-current liabilities	(337)	(227)
Net cash provided by/(used in) in operating activities	19,158	(38,212)
Cash flows from investing activities:
Purchases of marketable securities	(4,573)	—
Payments to acquire patents and software	(54)	(112)
Proceeds from sale of property and equipment	49	237
Payments to acquire property and equipment	(15,281)	(8,004)
Net cash used in investing activities	(19,859)	(7,879)
Cash flows from financing activities:
Proceeds from loans and notes payable	20,000	60,000
Cash paid for debt issuance costs	(219)	(941)
Payments on finance lease obligation	(93)	(89)
Payments on notes and loans payable	(10,000)	—
Payments to acquire treasury stock	—	(22,620)
Dividend distribution	(11,655)	(11,652)
Proceeds to acquire common stock from employee stock purchase plan	743	749
Payment of employee withholding tax related to restricted stock units	(875)	(1,102)
Net cash (used in)/provided by financing activities	(2,099)	24,345
Net decrease in cash and cash equivalents	(2,800)	(21,746)
Cash and cash equivalents, beginning of period	25,231	60,839
Cash and cash equivalents, end of period	$22,431	$39,093
Supplemental disclosure of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$2,855	$2,353
Income taxes	$2,293	$6,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Six Months Ended October 31,
	2025	2024
	(In thousands)
Purchases of property and equipment included in accounts payable	$1,903	$2,394
Capital lease included in accrued expenses and finance lease payable	353	528

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2025 and 2024

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

(2) Basis of Presentation:

Immaterial Correction of an Error — During the fourth quarter of fiscal 2025, we identified an immaterial error related to our accrual for certain legal expenses, resulting in an overstatement of general and administrative expenses in the interim and annual periods for the fiscal year ended April 30, 2024 and during the interim periods for the fiscal year ended April 30, 2025. In accordance with Staff Accounting Bulletin, or SAB, No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the quantitative and qualitative considerations of the error and determined that the related impact was not material to the results of operations, financial position, or cash flows for any historical annual or interim period. Prior year amounts have been adjusted to correct the immaterial error, which overstated general and administrative expenses by $565,000 and $901,000 and understated income tax expense by $153,000 and $238,000 for the three and six months ended October 31, 2024, respectively. Related changes to net income, corresponding line items within cash provided by operating activities, and related disclosures within the notes accompanying these financial statements reflect the immaterial correction.

Interim Financial Information — The condensed consolidated balance sheet as of October 31, 2025, the condensed consolidated statements of operations for the three and six months ended October 31, 2025 and 2024, the condensed consolidated statements of changes in stockholders’ equity for the three and six months ended October 31, 2025 and 2024, and the condensed consolidated statements of cash flows for the six months ended October 31, 2025 and 2024 have been prepared by us without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows for the three and six months ended October 31, 2025 and for the periods presented, have been included. All intercompany transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of April 30, 2025 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Fiscal 2025 Form 10-K. The results of operations for the three and six months ended October 31, 2025 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2026, or any other period.

Marketable Securities — Marketable securities are defined as equity investments that are highly liquid and can be readily purchased or sold through established markets. As of October 31, 2025, we had marketable securities of $4.9 million, comprised of exchange-traded and mutual funds. These investments are reported at fair value on our condensed consolidated balance sheets, with the related unrealized gains and losses recorded in other income/(expense), net on our condensed consolidated statements of operations. Net unrealized gains and losses recognized on our marketable securities during the three and six months ended October 31, 2025 totaled $266,000 and $317,000, respectively, all of which related to securities that we continued to hold as of October 31, 2025.

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

For the Three and Six Months Ended October 31, 2025 and 2024

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2025 and 2024

As of October 31, 2025, we had $90.0 million of borrowings outstanding on the Revolving Line, bearing interest at a weighted average rate of 6.28%, which is equal to the Adjusted Term SOFR rate plus an applicable margin.

The Second Amended and Restated Credit Agreement contains customary limitations, including limitations on indebtedness, liens, fundamental changes to business or organizational structure, investments, loans, advances, guarantees, and acquisitions, asset sales, dividends, stock repurchases, stock redemptions, the redemption or prepayment of other debt, and transactions with affiliates. We are also subject to financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of October 31, 2025, we were compliant with all required financial covenants.

Letters of Credit — As of October 31, 2025, we had outstanding letters of credit aggregating $3.0 million, which included a $1.5 million letter of credit to collateralize our captive insurance company.

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $22.4 million and $25.2 million as of October 31, 2025 and April 30, 2025, respectively. Our marketable securities, which are measured at fair value on a recurring basis, totaled $4.9 million as of October 31, 2025. The carrying value of our revolving line of credit approximated the fair value as of both October 31, 2025 and April 30, 2025. We utilized Level 1 of the value hierarchy to determine the fair values of these assets and liabilities.

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

We did not have any Level 2 or Level 3 financial assets or liabilities as of October 31, 2025.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2025 and 2024

(5) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or net realizable value, as of October 31, 2025 and April 30, 2025 (in thousands):

	October 31, 2025	April 30, 2025
Finished goods	$111,291	$115,686
Finished parts	55,405	55,119
Work in process	6,872	6,037
Raw material	9,573	12,998
Total inventories	$183,141	$189,840

(6) Accrued Expenses and Deferred Revenue:

The following table sets forth other accrued expenses and deferred revenue as of October 31, 2025 and April 30, 2025 (in thousands):

	October 31, 2025	April 30, 2025
Accrued customer incentives and promotions	$3,903	$4,853
Accrued taxes other than income	3,885	5,907
Accrued employee benefits	3,557	3,240
Accrued professional fees	1,828	1,774
Current portion of finance lease obligation	1,772	1,701
Current portion of operating lease obligation	5	233
Accrued other	3,708	6,970
Total accrued expenses and deferred revenue	$18,658	$24,678

(7) Stockholders’ Equity:

Treasury Stock

On September 19, 2023, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions through September 19, 2024, or the 2023 Authorization. During fiscal 2025, we purchased 1,531,763 shares of our common stock for $21.4 million under the 2023 Authorization. The 2023 Authorization expired on September 19, 2024. On September 5, 2024, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions from September 20, 2024 through September 20, 2025, or the 2024 Authorization. As of October 31, 2025, we had repurchased 312,310 shares of our common stock for $4.1 million under the 2024 Authorization. On September 15, 2025, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2025 and 2024

from September 21, 2025 through September 21, 2026, or the 2025 Authorization. As of October 31, 2025, we had not repurchased any shares of our common stock under the 2025 Authorization.

During the three and six months ended October 31, 2025, there were no common stock repurchases. During the three months ended October 31, 2024, we repurchased a total of 753,631 shares of our common stock for $9.8 million. During the six months ended October 31, 2024, we repurchased a total of 1,624,300 shares of our common stock for $22.6 million.

Earnings per Share

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per common share for the three months ended October 31, 2025 and 2024 (in thousands, except per share data):

	For the Three Months Ended October 31,
	2025			2024
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$1,917	44,396	$0.04	$4,546	44,523	$0.10
Effect of dilutive stock awards	—	341	—	—	412	—
Diluted earnings	$1,917	44,737	$0.04	$4,546	44,935	$0.10

The following table provides a reconciliation of the net (loss)/income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per common share for the six months ended October 31, 2025 and 2024 (in thousands, except per share data):

	For the Six Months Ended October 31,
	2025			2024
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic earnings	$(1,494)	44,329	$(0.03)	$2,691	44,922	$0.06
Effect of dilutive stock awards	—	—	—	—	482	—
Diluted earnings	$(1,494)	44,329	$(0.03)	$2,691	45,404	$0.06

For the three months ended October 31, 2025 and 2024, there were 24,867 shares and 16,328 shares, respectively, excluded from the computation of diluted earnings because the effect would be antidilutive. For the six months ended October 31, 2025, there were no shares excluded from the computation of diluted earnings per share as a result of the net loss for the period. For the six months ended October 31, 2024, there were 18,587 shares excluded from the computation of diluted earnings because the effect would be antidilutive.

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

The total stock-based compensation expense, including purchases under our ESPP and grants of RSUs and performance-based RSUs, or PSUs, under the Incentive Stock Plans, was $4.0 million and $3.7 million for the six months ended October 31, 2025 and 2024, respectively. We include stock-based compensation expense in cost of sales, sales, marketing, and distribution, research and development, and general and administrative expenses.

We grant RSUs to employees and non-employee members of our Board of Directors. The awards are made at no cost to the recipient. An RSU represents the right to receive one share of our common stock and does not carry voting or dividend rights. Except in specific circumstances, RSU grants to employees prior to fiscal 2026 vest over a period of four years and RSU grants to employees

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2025 and 2024

during fiscal 2026 vest over a period of three years with one-fourth and one-third, respectively, of the units vesting on each grant anniversary date. We amortize the aggregate fair value of our RSU grants to compensation expense over the vesting period.

We grant PSUs to our executive officers and, from time to time, certain management employees who are not executive officers. The PSUs vest, and the fair value of such PSUs will be recognized, over the corresponding three-year performance period.

During the six months ended October 31, 2025, we granted an aggregate of 603,336 RSUs, including 289,376 RSUs to non-executive officer employees, 237,694 RSUs to our executive officers, and 76,266 RSUs to our directors. During the six months ended October 31, 2025, we granted 237,691 PSUs to certain of our executive officers. During the six months ended October 31, 2025, we cancelled 108,736 PSUs as a result of the failure to satisfy the performance metrics. During the six months ended October 31, 2025, we cancelled 48,841 RSUs as a result of the service conditions not being met. In connection with the vesting of RSUs, during the six months ended October 31, 2025, we delivered common stock to our employees (including our executive officers), former employees, and directors, with a total market value of $3.6 million.

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

A summary of activity for unvested RSUs and PSUs for the six months ended October 31, 2025 and 2024 is as follows:

	For the Six Months Ended October 31,
	2025		2024
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	1,204,133	$14.21	1,000,347	$13.45
Awarded	841,027	9.38	598,363	15.88
Released	(375,830)	14.09	(281,752)	13.10
Forfeited	(157,577)	13.29	(92,044)	18.70
RSUs and PSUs outstanding, end of period	1,511,753	$11.64	1,224,914	$14.32

As of October 31, 2025, there was $7.8 million of unrecognized compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average remaining contractual term of 1.5 years.

(8) Commitments and Contingencies:

Litigation

In January 2018, Gemini Technologies, Incorporated, or Gemini, commenced an action against us in the U.S. District Court for the District of Idaho, or the District Court. The complaint alleges, among other things, that we breached the earn-out and other provisions of the asset purchase agreement and ancillary agreements between the parties in connection with our acquisition of the Gemtech business from Gemini. The complaint seeks a declaratory judgment interpreting various terms of the asset purchase agreement and damages in the sum of $18.6 million. In November 2019, we filed an answer to Gemini’s complaint and a counterclaim against Gemini and its stockholders at the time the asset purchase agreement was signed. Plaintiffs amended their complaint to add a claim of fraud in the inducement. In September 2021, Gemini filed a motion for summary judgment seeking to dismiss our counterclaim. In June 2022, the District Court denied Gemini's motion for summary judgment. Gemini filed a second motion for summary judgment, and in August 2023, the District Court again denied Gemini’s motion. In November 2023, we entered into a settlement agreement with plaintiffs on the indemnity and counterclaims. On the same day, plaintiffs filed a motion for leave, seeking to file a second amended complaint. In January 2024, the District Court allowed plaintiffs’ amended allegations of fraud, and denied without prejudice their motion to add punitive damages. In February 2024, the District Court set a trial date of January 6, 2025, which was later postponed. On August 15, 2025, we filed a motion for summary judgment, and plaintiff filed a motion for leave to file a third amended complaint, seeking to properly name the defendants and to add punitive damages as relief. On November 6, 2025, the court confirmed that a hearing for oral

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2025 and 2024

argument on our motion for summary judgment and plaintiff’s motion for leave to file a third amended complaint is scheduled for December 10, 2025. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action.

We are a defendant in two product liability cases and are aware of four other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed in August 1999 by the city of Gary, Indiana, or the City, against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. In January 2018, the Lake Superior Court, County of Lake, Indiana granted defendants’ Motion for Judgment on the Pleadings, dismissing the case in its entirety. In February 2018, plaintiffs appealed the dismissal to the Indiana Court of Appeals. In May 2019, the Indiana Court of Appeals issued a decision, which affirmed in part and reversed in part, and remanded for further proceedings, the trial court’s dismissal of the City’s complaint. In July 2019, defendants filed a Petition to Transfer jurisdiction to the Indiana Supreme Court. In November 2019, the Indiana Supreme Court denied defendants' petition to transfer, and the case was returned to the trial court. In March 2024, a bill was signed into law that purports to prohibit political subdivisions in Indiana from bringing certain legal actions against certain firearm industry members and to apply to actions or lawsuits filed before, after, or on August 27, 1999. Defendants subsequently filed a joint motion for judgment on the pleadings based on the new law. In August 2024, the trial court denied defendants’ joint motion for judgment on the pleadings and, in October 2024, stayed its proceedings pending an interlocutory appeal with the Indiana Court of Appeals. In November 2024, the Indiana Court of Appeals granted defendants’ motion to accept jurisdiction of the interlocutory appeal. In December 2024, the state of Indiana filed a notice of intervention in the appeal, which was accepted in January 2025. On February 20, 2025, defendants and the state of Indiana filed opening briefs with the Indiana Court of Appeals. The City filed its opposition brief on May 23, 2025 and, on May 30, 2025, the Indiana Court of Appeals issued a notice of defect to the City on technical grounds – the City filed a corrected brief on June 6, 2025. On July 8, 2025, the defendants and the state of Indiana filed their reply briefs. On July 14, 2025, the City filed a motion for the Indiana Court of Appeals to hear oral argument in the matter. On October 9, 2025, the Indiana Court of Appeals set an oral argument hearing for December 9, 2025. We believe the claims asserted in the complaint have no merit, and we intend to aggressively defend this action.

We are a defendant in a putative class proceeding before the Ontario Superior Court of Justice in Toronto, Canada that was filed in December 2019. The action claims CAD$50 million in aggregate general damages, CAD$100 million in aggregate punitive damages, special damages in an unspecified amount, together with interest and legal costs. The named plaintiffs are two victims of a shooting that took place in Toronto in July 2018 and their family members. One victim was shot and injured during the shooting. The other victim suffered unspecified injuries while fleeing the shooting. The plaintiffs sought to certify a claim on behalf of classes that include all persons who were killed or injured in the shooting and their immediate family members. The plaintiffs allege negligent design and public nuisance. In July 2020, we filed a Notice of Motion for an order striking the claim and dismissing the action in its entirety. In February 2021, the court granted our motion in part and dismissed the plaintiffs’ claims in public nuisance and strict liability. The court declined to strike the negligent design claim and ordered that the claim proceed to a certification motion. In March 2021, we filed a motion for leave to appeal the court’s refusal to strike the negligent design claim with the Divisional Court, Ontario Superior Court of Justice. In July 2021, plaintiffs filed a motion to stay our motion for leave to appeal with the Divisional Court, on grounds that the appeal is premature. In November 2021, the Divisional Court granted plaintiffs’ motion, staying our motion for leave to appeal until 30 days after the decision on the balance of plaintiffs’ certification motion. A hearing on plaintiffs’ certification motion was held in January 2024. In March 2024, the court denied the plaintiffs’ motion for class certification. Three appeals were filed: (1) our appeal from the dismissal of our motion to strike the negligent design claim; (2) the plaintiffs’ appeal from the order striking out their public nuisance and strict liability claims; and (3) the plaintiffs’ appeal from the order dismissing their certification motion. In August 2024, the parties filed their motions regarding the appeals. In October 2024, the parties filed their response briefs and, in December 2024, the Court of Appeals for Ontario heard the appeals together. On June 23, 2025, the Court of Appeals for Ontario issued a decision: (1) dismissing our appeal from the dismissal of our motion to strike the negligent design claim; (2) dismissing plaintiffs’ appeal from the order striking out their public nuisance and strict liability claims; and (3) granting plaintiffs’ appeal from the order dismissing their certification order and certifying their negligence claim as a class proceeding. On September 19, 2025, we filed an application with the Supreme Court of Canada, requesting that the court grant leave to appeal the duty of care issue related to our negligent design claim. On October 22, 2025, plaintiffs filed both an opposition to our application seeking leave to appeal the duty of care issue related to our negligent design claim and a cross-appeal of the dismissal of their strict liability and public nuisance claims with the Supreme Court of Canada. On October 24, 2025, the Court of Appeal issued and entered the formal order in the case, which was submitted to the Supreme Court of Canada.

In May 2020, we were named in an action related to the Chabad of Poway synagogue shooting that took place in April 2019. The complaint was filed in the Superior Court of the State of California for the County of San Diego – Central and asserts claims against us for product liability, unfair competition, negligence, and public nuisance. The plaintiffs allege they were present at the synagogue on the day of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory and punitive damages, attorneys’ fees, and injunctive relief. In September 2020, we filed a demurrer and motion to strike, seeking to dismiss plaintiffs’ complaint. In July

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2025 and 2024

2021, the court granted our motion in part and reversed it in part, ruling that (1) the Protection of Lawful Commerce in Arms Act barred plaintiffs’ product liability action; (2) plaintiffs did not have standing to maintain an action under the Unfair Competition Law for personal injury related damages, but the court gave plaintiffs leave to amend to plead an economic injury; and (3) the Protection of Lawful Commerce in Arms Act did not bar plaintiffs’ ordinary negligence and public nuisance actions because plaintiffs had alleged that we violated 18 U.S.C. Section 922(b)(4), which generally prohibits the sale of fully automatic “machineguns.” In August 2021, we filed a Petition for Writ of Mandate in the Court of Appeal of the State of California, Fourth Appellate District, Division One. In September 2021, the Court of Appeal denied our appeal. In February 2022, the court consolidated the case with three related cases, in which we are not a party. In March 2022, the court granted our motion, dismissing plaintiffs’ Unfair Competition Law claim, without further leave to amend. In February 2023, we filed a motion for summary judgment. In May 2023, the court denied our motion for summary judgment without prejudice and allowed plaintiffs time for additional discovery. A hearing on our renewed motion for summary judgment was held in October 2024. In December 2024, the court granted our renewed motion for summary judgment and we later filed a proposed notice of final judgment with the court, requesting the court to enter a final judgment in our favor and to dismiss all claims against us. In February 2025, the court entered the final judgment. On April 8, 2025, plaintiffs filed a notice of appeal with the California Court of Appeal. In September 2025, the parties stipulated that plaintiffs’ opening brief must be filed with the California Court of Appeal by December 8, 2025.

In September 2022, we were named as defendants in 12 nearly identical, separate actions related to a shooting in Highland Park, Illinois on July 4, 2022. The complaints were filed in the Circuit Court of the Nineteenth Judicial Circuit in Lake County, Illinois and assert claims against us for negligence and deceptive and unfair practices under the Illinois Consumer Fraud and Deceptive Business Practices Act. The plaintiffs allege they were present at a parade at the time of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory damages, attorneys’ fees, and injunctive relief. We filed motions for removal of each case to the U.S. District Court for the Northern District of Illinois. In November 2022, we filed a motion to consolidate the cases for preliminary motion purposes. In December 2022, plaintiffs filed motions to remand the cases back to the state court. In September 2023, the court granted plaintiffs’ motion to remand. In October 2023, we filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. In March 2024, three new lawsuits were filed in the Circuit Court of Lake County, Illinois. In April 2024, the Seventh Circuit affirmed the remand decision. In May 2024, plaintiffs filed a motion for attorneys’ fees incurred as a result of removal, and we filed an opposition to plaintiffs’ motion. In March 2025, the district court granted plaintiffs’ motion, ordering us to pay certain of plaintiffs’ attorneys’ fees. In June and July 2024, the district court remanded the 12 separate actions to state court, with some plaintiffs amending their complaints to remove references to violations of federal law and asserting additional claims against us, including claims alleging violation of the Illinois Uniform Deceptive Trade Practices Act, the Illinois Consumer Fraud and Deceptive Business Practices Act, negligent and intentional infliction of emotional distress, and negligent entrustment. We were also named in 13 additional separate cases against us in the same state court during the same time period, largely raising similar allegations against us as in the initial and amended complaints. In July 2024, the trial court consolidated all cases for purposes of motions to dismiss and discovery. In September 2024, we filed our motions to dismiss plaintiffs’ 25 separate complaints. On April 1, 2025, the court granted our motion to dismiss without prejudice with respect to plaintiffs’ counts for violation of the Illinois Consumer Fraud and Deceptive Business Practices Act for lack of standing (with respect to the deceptive claims only) and negligent entrustment and denied all remaining counts. Later in April 2025, plaintiffs served their first set of written discovery and we filed a motion to certify issues for interlocutory appeal with the trial court. On May 1, 2025, the court ordered an expedited briefing schedule for the motion and stayed discovery. On June 5, 2025, the court certified several issues for interlocutory appeal, lifted the discovery stay, set an initial trial date for March 8, 2027, and scheduled a status conference. We also filed our answers to plaintiffs' complaints. On July 7, 2025, we filed an application for interlocutory appeal with the Court of Appeal. On September 22, 2025, the Court of Appeal denied our application for an interlocutory appeal. We filed a petition for leave for an interlocutory appeal to the Illinois Supreme Court on October 27, 2025. On November 20, 2025, the parties agreed to extend plaintiffs’ deadline for filing an opposition to our application for an interlocutory appeal to the Illinois Supreme Court from November 17 to December 12, 2025. Discovery is ongoing.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2025 and 2024

In December 2022, the City of Buffalo, New York filed a complaint in the Supreme Court of the State of New York, County of Erie, against numerous manufacturers, distributors, and retailers of firearms. Later in December 2022, the City of Rochester, New York filed an almost identical complaint in the Supreme Court of the State of New York, County of Monroe against the same defendants. The complaints allege violation of the New York General Business Law, public nuisance, and deceptive business practices in violation of the New York General Business Law. In January 2023, we filed notices of removal of the cases to the U.S. District Court for the Western District of New York. In March 2023, defendants filed a motion to stay both cases pending a ruling by the U.S. Court of Appeals for the Second Circuit in the NSSF v. James case. In June 2023, the court granted defendants’ motions to consolidate and to stay pending resolution of the NSSF v. James appeal. On July 10, 2025, the U.S. Court of Appeals for the Second Circuit ruled against NSSF in the NSSF v. James appeal. Later, the court granted the parties’ joint briefing schedule, setting September 25, 2025 as the deadline for defendants to file their motion to dismiss the complaint. Defendants filed a joint motion to dismiss on September 25, 2025.

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

We were named in a putative class action lawsuit filed on April 4, 2025 in the U.S. District for the Northern District of California. The complaint alleges violation of the California Invasion of Privacy Act, the California Privacy Act, invasion of privacy, intrusion upon seclusion, fraud/deceit/misrepresentation, breach of contract, breach of implied contract and fair dealing, trespass to chattels, and unjust enrichment. Plaintiffs allege that after they clicked on the “reject all” cookies button on our website, our website enabled third parties to place cookies and similar tracking technologies on their browsers and devices and/or to transmit their user data to third parties for their financial gain and other purposes. Plaintiffs seek compensatory damages (including statutory damages), punitive damages, nominal damages, restitution, disgorgement of revenues and profits, injunctive relief, and attorneys’ fees and costs. On May 30, 2025, we filed a motion to dismiss plaintiffs’ complaint. On July 11, 2025, plaintiffs filed an opposition brief to our motion to dismiss. On August 1, 2025, we filed a reply to plaintiffs’ opposition brief. On October 9, 2025, the court conducted a hearing on our motion to dismiss, and the parties filed an initial case management statement. On November 7, 2025, plaintiffs served us with their first set of written discovery. On November 13, 2025, the parties filed a stipulation and proposed order selecting an alternative dispute resolution process, notifying the court of their selection of a private mediator and their proposed June 30, 2026 deadline to mediate the case.

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

For the Three and Six Months Ended October 31, 2025 and 2024

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

In connection with the Relocation, we entered into an accountability agreement, or the Accountability Agreement, with the Tennessee Department of Economic and Community Development and the Blount Partnership economic development organization. Pursuant to the Accountability Agreement, the Blount Partnership received a grant in the amount of $9,000,000, which was paid to us pursuant to a grant contract. Among other performance requirements in the Accountability Agreement, we committed that we would create and maintain 750 new jobs at the facility, measured as the average number of full-time jobs at the facility on three test dates: January 1, 2027, January 1, 2028, and January 1, 2029, or the Compliance Period. In the event that the three-year average number of full-time jobs during the Compliance Period equals or exceeds 90% of the 750-job commitment, no recapture payment will be required. If the three-year average number of full-time jobs during the Compliance Period is less than 90% of the committed number, but greater than 50% of such number, we will be required to make a recapture payment equal to the percentage of full-time jobs at the facility below the 750 jobs committed, times the grant amount. If the three-year average number of full-time jobs during the Compliance Period is less than 50% of the committed number, we will be required to make a recapture payment equal to the full amount of the grant. The payment, if any, would be made on a one-time basis and due no later than 45 days after the state’s demand, which would likely be in the second calendar quarter of 2029, if required.

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

The following table summarizes additional segment information not already disclosed elsewhere (in thousands):

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2025 and 2024

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2025	2024	2025	2024
Interest income	$597	$661	$1,229	$1,375
Interest expense	(1,982)	(2,080)	(3,819)	(3,527)
Interest expense, net	$(1,385)	$(1,419)	$(2,590)	$(2,152)

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

This section generally discusses year-to-year comparisons between the three and six months ended October 31, 2025 and 2024. A discussion of our results of operations, liquidity, and capital resources for the three and six months ended October 31, 2024 compared to October 31, 2023 is not included in this Quarterly Report on Form 10-Q and can be found in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2024, filed with the SEC on December 5, 2024. See also the discussion below related to an immaterial correction of an error.

Second Quarter Fiscal 2026 Highlights

Our operating results for the three months ended October 31, 2025 included the following:

•
Net sales were $124.7 million, a decrease of $5.0 million, or 3.9%, from the comparable quarter last year.
•
Gross margin was 24.3% compared with gross margin of 26.6% for the comparable quarter last year.
•
Net income was $1.9 million, or $0.04 per diluted share, compared with $4.5 million, or $0.10 per diluted share, for the comparable quarter last year.

Our operating results for the six months ended October 31, 2025 included the following:

•
Net sales were $209.7 million, a decrease of $8.3 million, or 3.8%, from the comparable period last year.
•
Gross margin was 25.0% compared with gross margin of 26.9% for the comparable period last year.
•
Net loss was $1.5 million, or $0.03 per diluted share, compared with net income of $2.7 million, or $0.06 per diluted share, for the comparable period last year.

Immaterial Correction of an Error

During the fourth quarter of fiscal 2025, we identified an immaterial error related to our accrual for certain legal expenses, resulting in an overstatement of general and administrative expenses in the interim and annual periods for the fiscal year ended April 30, 2024 and during the interim periods for the fiscal year ended April 30, 2025. In accordance with SAB No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the quantitative and qualitative considerations of the error and determined that the related impact was not material to the results of operations, financial position, or cash flows for any historical annual or interim period. Prior year amounts have been adjusted to correct the immaterial error, which overstated general and administrative expenses by $565,000 and $901,000 and understated income tax expense by $153,000 and $238,000 for the three and six months ended October 31, 2024, respectively. Related changes to net income, corresponding line items within cash provided by operating activities, and related disclosures within the notes accompanying these financial statements reflect the immaterial correction.

Results of Operations

Net Sales and Gross Profit – For the Three Months Ended October 31, 2025

The following table sets forth certain information regarding net sales and gross profit for the three months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Handguns	$90,769	$93,810	$(3,041)	-3.2%
Long guns	24,679	25,132	(453)	-1.8%
Other products & services	9,222	10,737	(1,515)	-14.1%
Total net sales	$124,670	$129,679	$(5,009)	-3.9%
Cost of sales	94,321	95,175	(854)	-0.9%
Gross profit	$30,349	$34,504	$(4,155)	-12.0%
% of net sales (gross margin)	24.3%	26.6%

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended October 31, 2025 and 2024 (units in thousands):

Total Units Shipped	2025	2024	# Change	% Change
Handguns	217	229	(12)	-5.2%
Long guns	41	46	(5)	-10.9%

Sporting Goods Channel Units Shipped	2025	2024	# Change	% Change
Handguns	207	211	(4)	-1.9%
Long guns	37	39	(2)	-5.1%

Professional Channel Units Shipped	2025	2024	# Change	% Change
Handguns	10	18	(8)	-44.4%
Long guns	4	7	(3)	-42.9%

Sales of our handguns decreased $3.0 million, or 3.2%, from the comparable quarter last year, primarily as a result of lower consumer demand, partially offset by increased shipments of newly introduced products (defined as any new SKU not shipped in the comparable period last year). Shipments of new products represented 42.8% of handgun sales in the quarter. Handgun unit shipments into the sporting goods channel decreased by 1.9% from the comparable quarter last year while overall demand for handguns increased by 2.9% (as indicated by adjusted background checks reported in the National Instant Criminal Background Check System, or NICS) due to a reduction in inventory in the channel.

Sales of our long guns decreased $453,000, or 1.8%, from the comparable quarter last year, primarily as a result of lower consumer demand, partially offset by increased shipments of newly introduced products. Shipments of new products represented 38.1% of long gun sales in the period. Long gun unit shipments into the sporting goods channel decreased by 5.1% from the comparable quarter last year while overall demand for long guns decreased by 8.3% (as indicated by NICS).

Other products and services revenue decreased $1.5 million, or 14.1%, from the comparable quarter last year, primarily because of lower business-to-business sales, partially offset by e-commerce sales, which began in the third quarter of fiscal 2025.

Newly introduced products represented 38.7% of net sales for the three months ended October 31, 2025 and included four new pistols, four new long guns, and many new product line extensions.

Gross margin for the three months ended October 31, 2025 was 24.3% compared with 26.6% for the comparable quarter last year, primarily driven by unfavorable fixed-cost absorption from lower production volumes, higher tariffs on imported materials and components, and unfavorable inventory adjustments (including standard cost revaluations, shrink, and excess inventory write downs), partially offset by lower promotional costs and lower federal firearms excise taxes as a result of the favorable completion of a recent audit. We estimate higher tariffs negatively impacted gross margin by approximately 80 basis points when compared to the comparable quarter last year.

Net Sales and Gross Profit – For the Six Months Ended October 31, 2025

The following table sets forth certain information regarding net sales and gross profit for the six months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Handguns	$155,714	$147,087	$8,627	5.9%
Long guns	38,274	49,853	(11,579)	(23.2)%
Other products & services	15,760	21,073	(5,313)	(25.2)%
Total net sales	$209,748	$218,013	$(8,265)	(3.8)%
Cost of sales	157,324	159,322	(1,998)	(1.3)%
Gross profit	$52,424	$58,691	$(6,267)	(10.7)%
% of net sales (gross margin)	25.0%	26.9%

The following table sets forth certain information regarding firearm units shipped by trade channel for the six months ended October 31, 2025 and 2024 (units in thousands):

Total Units Shipped	2025	2024	# Change	% Change
Handguns	379	349	30	8.6%
Long guns	67	85	(18)	(21.2)%

Sporting Goods Channel Units Shipped	2025	2024	# Change	% Change
Handguns	358	323	35	10.8%
Long guns	60	71	(11)	(15.5)%

Professional Channel Units Shipped	2025	2024	# Change	% Change
Handguns	21	26	(5)	(19.2)%
Long guns	7	14	(7)	(50.0)%

Sales of our handguns increased $8.6 million, or 5.9%, over the comparable period last year, primarily as a result of increased shipments of newly introduced products, partially offset by lower consumer demand for certain product categories, and a shift in product mix to lower priced models. Shipments of new products represented 40.7% of handgun sales in the period. Handgun unit shipments into the sporting goods channel increased by 10.8% over the comparable period last year while overall consumer handgun demand was largely flat (as indicated by NICS).

Sales of our long guns decreased $11.6 million, or 23.2%, from the comparable period last year, primarily as a result of lower consumer demand during the period and the timing of new product launches in the comparable period last year. Shipments of new products represented 43.4% of long gun sales in the period. Long gun unit shipments into the sporting goods channel decreased by 15.5% from the comparable period last year while overall consumer demand for long guns decreased by 8.1% (as indicated by NICS). We believe the difference in our unit demand compared to NICS results was driven by stronger relative performance in categories in which we do not participate fully, specifically hunting.

Other products and services revenue decreased $5.3 million, or 25.2%, from the comparable period last year, primarily because of lower business-to-business, parts, and suppressor sales; partially offset by e-commerce sales, which began in the third quarter of fiscal 2025.

Newly introduced products represented 38.1% of net sales for the six months ended October 31, 2025.

Gross margin for the six months ended October 31, 2025 was 25.0% compared with 26.9% for the comparable period last year, primarily driven by unfavorable fixed-cost absorption from lower production volumes, higher materials cost, higher tariffs on imported materials and components, and unfavorable inventory adjustments (including standard cost revaluations, shrink, and excess inventory write downs), partially offset by lower promotional costs and lower federal firearms excise taxes as a result of the favorable completion of a recent audit. We estimate higher tariffs negatively impacted gross margin by approximately 100 basis points when compared to the comparable period last year.

Inventory balances decreased $6.7 million between April 30, 2025 and October 31, 2025 as a result of our proactive inventory management and production planning efforts intended to optimize inventory levels and cash flows. While inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results, it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors, including seasonality, new product introductions, news events, political events, and consumer tastes. We expect our inventory levels to decline during the remainder of the fiscal year.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Research and development	$2,433	$2,221	$212	9.5%
Selling, marketing, and distribution	10,336	9,613	723	7.5%
General and administrative	13,465	15,214	(1,749)	-11.5%
Gain on sale/disposition of assets	—	(81)	81	-100.0%
Total operating expenses	$26,234	$26,967	$(733)	-2.7%
% of net sales	21.0%	20.8%

Selling, marketing, and distribution expenses increased $723,000, primarily as a result of one-time costs related to the grand opening event in September 2025 for the Smith & Wesson Academy and higher profit-related compensation expenses. General and administrative expenses decreased $1.7 million from the prior year comparable quarter, primarily as a result of lower legal expenses.

The following table sets forth certain information regarding operating expenses for the six months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Research and development	$5,440	$4,736	$704	14.9%
Selling, marketing, and distribution	19,088	19,503	(415)	-2.1%
General and administrative	26,781	28,579	(1,798)	-6.3%
Gain on sale/disposition of assets, net	(43)	(139)	96	-69.1%
Total operating expenses	$51,266	$52,679	$(1,413)	-2.7%
% of net sales	24.4%	24.2%

Research and development expenses increased $704,000 over the prior year comparable period because of higher tooling-related costs. Selling, marketing, and distribution expenses decreased $415,000, primarily as a result of lower promotional costs and the timing of certain industry events, partially offset by one-time costs related to the grand opening event for the Smith & Wesson Academy. General and administrative expenses decreased $1.8 million from the prior year comparable quarter, primarily as a result of lower legal expenses and compensation-related expenses, partially offset by higher insurance costs.

Operating Income

The following table sets forth certain information regarding operating income for the three months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Operating income	$4,115	$7,537	$(3,422)	-45.4%
% of net sales (operating margin)	3.3%	5.8%

Operating income for the three months ended October 31, 2025 decreased $3.4 million from the comparable quarter last year, primarily for the reasons outlined above.

The following table sets forth certain information regarding operating income for the six months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Operating income	$1,158	$6,012	$(4,854)	(80.7)%
% of net sales (operating margin)	0.6%	2.8%

Operating income for the six months ended October 31, 2025 decreased $4.9 million from the comparable quarter last year, primarily for the reasons outlined above.

Interest Expense, net

The following table sets forth certain information regarding interest expense, net for the three months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Interest expense, net	$(1,385)	$(1,419)	$(34)	2.4%

Interest expense, net decreased by $34,000 from the comparable quarter last year, primarily as a result of a lower average interest rate on debt and a higher average yield on cash balances, partially offset by the impact of higher average debt balances and lower average cash balances during the three months ended October 31, 2025 compared with the comparable quarter last year.

The following table sets forth certain information regarding interest expense, net for the six months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Interest expense, net	$(2,590)	$(2,152)	$438	-20.4%

Interest expense, net increased by $438,000 over the comparable period last year, primarily as a result of higher average debt balances and lower average cash balances, partially offset by lower average interest rates on debt during the six months ended October 31, 2025 compared with the comparable period last year.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Income tax expense	$1,090	$1,567	$(477)	-30.4%
% of income from operations (effective tax rate)	36.2%	25.6%		10.6%

Income tax expense decreased $477,000 from the comparable quarter last year, primarily as a result of higher operating loss. Before adjusting for discrete items related to stock-based compensation, the effective tax rate was 35.6% in the current quarter and 26.0% in the prior year comparable quarter. The increase in the effective tax rate before adjusting for discrete items was due to decreased forecasted pretax income and changes in state apportionment.

On July 4, 2025, the reconciliation bill, commonly known as the One Big Beautiful Bill Act, or the OBBBA, was enacted into law. The OBBBA, among other things, eliminates the requirement to capitalize U.S. research and development expenses, permanently extends certain provisions of the Tax Cuts & Jobs Act of 2017, and modifies certain international tax provisions, including changes to the foreign-derived intangible income regime, with effective dates beginning in calendar year 2025 and extending through calendar year 2027. As the OBBBA was enacted during the fiscal quarter ended July 31, 2025, we have considered and reflected the impacts on our consolidated financial statements. We do not expect the impact of these provisions to have a material impact on our consolidated financial statements.

The following table sets forth certain information regarding income tax expense for the six months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Income tax expense	$400	$1,158	$(758)	(65.5)%
% of income from operations (effective tax rate)	N/M	30.1%		N/M

Income tax expense decreased $758,000 from the comparable quarter last year, primarily as a result of higher operating loss. Before adjusting for discrete items related to stock-based compensation, the effective tax rate was 28.3% in the current quarter and 26.4% in the prior year comparable quarter. The increase in the effective tax rate before adjusting for discrete items was due to decreased forecasted pretax income and changes in state apportionment.

Net Income/(Loss)

The following table sets forth certain information regarding net loss and the related per share data for the three months ended October 31, 2025 and 2024 (dollars in thousands, except per share data):

	2025	2024	$ Change	% Change
Net income	$1,917	$4,546	$(2,629)	-57.8%
Net income per share:
Basic	$0.04	$0.10	$(0.06)	-60.0%
Diluted	$0.04	$0.10	$(0.06)	-60.0%

Net income for the three months ended October 31, 2025 was $1.9 million compared with $4.5 million for the comparable quarter last year for the reasons outlined above.

The following table sets forth certain information regarding net loss and the related per share data for the six months ended October 31, 2025 and 2024 (dollars in thousands, except per share data):

	2025	2024	$ Change	% Change
Net income	$(1,494)	$2,691	$(4,185)	(155.5)%
Net income per share:
Basic	$(0.03)	$0.06	$(0.09)	(150.0)%
Diluted	$(0.03)	$0.06	$(0.09)	(150.0)%

Net loss for the six months ended October 31, 2025 was $1.5 million compared with net income of $2.7 million for the comparable period last year for the reasons outlined above.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our operations, including working capital and capital expenditures, and return capital to stockholders. Capital expenditures for new product development and repair and replacement of equipment represent important cash needs.

The following table sets forth certain cash flow information for the six months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change
Operating activities	$19,158	$(38,212)	$57,370
Investing activities	(19,859)	(7,879)	(11,980)
Financing activities	(2,099)	24,345	(26,444)
Total cash flow	$(2,800)	$(21,746)	$18,946

Operating Activities

Cash provided by operating activities was $19.2 million for the six months ended October 31, 2025 compared with cash used in operating activities of $38.2 million for the six months ended October 31, 2024. The improvement was primarily driven by a $61.6 million reduction in working capital usage.

Working capital usage for the six months ended October 31, 2025 was favorably impacted by a $42.2 million reduction associated with inventory, a $7.1 million reduction associated with accounts payable, a $5.2 million reduction associated with accrued payroll and incentives, and a $3.7 million reduction associated with accounts receivable, partially offset by a $5.3 million increase in working capital usage associated with accrued expenses and deferred revenue.

Investing Activities

Cash used in investing activities increased $12.0 million for the six months ended October 31, 2025 compared with the prior year period, primarily as a result of a $7.3 million increase in capital expenditures, largely related to the Smith & Wesson Academy, and $4.6 million of purchases of marketable securities during the six months ended October 31, 2025. There were no purchases of marketable securities in the prior year period.

We currently expect to spend $25.0 million to $30.0 million on capital expenditures in fiscal 2026.

Financing Activities

Cash used by financing activities was $2.1 million for the six months ended October 31, 2025 compared with $24.3 million of cash provided by financing activities for the six months ended October 31, 2024. Cash used by financing activities during the six months ended October 31, 2025 was primarily the result of $11.7 million in dividend distributions, partially offset by $10.0 million in net borrowings under our revolving line of credit. Cash provided by financing activities for the six months ended October 31, 2024 was primarily the result of $60.0 million of net borrowings, partially offset by stock repurchases totaling $22.6 million and $11.7 million in dividend distributions. We had no stock repurchases during the six months ended October 31, 2025.

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

As of October 31, 2025, we had $90.0 million of borrowings outstanding on the Revolving Line, bearing interest at an average rate of 6.28%, which is equal to the Adjusted Term SOFR rate plus an applicable margin.

The credit agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. We were in compliance with all debt covenants as of October 31, 2025.

Share Repurchase Programs — On September 19, 2023, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions through September 19, 2024, or the 2023 Authorization. During fiscal 2025, we purchased 1,531,763 shares of our common stock for $21.4 million under the 2023 Authorization. The 2023 Authorization expired on September 19, 2024. On September 5, 2024, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions from September 20, 2024 through September 20, 2025, or the 2024 Authorization. As of October 31, 2025, we had repurchased 312,310 shares of our common stock for $4.1 million under the 2024 Authorization. On September 15, 2025, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions from September 21, 2025 through September 21, 2026, or the 2025 Authorization. As of October 31, 2025, we had not repurchased any shares of our common stock under the 2025 Authorization.

During the three and six months ended October 31, 2025, there were no common stock repurchases. During the three months ended October 31, 2024, we repurchased a total of 753,631 shares of our common stock for $9.8 million. During the six months ended October 31, 2024, we repurchased a total of 1,624,300 shares of our common stock for $22.6 million.

Dividends — Our Board of Directors has authorized a $0.13 per share quarterly dividend, which will be paid to stockholders of record on December 18, 2025 with payment to be made on January 2, 2026.

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

As of October 31, 2025, we had $22.4 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations for at least the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended October 31, 2025, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, under the oversight of our Audit Committee of our Board of Directors, conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2025 using the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of October 31, 2025 due to the material weakness in internal control over financial reporting described below.

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

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of October 31, 2025.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our second fiscal quarter of 2026 has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 31, 2025, there were no purchases of our common stock by us or any affiliated purchasers within the meaning of Rule 10b-18(a)(3) of the Exchange Act.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended October 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

INDEX TO EXHIBITS

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (immediately preceding the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

10.126(d)*

First Amendment to Second Amended and Restated Credit Agreement, dated as of August 15, 2025, by and among the Registrant, Smith & Wesson Sales Company, Smith & Wesson Inc., the Guarantors, the Lenders, and TD Bank, N.A. (1)

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

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the SEC on August 18, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH & WESSON BRANDS, INC. a Nevada corporation

Date: December 4, 2025	By:	/s/ Mark P. Smith
Mark P. Smith
President and Chief Executive Officer

Date: December 4, 2025	By:	/s/ Deana L. McPherson
Deana L. McPherson
Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary