Form 10-K
period 2026-04-30
SMITH & WESSON BRANDS, INC.
filed 2026-06-17
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (43,827,792 shares) based on the last reported sale price of the registrant’s common stock on the Nasdaq Global Select Market on October 31, 2025, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $420,089,386. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of June 15, 2026, there were 44,727,068 shares of the registrant’s common stock outstanding at a par value of $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Auditor Firm Id: 185 Auditor Name: KPMG LLP Auditor Location: Nashville, TN, USA

SMITH & WESSON BRANDS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2026

Smith & Wesson®, S&W®, M&P®, M&P Shield®, Performance Center®, Abyss®, Airlite®, Airweight®, American Guardians®, Armornite®, Arrow®, Aurora-II®, Blast Jacket®, Bodyguard®, Carry Comp®, Chiefs Special®, Club 1852®, Competitor®, CSX®, Dagger®, Empowering Americans®, Eg-Series®, ETM®, EZ®, Flexmag®, G-Core®, Gemtech®, Gemtech Suppressors®, GM®, GM-S1®, Governor®, GVAC®, Integra®, Lady Smith®, Lever Lock®, Lunar®, M&P FPC®, M2.0®, Magnum®, Mist-22®, Mountain Gun®, Protected by Smith & Wesson®, Put A Legend On Your Line®, Quickmount®, Shield®, Silence is Golden®, Smith & Wesson Collectors Association®, Smith & Wesson Performance Center®, Smith & Wesson Precision Components®, Smith & Wesson Response®, SW Equalizer®, SW22 Victory®, TEMPO®, The S&W Bench®, The Sigma Series®, Trek®, Volunteer®, and Weather Shield® are some of the registered U.S. trademarks of our company or one of our subsidiaries. This Annual Report on Form 10-K also may contain trademarks and trade names of other companies.

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

Statement Regarding Forward-Looking Information

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained or incorporated herein by reference in this Annual Report on Form 10-K, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Annual Report on Form 10-K include statements regarding the impact, if any, of statements regarding our objectives, goals, strategies, plans, and focus, including our objective to be the undisputed market leader in the firearm industry; our plan to continue to introduce new products in fiscal 2027; our belief that by offering high-quality products and services on a timely and cost-effective basis, as well as providing world-class customer service, training, and support, we will drive customer satisfaction and loyalty; our intent to continue to streamline and standardize certain administrative functions of our business with a goal toward driving profitability and improving the ease with which our customers are able to do business with us; our intent to continue investing in systems to further enhance our efficiency, improve information reporting, and strengthen internal controls; our intent to continue our focus on developing, growing, and protecting our iconic firearm brands and using our cash flow from operations on actions that will maximize our return on invested capital, including by investing in machinery, equipment, and new product development; our goal to leverage our tradition of innovation in materials, performance, and engineering, along with our proven history of reliability, to produce feature-rich, safe, durable, accurate, and high-performing firearms that satisfy the needs of our broad range of customers; our intent to introduce new products to enhance our competitive position and broaden our participation in the overall market; our belief that our M&P branded pistol products are the most ergonomic, feature-rich, and innovative products on the market today; our belief that our manufacturing services provide us with increased flexibility and reduced supply chain risk; our belief that business-to-business sales provide profitable revenue stream diversification and enable us to maximize capacity utilization of our manufacturing assets; our belief that the loss of one or more of our top five commercial distributors in the United States would not materially impact sales; our belief that our digital platforms support future sales growth and profitability; our intent that the Academy will serve as a hub for industry shooting competitions and hospitality events for our customers and partners; our belief that our business is not materially dependent on any single patent; our belief that our Smith & Wesson and Gemtech brands, including our S&W monogram trademarks, are known and recognized by the public worldwide and are important to our firearm business; our intention to vigorously pursue and challenge infringements of our patents, trademarks, service marks, trade dress, and copyrights, as we believe the goodwill associated with them is a cornerstone of our branding strategy; our belief that we can effectively compete with all our present competitors; that we may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by us; that we may become involved in various proceedings relating to environmental health and safety matters; our expectation, based on information known to us, that current environmental regulations or environmental proceedings and claims will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows; that additional or changing environmental regulation may become more burdensome in the future and any such development could materially and adversely affect us; our belief that our training and development programs lead to more valuable contributions and satisfaction for our employees within their existing roles and also positions employees for roles they aspire to attain; our belief that our employee relations are good and that the high quality of our employee base is instrumental to our success; our belief that the demand for our products was negatively impacted in recent years by unified Republican control of the executive and legislative branches of the federal government as a result of a perceived lower risk of federal gun control legislation and regulation; our expectation that we will continue to incur expenditures in order to comply with environmental requirements; our belief that we may become subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges; our belief that our operations may cause contamination in the future; our belief that we could incur additional costs to clean up contamination that exceed the amount of our reserves, and our reserves may increase from time to time; our concern that our failure to comply with laws, regulation, and other requirements could cause us to incur fines and penalties, lead to restrictions on our ability to manufacture and sell our products and services, or otherwise negatively impact our ability to import or export the products that we sell; our concern that allegations that we have failed to comply with laws, regulation, and other requirements could also expose us to litigation and harm our reputation; that we may continue to be negatively impacted by tariffs policies in the future, as well as by any retaliatory tariffs introduced by the United States’ trading partners; our belief that high levels of inflation may continue to depress consumer demand for our products and reduce our profitability; our anticipation that we will continue to incur significant capital and other expenditures with respect to our Springfield facility, but we may not be successful in continuing to improve efficiencies; that we may be more likely than other companies to be a target for malicious disruptive activities or physical attacks on our senior leadership team or facilities given the industry within which we operate and our brand; our belief that maintaining a high level of brand recognition and a strong reputation are critical to our success, particularly with respect to retaining existing customers and attracting new customers; our belief that the value of our brand depends, in part, on the value consumers place on the quality of our products; our anticipation that we will continue to be involved in litigation, including product liability cases and claims in the future; we may be subject to governmental investigations and inquiries; that defects in our products could reduce demand for our products and result in a decrease in sales and market acceptance and damage to our reputation; our belief that period-to-period comparisons of our operating results may not be meaningful in the short term, and our performance in a particular period may not be indicative of our performance in any future period; our concern that we may struggle to identify qualified candidates who are comfortable or enthusiastic to work for a firearm business; our concern that if we fail to attract, motivate, train, and retain qualified personnel, or if we experience excessive turnover, we may experience declining sales, manufacturing delays or other operating inefficiencies, increased recruiting, training, and relocation costs, or other difficulties, and our business, financial condition, and results of operations may be materially and adversely impacted; our concern that the loss of key executive and management personnel to manage our business efficiently and effectively, particularly during a challenging market of attracting and retaining employees, could materially and adversely affect our business, financial condition, and results of operations; our estimation that the annual domestic non-military firearm market based on industry shipments is approximately $2.7 billion for handguns and $1.7 billion for long guns, excluding shotguns; our belief that an expanding base of consumers combined with our strong brand reputation and attractive price points lend support to our goal of continuing to increase our market share; our expectation that our inventory levels will increase modestly during fiscal 2027; our current expectation that we will spend between $40.0 million to $45.0 million on capital expenditures in fiscal 2027; our belief that, based upon our current working capital position, current operating plans, and expected business conditions, our existing capital resources and credit facilities will be adequate to fund our operations for the next 12 months; our belief that if sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained; our expectation that inflation will continue to impact us during fiscal 2027; our assessment of the effect of a variety of economic, social, political, legislative, and regulatory factors on our business; our view of the outcome of the lawsuits and claims to which we are subject and their effect on us; our assessment of future investments for capital expenditures; our assessment of future products and product developments; our belief about the features and performance of our products; our belief about the success of particular product or marketing programs; our view on future enterprise resource planning implementations and system improvements; our view on future enhancements to our manufacturing capabilities, and liquidity; and our anticipated cash needs and availability. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Annual Report on Form 10-K reflect our views as of the date of this Annual Report on Form 10-K about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among others, economic, political, social, legislative, regulatory, inflationary and health factors; the potential for increased regulation of firearms and firearms-related products; actions of social activists that could have an adverse effect on our business; the impact of lawsuits; the demand for our products; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; our competitive environment; the supply, availability, and costs of raw materials and components; the impact of tariffs; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; our penetration rates in new and existing markets; our strategies; our ability to maintain and enhance brand recognition and reputation; our ability to introduce new products and the success of those products; our ability to expand our markets; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including the factors discussed under Item 1A, “Risk Factors.”

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
•
Our use of artificial intelligence, or AI, may adversely impact our business.
•
We have identified material weaknesses in our internal control over financial reporting in the past and may identify material weaknesses in our internal control over financial reporting in the future that could result in material misstatements in our financial statements.

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

Smith & Wesson was founded in 1852 by Horace Smith and Daniel B. Wesson. Mr. Wesson purchased Mr. Smith’s interest in 1873. The Wesson family sold Smith & Wesson to Bangor Punta Corp. in 1965. Lear Siegler Corporation purchased Bangor Punta in 1984, thereby acquiring ownership of Smith & Wesson. Forstmann Little & Co. purchased Lear Siegler in 1986 and sold Smith & Wesson shortly thereafter to Tomkins Corporation, an affiliate of U.K.-based Tomkins PLC. We purchased Smith & Wesson from Tomkins in 2001 and renamed our company Smith & Wesson Holding Corporation. In 2017, we changed the name of our company from Smith & Wesson Holding Corporation to American Outdoor Brands Corporation. In 2020, in preparation for the spin-off of our outdoor products and accessories business, or the Separation, which was completed on August 24, 2020, we changed our name to Smith & Wesson Brands, Inc. In 2021, we announced our plan to move our headquarters and significant elements of our operations to Maryville, Tennessee in 2023, or the Relocation.

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

Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us,” and “our company” refer to Smith & Wesson Brands, Inc. and its consolidated subsidiaries. “Common stock” refers to the common stock, par value $.001 per share, of our company. Our most recently completed fiscal year ended on April 30, 2026, or fiscal 2026.

Strategy

Our objective is to be the undisputed market leader in the firearm industry. Key elements of our strategy to achieve this objective are as follows:

Drive Organic Growth by Leveraging Brands and Designing Innovative New Products

We are focused on driving organic growth by producing a robust new product pipeline and leveraging our brands to help us to increase market share in the markets in which we participate and to expand into adjacent and complementary markets by (1) capitalizing on the goodwill developed through our historic, more than 170 year old “Smith & Wesson” brand; (2) enhancing our relationships with distributors, key retailers, and buying groups; and (3)

introducing new products. During the last two fiscal years, we have introduced numerous new products, including variations and product lines around the Smith & Wesson and Gemtech brands. We plan to continue to introduce new products in fiscal 2027.

Design, Produce, and Market High-Quality Products that Drive Customer Satisfaction and Loyalty

We are focused on designing, producing, and marketing high-quality, innovative firearms and related accessories that meet the needs and desires of our consumer and professional customers and that drive customer satisfaction and loyalty. Our research and development, product engineering, product manufacturing, component sourcing, marketing, and distribution activities are critical components of our ability to offer successful products. We believe that by offering high-quality products and services on a timely and cost-effective basis, as well as providing world-class customer service, training, and support, we will drive customer satisfaction and loyalty. We regard our high-quality, innovative products as the most important aspect of our customer satisfaction and loyalty, but we also offer customer service and support with various programs, such as toll-free customer support numbers, e-mail customer question and answer communications, broad service policies, and product warranties.

Create a Leverageable Infrastructure by Streamlining and Standardizing our Business Operations

We intend to continue to streamline and standardize certain administrative functions of our business with a goal toward driving profitability and improving the ease with which our customers are able to do business with us. A streamlined and standardized approach requires investing in an integrated and configurable technology infrastructure in areas such as enterprise resource planning, or ERP, customer relationship management, and compliance. We intend to continue investing in such systems to further enhance our efficiency, improve information reporting, and strengthen internal controls.

Deploy our Cash Flow in Such a Manner so as to Maximize Return on Invested Capital

During fiscal 2026, we generated a total of $114.2 million in cash from operations. During the same period, we invested $28.2 million in cash to acquire property, equipment, patents, and marketable securities, distributed $23.2 million in dividends, and paid $60.0 million on our revolving line of credit. We intend to continue our focus on developing, growing, and protecting our iconic firearm brands and using our cash flow from operations on actions that will maximize our return on invested capital, including by investing in machinery, equipment, and new product development.

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

We have always been a leader in the revolver market. We have substantially enhanced the breadth and quality of our portfolio of products over the years. The introduction of our popular M&P pistol in 2005 resulted in us becoming one of the leaders in the polymer pistol market, serving both the consumer sporting goods market and professional law enforcement and military marketplace. The launch of our M&P modern sporting rifle in 2006 enabled us to capture what we estimate is the leading share of the modern sporting rifle market. In 2023, we further expanded and strengthened our position in the broader long-gun market with the introduction of new pistol caliber carbine offerings, the M&P FPC and Response rifles. In 2024, we introduced our first ever lever-action rifle, the Model 1854. We currently participate in three categories of the long gun market: semi-automatic rifles, lever-action rifles, and shotguns, and both core categories of the handgun market: semi-automatic pistols and revolvers. The addition of our Gemtech branded firearm suppressor products in 2017 expanded our firearm-related product offerings. Our firearm suppressors are compatible with most pistols and rifles on the market and complement our firearm products.

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

In fiscal 2026, we introduced a number of new products, including (i) in the micro handgun conceal carry pistol category, the latest iteration of the BodyGuard 2.0 and the Performance Center BodyGuard 2.0 Carry Comp; (ii) the expansion of our Model 1854 Lever-Action Rifle series in 30-30 and 360 Buckhammer calibers; (iii) the expansion of the M&P FPC in 22LR and 5.7 calibers; (iv) the expansion of our M&P line to include the new steel frame M&P HD and M&P HD Competitor chambered in 9mm, as well as the new M&P 22X; (v) the expansion of our revolver line to include several new no-lock Classic revolvers and our new Mountain Gun and Night Guard revolvers; and (vi) new accessories and ecommerce products, including a range of aftermarket slides, barrels, grips, magazines, and branded merchandise.

Our customers continue to demand premium firearms that provide a competitive edge in sport shooting and hunting. Our Performance Center products are engineered and manufactured to meet this need, and they incorporate many custom features not found in our standard products, such as enhanced triggers for smoother trigger pull, ported barrels for better muzzle control, and specialty sights for quicker target acquisition. In fiscal 2026, we introduced our sixth annual Performance Center Spec Series M&P pistol and our first-ever Spec Series R Revolver. We also introduced several line extensions for our popular Performance Center Carry Comp lineup that offers premium features, including an integrated port and tuned trigger for reduced felt recoil and better on-target performance. New Carry Comp models included the BodyGuard 2.0, the Equalizer 9mm, the Shield X 9mm, and the M&P 10mm 2.0.

In fiscal 2026, we also introduced innovative new products in our Gemtech line of firearm suppressors, including the Nebula 5.7.

Handguns

We manufacture an extensive variety of handgun models that includes revolvers and pistols. A revolver is a handgun with a cylinder that holds the ammunition in a series of rotating chambers that are successively aligned with the barrel of the firearm during each firing cycle. There are two general types of revolvers: single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the firearm and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder as it cocks and releases the hammer. A pistol is a handgun in which the ammunition chamber is an integral part of the barrel, which is fed ammunition from a magazine contained in the grip. The firing cycle ejects the spent casings and loads a new round into the chamber.

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

We offer pistols under our Smith & Wesson brand. Our full size and compact M&P line of pistol products have been engineered with input from professional users and are designed to offer performance, safety, and durability that meet the standards of global law enforcement and military personnel, as well as features attractive to consumers. We believe that our M&P branded pistol products are the most ergonomic, feature-rich, and innovative products on the market today. Our range of full-size and compact M&P pistol products are made with a polymer, aluminum, or steel frame, a rigid stainless-steel chassis, and a black, through-hardened corrosion resistant finished stainless-steel barrel and slide for durability. Our M&P pistol products feature patented and easily changed palm swell grips in four sizes, allowing the user to customize grips in a matter of seconds; a passive trigger safety to prevent the pistol from firing if dropped; a flat face trigger for consistent finger placement, an enlarged trigger guard to accommodate gloved hands; a sear lever release that eliminates the need to press the trigger in order to disassemble the firearm; an ambidextrous slide stop and reversible magazine release to accommodate right- and left-handed shooters; an optional internal locking system and magazine safety; and a universal equipment rail to allow the addition of accessories, including lights and lasers.

In fiscal 2012, we entered the growing personal protection and concealed carry market with the launch of the M&P Shield pistol. The M&P Shield features a slim concealable profile, 9mm, 380 Auto, 40 S&W, and 45 Auto calibers, and M&P ergonomics. Since the launch of the M&P Shield, we have introduced several additional models, including the Shield Plus with enhanced features and capacity, and most recently, the award-winning Bodyguard 2.0. In fiscal 2026, we launched our latest Shield innovations, the Shield X and the Performance Center Shield X Carry Comp chambered in 9mm, with improved ergonomics.

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

Long Guns

Our modern sporting rifles are designed to satisfy the functionality and reliability needs of recreational, personal, defense, and professional users, including global military, law enforcement, and security personnel. These long guns are popular with consumers as hunting, personal protection, and sporting target rifles. We offer two pistol caliber carbines, the M&P FPC chambered in 9mm, 40 S&W, 10mm, 5.7, and 22LR and the Response, chambered in 9mm. We offer the M&P and Volunteer series modern sporting rifles in five different calibers (22LR, 5.56mm NATO (223), 308 Winchester (7.62x51mm), 6.5 Creedmoor, and 6mm ARC). We also offer upper assemblies so firearm owners can easily modify their modern sporting rifles to suit the needs and tasks of the various forms of sport shooting and hunting. Our broad product portfolio of modern sporting rifles includes a .22 caliber model, an opening price-point sport model, a hunting caliber model for longer range effectiveness, and several models designed for professional users.

In fiscal 2026, we continued to expand our lever-action offerings, building on the success of the Model 1854, which was introduced in fiscal 2024. This expansion included new caliber introductions in 30-30 and 360 Buckhammer.

In fiscal 2025, we introduced the M&P 4 select-fire rifle, chambered in 5.56mm NATO, which is our first such offering to our law enforcement and military customers.

Other Products and Manufacturing Services

Our other products and manufacturing services include the following:

Parts: We sell parts to support our firearm business, including barrels and magazines that are manufactured at our facilities or purchased from third parties.

Handcuffs: We are one of the largest manufacturers of handcuffs and restraints in the United States. We fabricate these products from the highest-grade carbon or stainless steel. Our patented Lever Lock cuffs offer a double-locking system for added security and comfort, without extra tools or keys. Internal locks help prevent tampering and smooth ratchets allow for swift cuffing and an extra measure of safety. We are able to customize handcuffs to fit customer specifications.

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

Marketing, Sales, and Distribution

General

We go to market in a variety of ways, including two-step distribution, strategic retailers, and buying groups consisting of certain large, regional retailers, utilizing direct sales employees to service these customers. We also sell firearms directly to law enforcement agencies and manufacturing services directly to other businesses. We sell internationally, primarily through distributors, which, in turn, sell to retail stores and government agencies. We also sell aftermarket accessories and branded merchandise direct to consumers on our ecommerce website.

Our top five commercial distributors in the United States accounted for a total of 46%, 45%, and 46% of our net sales for the fiscal years ended April 30, 2026, 2025, and 2024, respectively. Those commercial distributors are not regionally exclusive and have many of the same dealer customers. Therefore, we believe that the loss of one or more of these distributors would not materially impact sales as the remaining distributors would be allocated additional sales.

We sell our products worldwide. International sales accounted for approximately 4%, 5%, and 5% of our net sales for the fiscal years ended April 30, 2026, 2025, and 2024, respectively. We own tooling that is located at various suppliers in Asia and North America.

For the fiscal years ended April 30, 2026, 2025, and 2024, marketing, advertising, and promotion expenses were $13.7 million, $15.2 million, and $14.7 million, respectively, excluding the cost of rebates and promotions reflected in gross profit.

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

We print various product marketing collateral that are distributed to our dealers and mailed directly, on a limited basis, to consumers. We also attend various trade shows and expositions, such as the Shooting, Hunting, Outdoor Trade, or SHOT Show, the National Association of Sporting Goods Wholesalers Annual Expo, the International Association of Chiefs of Police Annual Conference & Expo, the Association of the United States Army, or AUSA, Annual Meeting & Exposition, the IWA OutdoorClassics/EnforceTac international trade fair in Europe, and various distributor, buying group, and consumer shows.

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

Service and Support

We utilize a variety of methods for supporting our consumers and dealers. We have a toll-free customer service number, e-mail, and social media messaging to answer questions and resolve issues regarding our products. In addition, we offer a limited one-year warranty program and a lifetime service policy under which we repair defects in material or workmanship in our products, without charge, for as long as the original purchaser owns the firearm. We also maintain a number of authorized warranty centers throughout the world and provide both warranty and charge repair services at our facilities. In fiscal 2026, we launched the Smith & Wesson Academy, or the Academy, complete with a pistol range, shoot house, and 300-yard rifle range in Maryville, TN. The Academy services the civilian and professional market with world class firearms training and instruction. The Academy has become instrumental in product testing and business development. Additionally, we intend that the Academy will serve as a hub for industry shooting competitions and hospitality events for our customers and partners.

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

We perform most of the machining and all of the assembly, inspection, and testing of the firearms that we sell in our own facilities. We produce our major firearm components utilizing computer-assisted machines. Our skilled employees use sophisticated automated testing equipment to ensure the proper functioning of our firearms. Every firearm is test fired before shipment. Our Maryville facility operates primarily on three shift patterns: a five-day, 8-hour shift schedule. Our Springfield facility operates primarily on two shift patterns: a seven day, 12-hour rotating shift schedule and a five day, 8-hour shift schedule. Our Houlton facilities operate primarily on three shift patterns: a seven day, 12-hour shift schedule, a five day, 8-hour shift, and a four day, 10-hour shift schedule.

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

Research and Development

Through our advanced products engineering departments, we enhance existing products and develop new products for our business. Through our research and development personnel, we conceive, design, and develop potential products that we believe will be attractive to our customers and help address the needs, wants, and desires of our target consumer base. In so doing, we must seek to anticipate and respond to trends and shifts in consumer preferences by continually adjusting our product mix with innovative features and designs and marketing them in an effective manner. Prior to introducing any product, we assess its cost of production and delivery, estimate its potential sales volume and margin, and conduct vigorous prototype and production-quality sample testing. In fiscal 2026, 2025, and 2024, our gross spending on research activities relating to the development of new products was $10.3 million, $9.6 million, and $7.3 million, respectively. As of April 30, 2026, we had 46 employees at our various facilities engaged in ongoing research and development activities for all of our brands.

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

Competition

We encounter rigorous competition in the firearms industry from both domestic and foreign manufacturers. Although some competitors manufacture as wide a variety of firearms as we do, most of our competitors manufacture only certain types of firearms. We are one of the largest manufacturers of handguns, rifles, and handcuffs in the United States. We compete primarily based upon innovation, quality, reliability, durability, price, performance, consumer brand awareness, and customer service and support. Our customer service organization is proactive in offering timely responses to customer inquiries. We believe we can effectively compete with all our present competitors. Our primary competitors are Colt, Ruger, and Taurus in the revolver market; Glock, Ruger, Sig Sauer, Springfield Armory, and Taurus in the pistol market; Daniel Defense, Diamondback, Ruger, Sig Sauer, and Springfield Armory in the semi-automatic rifle market; and Ruger and Henry in the lever-action rifle market.

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

During fiscal 2026, sales into our professional channel accounted for approximately 7.0% of our net sales, which included state and local law enforcement agencies, the federal government, and international customers. The remaining 93.0% of our net sales was through federal firearm licensees to domestic consumers.

Seasonality

Our business is seasonal with sales generally peaking in our fourth fiscal quarter, which ends April 30, because most industry events and distributor shows are normally scheduled during the early spring months. In addition, because of our operating schedule, which includes a summer and a winter shutdown of our manufacturing facilities, we have an increased number of operating days in our fourth fiscal quarter, which allows our shipping and production volumes to exceed other quarters. Seasonality, however, can be disrupted by external events, such as results of federal, state, and local elections and periodic social and political unrest, crime, and other factors that may drive sales or impact channel inventories.

Governmental Regulations of Firearms

Our business is primarily regulated by the Bureau of Alcohol, Tobacco, Firearms and Explosives, or ATF, which licenses the manufacture, sale, and import of firearms and firearm suppressors in the United States. The ATF conducts periodic audits of our facilities that hold federal firearms licenses.

There are also various state laws, regulations, and local ordinances relating to firearm characteristics, features, sales, and firearm magazine capacities. Firearm industry members must comply with federal, state, and local laws, regulations, and ordinances pertaining to firearm, firearm suppressor, magazine, parts, and accessory sales within their jurisdictions. We manufacture several firearm models and magazines in various capacities that comply with those laws, regulations, and ordinances for sales in those states and localities. In Massachusetts, for example, there are regulations related to the weight of the trigger pull, barrel length, material strength, and independent testing of handguns. California, Connecticut, Maryland, New Jersey, and New York, as well as other states, the District of Columbia, and other localities, have similar laws, ordinances, and restrictions. In addition, certain states and the District of Columbia have implemented laws related to microstamping. Generally, these laws require any new pistols to contain a microstamping mechanism, which must be able to etch or imprint an array of characters that identify the make, model, and serial number of a pistol onto each cartridge case when the pistol is fired. No commercially produced firearm has utilized the microstamping process, which many consider to be infeasible, and we have no plans to utilize any microstamping feature in our firearms. While these microstamping laws do not currently restrict our product offerings because of ongoing viability studies or legal challenges, in the future, they may restrict our ability to sell our products into these jurisdictions.

Warnings and instructions concerning the safe operation of our firearms and firearm suppressors are contained in the safety and instruction manuals included in all boxes in which firearms and firearm suppressors are shipped and are also available for download from our Smith & Wesson and Gemtech websites.

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

In our efforts to satisfy our environmental responsibilities and to comply with environmental laws and regulations, we have established, and periodically update, policies relating to the environmental standards of performance for our operations. We have in place programs that monitor compliance with various federal, state, and local environmental regulations. However, in the normal course of our manufacturing operations, we are subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges from our operations into the environment. We regularly incur substantial capital and operating costs to comply with environmental laws, including remediation of known environmental conditions which we fund through cash flows from operations. We spent $1.9 million, $1.7 million, and $1.5 million in fiscal 2026, 2025 and 2024, respectively, on environmental compliance, primarily related to disposal fees and containers.

In the normal course of our business, we may become involved in various proceedings relating to environmental health and safety matters, and we are currently engaged in an environmental investigation and remediation. Our manufacturing facilities are located on properties with long histories of industrial use, including the use of hazardous substances. We have identified soil and groundwater contamination at our Springfield facility that we continue to monitor and remediate, as appropriate. Based on the situation, an environmental reserve may be recorded based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. As of April 30, 2026, we did not have an open environmental reserve recorded in our consolidated balance sheet.

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
•
an intern program for college students.

We believe that this training and development leads to more valuable contributions and satisfaction for our employees within their existing roles and also positions employees for roles they aspire to attain. The intern program serves as a talent pipeline for future hires, as well as an opportunity for us to receive fresh perspectives and ideas, to introduce college students to our brand and increase positive employer branding, and to contribute to beneficial community engagement. Finally, we conduct periodic compliance and industry training for employees on various topics that are important to our business, including sexual harassment, anti-corruption, and cybersecurity, among others.

Talent Acquisition

Our Talent Acquisition team focuses on ensuring that our workforce is representative of the local communities in which we operate and that our business is open and welcoming to everyone. This commitment extends to all levels of our organization, including within senior management and our Board of Directors. We are committed to hiring qualified candidates without regard to race, color, religion, age, gender, sexual orientation, gender identity and expression, national origin, disability, marital status, citizenship status, veteran status, military status, or any other protected category under applicable law.

Our Talent Acquisition team emphasizes recruiting and retaining a talented workforce with special focus on hiring veterans, whenever possible. Annual voluntary turnover for fiscal 2026, 2025, and 2024 was approximately 13%, 15%, and 16%, respectively.

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

We have a documented education and training plan to ensure employees are well trained on safety measures throughout the organization. We offer more than 55 different types of training, including lecture, classroom setting, and hands-on training to ensure our employees have the knowledge needed to ensure their safety, as well as the safety of others. The success of our training program has allowed us to maintain a relatively low level of safety claims and reduce lost work hours. Our calendar year 2025 and 2024 total recordable incident rate, or TRIR, of 1.88 and 2.3, respectively, and lost time incident rate, or LTIR, of 0.32 and 0.6, respectively, compares favorably to the latest OSHA industry data. According to OSHA, for our NAICS industry code, the calendar year 2024 and 2023 TRIR was 1.9 and 2.3, and the LTIR was 0.6 and 0.6, respectively. Our calendar year 2025 and 2024 near miss frequency rate was 2.85 and 1.9, respectively, and we did not have any fatalities in either year.

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
on-site fitness center;
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

Headcount

As of April 30, 2026, we had 1,386 employees, including eight part-time employees. None of our employees are represented by a union in collective bargaining with us. Of our employees, 34% have 10 or more years of service with our company and 2% have greater than 25 years of service with our company. We believe that our employee relations are good and that the high quality of our employee base is instrumental to our success.

Information About our Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position
Mark P. Smith	50	President and Chief Executive Officer
Deana L. McPherson	55	Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary
Kevin A. Maxwell	50	Senior Vice President, General Counsel, Chief Compliance Officer, and Secretary
Kyle O. Tengwall	54	Chief Marketing Officer and Vice President of Corporate Strategy

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

Kyle O. Tengwall has served as Chief Marketing Officer and Vice President of Corporate Strategy since August 2025. Mr. Tengwall served as Vice President of Marketing from 2020 to August 2025. Prior to joining our company, he served as Chief Marketing Officer and General Manager of the Consumer Division at United Tactical Systems, Inc. from 2017 to 2020 and Vice President and General Manager at Duck Commander Inc. (from the TV show Duck Dynasty) from 2014 to 2017. Mr. Tengwall previously held several roles of increasing responsibility from 1999 to 2013 for Vista Outdoors (formerly AlliantTechsystems), a market leader in ammunition, firearms, and accessories and served as an Analytics Consultant for ACNielsen from 1996 to 1998.

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

Our business may be adversely impacted by political, social, and related factors. Concerns about presidential, congressional, state, and local elections, and legislative and public policy shifts resulting from those elections, can adversely affect demand for our products. For example, we believe demand for our products was negatively impacted in recent years by unified Republican control of the executive and legislative branches of the federal government as a result of a perceived lower risk of federal gun control legislation and regulation. In addition, speculation surrounding increased gun control at the federal, state, and local level and heightened fears of crime and terrorism can affect consumer demand for our products. These concerns often result in an increase in near-term consumer demand for our products and subsequent softening of demand when these concerns subside. For example, we experienced historic levels of demand for our products in parts of fiscal 2022 and 2021 as a result of the impact of COVID-19 and the social unrest experienced in the United States during the summer of 2020, with demand for our products subsequently returning to more normalized levels. As a result of these significant fluctuations in demand, our operating results can vary significantly from period to period, and we may build and maintain inventory levels that are significantly in excess of customer demand.

Federal and state legislatures frequently consider laws to regulate firearms, including the amendment or repeal of existing laws. Existing laws may also be affected by future judicial rulings and interpretations. Changes to existing laws or the enactment of new laws may seek to restrict the makeup of firearms, including limiting magazine capacity; mandating the use of certain technologies in a firearm; removing existing legal defenses to lawsuits; or banning the sale and, in some cases, the ownership of various types of firearms and accessories. For example, certain states (i) prohibit the sale of modern sporting rifles; (ii) restrict magazine capacity; (iii) have raised the minimum age for buying firearms; or (iv) levy excise taxes on firearm, firearm component, and ammunition sales. Certain states have also adopted so called "gun industry accountability" or "firearm industry responsibility" laws that attempt to facilitate the filing of civil lawsuits by the respective state government or private individuals against firearm industry participants. These statutes are being actively enforced, and we are a defendant in one such action.

Interest in gun control legislation among federal and state legislatures tends to intensify following significant events, such as mass shootings. If restrictive laws or restrictive changes to existing laws are adopted, we could find it difficult, expensive, or even impossible to comply with such laws, which could impede our ability to develop new products and distribute existing products, and it may become more difficult or costly for consumers to purchase our products. In addition, gun-control activists may succeed in imposing restrictions or an outright ban on private firearm ownership or particular firearm models, which could have a material adverse effect on our business, operating results, and financial condition.

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

The manufacture, sale, and purchase of firearms are subject to extensive federal, state, and local governmental regulation. The primary federal laws are the National Firearms Act of 1934, or NFA, the Gun Control Act of 1968, or GCA, and the Firearms Owners’ Protection Act of 1986. The NFA severely restricts the private ownership of fully automatic weapons and heavily regulates other firearms defined in that law and accompanying regulations, including firearm suppressors. The GCA places certain restrictions on interstate firearm sales, among other things. Most of our exported products are governed by the U.S. Department of Commerce and regulated by its Bureau of Industry and Security, or BIS, under the Export Administration Regulations. Certain of our exported products are governed by the U.S. Department of State and subject to the International Traffic in Arms Regulations. We are generally required to obtain U.S. government authorization for exports, including licensure or other similar authorization prior to engaging in international transactions. The U.S. government has discretion as to whether to grant a license. In addition, Congress may block a proposed sale of firearms that are export controlled by the Department of State valued at $1 million or more. Consequently, we may not be able to obtain export licenses or complete profitable contracts as a result of political or other reasons that are beyond our control. For example, in 2024, new BIS rules took effect that negatively impacted our international sales – these rules were rescinded in 2025. Failure to receive required licenses or authorizations, or the termination or suspension of our export privileges, could have a material adverse effect on our business, operating results, and financial condition.

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

Environmental Compliance.

We are subject to numerous federal, state, and local laws that regulate or otherwise relate to the protection of the environment, including the Clean Air Act, the Clean Water Act, CERCLA, and the Solid Waste Disposal Act, as amended by RCRA. CERCLA and RCRA and related state laws subject us to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at our manufacturing facilities and at third-party or formerly owned or leased sites at which contaminants generated by us may be located. We have incurred and expect to continue to incur expenditures to comply with these requirements. Further, we may become subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges.

We have identified soil and groundwater contamination at our Springfield facility, which we continue to monitor and remediate, as appropriate. Environmental matters of this nature are inherently fact-specific and may involve changing regulatory requirements, evolving site conditions, allocation disputes among potentially responsible parties, and uncertainty regarding the nature and extent of any required remedial measures. Accordingly, our actual remediation costs, liabilities, or compliance obligations could exceed current expectations, and we could become subject to additional investigation, remediation, contribution claims, governmental orders, or other restrictions that materially and adversely affect our business, operating results, and financial condition.

Additionally, we may not have identified all existing contamination on our properties, and our operations may cause contamination in the future. As a result, we could incur additional costs to clean up contamination that exceed the amount of our reserves, and our reserves may increase from time to time. Furthermore, it is not possible to predict with certainty the impact on us of future environmental compliance requirements or the cost to satisfy future regulatory proceedings and claims.

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

We are subject to tariffs on certain of our products, and other of our products could become subject to tariffs in the future. Protectionist trade restrictions, such as changes in tariff structures, export or import compliance laws, or other trade policies in the United States or foreign countries could reduce our ability to sell our products in foreign markets, negatively impact the ability of foreign customers to purchase our products, adversely affect our ability to import products, components, and raw materials from foreign suppliers, and interfere with our supply chain. Tariffs that result in increased costs or adversely impact the availability of imported products, components, or raw materials used in the production of our products could materially and adversely impact our business, operating results, and financial condition. In particular, increased input costs may require us to increase the prices of our products, which may result in lower demand for our products or lower gross margins on such products if we are unable to increase the price of those products to our customers. In addition, the imposition of tariffs on products that we export to international markets could make those products more expensive compared to those of our competitors if we pass the additional costs on to our customers, which may also adversely impact our business.

The imposition of significant tariffs on imports from certain countries by the United States has heightened uncertainty in the global trade environment. For example, we have been negatively impacted by the imposition of higher tariffs as a result of recent changes in U.S. tariff policies, and we may continue to be negatively impacted by these policies in the future, as well as by any retaliatory tariffs introduced by the United States’ trading partners. In February 2026, the U.S. Supreme Court issued a ruling limiting the authority of the United States to impose tariffs under the International Emergency Economic Powers Act, creating uncertainty regarding tariffs previously assessed under that statute. The availability, timing, and amount of any tariff refunds remain uncertain and depend on further legal, regulatory, and administrative actions.

The tariff environment remains highly uncertain and subject to rapid change. In addition, uncertainty regarding the availability, timing, and amount of any refunds or other relief relating to previously paid duties may affect our cash flows and results in future periods. We cannot predict the scope, timing, or ultimate impact of these developments on our business.

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

Consumer preferences include the choice of sales channels. In 2025, we launched a direct-to-consumer e-commerce website for certain apparel and firearm accessories. Legal and regulatory restrictions apply to the sale of certain of the products offered (such as magazines) through our e-commerce website. For example, in January 2026, a new law took effect that imposes restrictions on the sale of firearm accessories to California residents. As a result of this or other laws and regulations, we may be unable to sell or may choose not to sell certain products through our e-commerce website, and any changes in applicable federal or state laws or regulations may impact our ability to sell our products through our e-commerce website. Our efforts to increase our sales on our e-commerce website may not be successful.

We are subject to risks associated with the Relocation.

In connection with the Relocation, we continue to be subject to a number of risks, including those associated with meeting the spending, headcount, and wage commitments required to receive and/or retain certain governmental incentives associated with the Relocation. In particular, the compliance period for the award we received from the State of Tennessee Department of Economic and Community Development is defined as January 1, 2027, January 1, 2028, and January 1, 2029. If we fail to meet the performance requirements of the award, we may be required to repay all or a portion of the award amount. Any one or more of these risks could cause us to fail to realize the expected benefits of the Relocation.

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

We house our management, administrative, assembly (except for revolvers, certain metal pistols, and lever-action rifles, which continue to be manufactured and assembled in the Springfield facility), distribution, and plastic injection molding functions at our Maryville facility. Our Maryville facility includes computer controlled and automated equipment, which is complex and may be subject to risks related to security or computer viruses, the proper operation of software and hardware, electronic or power interruptions, and other system failures.

We also depend on two facilities in Houlton, which are used primarily to machine our firearm parts and manufacture our handcuffs and restraints.

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

We utilize contract manufacturers for a portion of our production requirements, particularly during periods of high customer demand, in order to increase our manufacturing capacity and reduce our capital expenditures for facilities that may not always operate at peak capacity. Qualifying new contract manufacturers is time-consuming and may result in unforeseen disruptions in our operations. The loss of our relationships with our contract manufacturers or their inability to conduct their services for us as anticipated in terms of capacity, cost, quality, and timeliness could adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements. If this were to occur, the resulting decline in net sales could harm our business.

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

From time to time, we have been capacity constrained and have been unable to satisfy on a timely basis the demand for some of our products. We believe we have improved our manufacturing productivity by adding capacity, increasing daily production quantities, increasing operational availability of equipment, reducing machinery down time, extending machinery useful life, increasing manufacturing efficiency, and contracting with suppliers to obtain additional finished parts. Future significant increases in demand for our products, if any, may require us to further expand our manufacturing capacity, particularly through the purchase of additional manufacturing equipment and the addition of manufacturing space, and we may not be able to increase our capacity in time to satisfy these increases.

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

We have become increasingly dependent on a small number of key vendors that supply components and parts for our firearms. We also use numerous raw materials, including steel, wood, lead, brass, and plastics, that we purchase from third-party suppliers to produce and test our products. The price of these raw materials may fluctuate substantially depending on a variety of factors, including demand, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation, environmental protection, and other unpredictable factors. Inflationary pressures have resulted in increases in the cost of certain of the components, parts, raw materials, and other supplies necessary to produce our products, and such increases may continue to impact us in the future. In addition, uncertainties related to governmental fiscal policies, including increased duties, tariffs, or other trade restrictions, could result in an increase in the price of components, parts, raw materials, and other supplies we purchase from third-party suppliers. In an inflationary environment, we may be unable to raise the price of our products sufficiently to keep up with the rate of inflation, which would reduce our profitability and cash flows.

Our inability to obtain sufficient quantities of components, parts, raw materials, and other supplies from independent sources necessary to produce our products could result in reduced or delayed sales or lost orders, which could materially and adversely impact our operating results. Many of the components, parts, raw materials, and other supplies used to produce our products are available only from a limited number of suppliers. In most cases, we do not have long-term supply contracts with these suppliers. As a result, we could be subject to increased costs, supply interruptions, and difficulties in obtaining materials and finished products. Our suppliers also may encounter difficulties or increased costs in obtaining the materials necessary to produce the components and parts that we use in our products. The time lost in seeking and acquiring new sources of supply or our inability to locate alternative sources of supply of comparable quality at an acceptable price, or at all, could negatively impact our net sales and profitability.

Our business is highly dependent upon our brand recognition and reputation.

We believe that maintaining a high level of brand recognition and a strong reputation are critical to our success, particularly with respect to retaining existing customers and attracting new customers.

While we have historically relied on print and electronic media advertising to increase consumer awareness of our brands to increase purchasing intent and conversion, we increasingly rely on other forms of media advertising, including social media and digital marketing. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising, marketing, public relations, and promotional programs. These brand promotion activities may not be effective, and their efficacy will depend on various factors, including our ability to:

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

Increases in the pricing of one or more of our marketing and advertising channels could increase our marketing and advertising expenses or cause us to choose less expensive, but possibly less effective, marketing and advertising channels. If we implement new marketing and advertising strategies, we may incur higher costs, which, in turn, could materially and adversely affect our operating results. Implementing new marketing and advertising strategies also could increase the risk of devoting significant capital and other resources to endeavors that do not prove to be cost effective. We also may incur marketing and advertising expenses in advance of the time we anticipate recognizing revenue associated with such expenses, and our marketing and advertising expenditures may not generate sufficient levels of brand awareness and conversion or result in increased net sales. Even if our marketing and advertising expenses result in increased net sales, the increase might not offset our related expenditures. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace or supplement existing marketing and advertising channels with similarly or more effective channels, our marketing and advertising expenses could increase substantially, our customer base could be adversely affected, and our business, operating results, financial condition, and reputation could suffer.

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

We believe that the value of our brand depends, in part, on the value consumers place on the quality of our products. Poor product quality or performance could adversely impact the value of our brand and materially and adversely impact our business, operating results, and financial condition. We have experienced manufacturing and design issues with respect to certain of our firearms and have initiated product recalls and safety alerts in the past and may experience similar issues in the future that may result in the initiation of product recalls and safety alerts in the future. Based on the volume of products we have shipped into the market, any future recalls, safety alerts, or product liability claims could result in us incurring significant warranty, support, and repair costs. Such incidents could harm our reputation, damage the value of our brands, and cause us to lose business, all of which could materially and adversely affect our business, operating results, and financial condition.

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

For fiscal 2026, sales to two of our customers represented 24.7% of our total net sales, and as of April 30, 2026, these two customers accounted for 30.2% of our total accounts receivable. No other customer represented more than 10% of our fiscal 2026 net sales or accounted for more than 10% of our accounts receivable as of April 30, 2026. For fiscal 2025, sales to one of our customers represented 14.6% of our total net sales, and, as of April 30, 2025, this customer accounted for 36.1% of our total accounts receivable.

Liability insurance coverage is expensive and may be difficult to obtain at commercially reasonable rates, or at all.

Our insurance policies are subject to periodic review by our insurers and may not be renewed at all or on similar or favorable terms. Because we manufacture and sell firearms, certain insurance carriers have decided in the past, and may decide in the future, not to insure us. In the past, insurance carriers have chosen either to cancel our insurance coverage or not to submit proposals to insure us in areas such as auto, general liability, and products liability insurance. In addition, if we or other firearm manufacturers sustain significant losses or make significant insurance claims, our ability to obtain future insurance coverage at commercially reasonable rates could be materially and adversely affected. For example, our ability to obtain liability insurance on commercially reasonable terms has been adversely impacted by the $73 million settlement that was announced in 2022 between insurance carriers representing

Remington Outdoor Company and plaintiffs in the Soto v. Bushmaster Firearms International, LLC case. Our liability insurance costs were $8.4 million, $7.8 million, and $8.4 million in fiscal 2026, 2025, and 2024, respectively.

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

As a distributor of non-firearm consumer products, such as handcuffs, we are subject to the U.S. Consumer Products Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act of 2008, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous, and similar laws under foreign jurisdictions. Under certain circumstances, the Consumer Products Safety Commission or comparable foreign agencies could require us to repurchase or recall one or more of our products. Additionally, other laws and agencies regulate certain consumer products sold by us, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products could be costly and damage our reputation. If we were required to remove, or we voluntarily remove, our products from the market, our reputation could be tarnished, and we might have large quantities of finished products that we could not sell. We also face exposure to product liability claims if one of our products is alleged to have resulted in property damage, bodily injury, or other adverse effects. In addition to the risk of substantial monetary judgments, fines, or penalties that may result from any governmental investigations, product liability claims, or regulatory actions, such events could result in negative publicity that could harm our reputation, adversely impact the value of our brands, and result in an increase in the cost of producing our products. Similar to product liability claims, we face exposure to class action lawsuits related to the performance, safety, or advertising of our products. Such class action lawsuits could result in substantial monetary judgments, injunctions related to the marketing and sale of products, and potentially harm our reputation.

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

Patents may not be issued for the patent applications that we have filed or may file in the future. Our issued patents may be challenged, invalidated, or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage. We have registered certain of our trademarks and trade dress in the United States and other countries and have recorded certain of our registered trademarks with customs officials. We may be unable to enforce existing, or obtain new, registrations of trademarks in key markets. Our failure to obtain or enforce such registrations could compromise our ability to protect our trademarks and brands fully and could increase the risk of challenges from third parties to our use of our trademarks and brands.

In addition to intellectual property that we own, some of our products and services may use or include intellectual property owned by third parties. As a result, it may be necessary in the future to seek or renew licenses relating to various aspects of our products, processes, and services. We may be unable to obtain or renew such licenses on reasonable terms or at all. In the past, we did not consistently require our employees and consultants to enter into confidentiality agreements, employment agreements, or proprietary information and invention agreements. Therefore, our former employees and consultants, and certain of our current employees, may try to claim some ownership interest in our intellectual property and may use our intellectual property competitively and without appropriate limitations. In addition, our acquired businesses may not have consistently required their employees and consultants to enter into confidentiality agreements, employment agreements, or proprietary information and invention agreements. Claims by such individuals may affect our business, operating results, and financial condition.

We may incur substantial expenses and devote significant resources in prosecuting others for their unauthorized use of our intellectual property rights.

We may become involved in litigation regarding patents and other intellectual property rights. Other companies, including our competitors, may develop intellectual property that is similar or superior to our intellectual property, duplicate our intellectual property, or design around our patents and may have or obtain patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our products. Effective intellectual property protection may be unavailable or limited in some foreign countries in which we sell products or from which competing products may be sold. Unauthorized parties may attempt to copy or otherwise use aspects of our intellectual property and products that we regard as proprietary. We may incur substantial expense and devote significant resources to prosecute others for their unauthorized use of our intellectual property rights or to defend against claims that we infringe the intellectual property rights of others.

Any such litigation, whether successful or unsuccessful, could be costly and divert valuable resources, which could materially and adversely impact our business, financial condition, and results of operations.

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

We operate our business utilizing SAP, which is a fully integrated ERP system. We continue to implement various modules and additional usages of SAP, including in connection with the Relocation. Any new implementations or usages of SAP could result in a significant disruption to our business, and any disruption could materially and adversely impact our business, operating results, and financial condition. In addition, utilizing SAP has required and will continue to require significant resources and refinement to fully realize the expected benefits of the system.

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
•
changes in the amount or timing of our operating expenses; and
•
changes in laws and regulations that may affect the marketability of our products.

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

We have been, and may be in the future, subject to informal private or public inquiries and formal proxy proposals by stockholder activists urging us to take certain corporate actions. Responding to inquiries or proposals can be costly, time-consuming, and disruptive to our operations and could divert the attention of our resources, including those of our management team and other employees. In addition, certain stockholder inquiries and proposals could create perceived uncertainties or concerns as to our future operating environment, legislative environment, strategy direction, or leadership, and could (i) result in the loss of potential business opportunities; (ii) harm our ability to attract or retain investors, customers, and employees; (iii) harm or disrupt our business and financial relationships; (iv) result in consumer boycotts of our products; and (v) cause the trading price of our common stock to experience periods of decline, volatility, or stagnation. Stockholder activists have pressured and may continue to pressure us to adopt actions that are not in the best interests of our company or our stockholders, inconsistent with the legal operation of our business, or contrary to the beliefs of our core consumers, and our reputation could be damaged if our core consumers believe we have adopted the gun control agenda of certain activists. In February 2025, certain stockholder activists filed a stockholder derivative suit against our directors and certain of our officers. Responding to the stockholder activists’ claims has been, and may continue to be, costly and time-consuming. Finally, the actions of stockholder activists may strengthen our competitors, particularly those that are privately held and not subject to these types of gun control focused stockholder activism.

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

Our use of artificial intelligence, or AI, may adversely impact our business.

Our use of AI technology may adversely impact our business (i) by potentially posing risks to our confidential or proprietary information; (ii) by potentially giving rise to legal actions or reputational damage; (iii) if employees misuse AI; or (iv) if we fail to timely and appropriately adopt AI to remain competitive. Our workforce may use AI technology, such as generative AI, which may result in the exposure of our confidential or proprietary information to unauthorized third parties, the misuse of our intellectual property, and claims against us alleging violation of third-party intellectual property rights. Our use of AI technology may also result in inaccurate results and biases that could cause mistakes in our decision-making or other business activities. Further, our training and enforcement of procedures governing the use of AI may not be adequate to safeguard against the unauthorized use of AI technology.

We have identified material weaknesses in our internal control over financial reporting in the past and may identify material weaknesses in our internal control over financial reporting in the future that could result in material misstatements in our financial statements.

In fiscal 2025, we identified a material weakness in our control over financial reporting that was remediated in fiscal 2026, and in fiscal 2020 we identified a material weakness in our control over financial reporting that was remediated in fiscal 2021. A material weakness is defined as a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements might not be prevented or detected on a timely basis. If our remedial measures related to the material weaknesses that we identified in recent fiscal years are insufficient to address the material weaknesses we identified in recent years, or if additional material weaknesses in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial statements.

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

Governance

The Audit Committee is responsible for overseeing risks from cybersecurity threats, in accordance with its charter. The Audit Committee holds quarterly meetings and receives periodic reports from our Vice President – Information Technology, who serves as our Chief Information Officer, concerning our significant cybersecurity threats and risks, and the processes we have implemented to address them.

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

Item 2. Properties

The following table sets forth information regarding our principal operating properties and other significant properties as of April 30, 2026. In general, our operating properties are well maintained, suitably equipped, and in good operating condition.

Location	Facility	Ownership Status
Maine
Houlton	Plant	Owned
Massachusetts
Springfield	Plant	Owned
Missouri
Columbia	Office & Warehouse	Leased — Assigned to a third party
Tennessee
Maryville	Executive Offices & Plant	Owned — Subject to the terms of certain real property and tax incentive agreements

Item 3. Legal Proceedings

Information regarding our material legal proceedings, including certain environmental matters, is discussed in Note 14 to our consolidated financial statements, which is incorporated herein by reference.

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

Holders

On June 15, 2026, there were 872 record holders of our common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividend Policy

We have paid dividends on a quarterly basis since August 2020. Quarterly dividends, when declared, are paid approximately four weeks after earnings are announced. Payment of any cash dividends depends on our financial condition, operating results, and capital requirements as well as other factors deemed relevant by our Board of Directors. We paid dividends totaling $23.2 million and $23.1 million during fiscal 2026 and 2025, respectively.

Securities Authorized for Issuance under Equity Compensation Plans

For equity compensation plan information, refer to Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) in Part III of this Annual Report on Form 10-K.

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended April 30, 2026 for (i) our common stock, (ii) the Russell 2000 Index, and (iii) the S&P Composite 1500 Leisure Products Index (S&P 1500 Leisure Products on the graph below). The graph assumes an investment of $100 on April 30, 2021, with dividends reinvested. The performance shown is not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

Among Smith & Wesson Brands, Inc., The Russell 2000 Index,

And Peer Group

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
04/21
04/22
04/23
04/24
04/25
04/26
Smith & Wesson Brands, Inc.
Russell 2000 Index
S&P 1500 Leisure Products

* $100 invested on April 30, 2021 in stock or index — including reinvestment of dividends. Fiscal year ending April 30.

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Securities Act.

Repurchases of Common Stock

During the quarter ended April 30, 2026, there were no purchases of our common stock by us nor any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act.

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

This section generally discusses year-to-year comparisons between fiscal 2026 and fiscal 2025. A discussion of our results of operations, liquidity, and capital resources for fiscal 2025 compared with fiscal 2024 is not included in this Annual Report on Form 10-K and can be found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for fiscal 2025, filed with the SEC on June 20, 2025.

2026 Highlights

Our operating results for fiscal 2026 included the following:

•
Net sales of $523.8 million represented an increase of $49.2 million, or 10.4%, over the prior fiscal year.
•
Gross profit increased $13.9 million, or 10.9%, over the prior fiscal year, primarily because of higher sales volume. Gross margin increased by ten basis points from the prior fiscal year primarily due to lower promotional costs and lower federal firearms excise taxes, partially offset by unfavorable fixed-cost absorption and a 100-basis point impact from higher tariffs.
•
Net income was $18.5 million, or $0.41 per diluted share, compared with net income of $13.4 million, or $0.30 per diluted share, for the prior fiscal year.
•
During fiscal 2026, we paid $23.2 million in dividends compared with $23.1 million in fiscal 2025.
•
During fiscal 2026, we repaid $60.0 million on our revolving credit facility.

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

External Factors that Impact the Firearm Industry

The firearm industry has been subject to many external factors in the past that have significantly increased the volatility of revenue generated by companies within the industry. These factors include, among others, fears surrounding crime and terrorism; significant news events; potential restrictions on the sale or makeup of firearms; actual and potential legislative, judicial, and regulatory actions; economic changes; and changes in the social and political environment, including congressional and presidential elections. See Item 1A, Risk Factors, for further discussion of external factors that impact the firearm industry. Although these external factors have created demand surges and volatility in the firearm market, and often make it difficult to predict demand, we believe that those external factors have also likely contributed to a long-term increase in consumer interest in firearms. We estimate that the annual domestic non-military firearm market is approximately $2.7 billion for handguns and $1.7 billion for long guns, excluding shotguns, based on the latest data for industry shipments as calculated by the National Shooting Sports Foundation, or NSSF, utilizing Firearms and Ammunition Excise Tax data for calendar year 2024. According to calendar 2025 reports by the ATF, the U.S. firearm manufacturing industry grew at a 6.2% compound annual growth rate in units from 2019 through 2024, although there has been wide variation among years (e.g., 2019 to 2020 grew 58.0%). We believe that this expanding base of consumers combined with our strong brand reputation and attractive price points lend support to our goal of continuing to increase our market share.

Results of Operations

Net Sales and Gross Profit

The following table sets forth certain information regarding net sales and gross profit for the fiscal years ended April 30, 2026, 2025, and 2024 (dollars in thousands):

	2026	2025	$ Change	% Change	2024
Handguns	$394,404	$331,936	$62,468	18.8%	$381,898
Long guns	90,481	103,956	(13,475)	(13.0)%	116,491
Other products & services	38,960	38,769	191	0.5%	37,444
Total net sales	$523,845	$474,661	$49,184	10.4%	$535,833
Cost of sales	382,742	347,478	35,264	10.1%	377,740
Gross profit	$141,103	$127,183	$13,920	10.9%	$158,093
% of net sales (gross margin)	26.9%	26.8%			29.5%

The following table sets forth certain information regarding units shipped by trade channel for the fiscal years ended April 30, 2026, 2025, and 2024 (units in thousands):

Total Units Shipped	2026	2025	# Change	% Change	2024
Handguns	935	798	137	17.2%	836
Long guns	162	175	(13)	(7.4)%	228

Sporting Goods Channel Units Shipped	2026	2025	# Change	% Change	2024
Handguns	890	748	142	19.0%	775
Long guns	149	158	(9)	(5.7)%	210

Professional Channel Units Shipped	2026	2025	# Change	% Change	2024
Handguns	45	50	(5)	(10.0)%	61
Long guns	13	17	(4)	(23.5)%	18

Sales of our handguns increased $62.5 million, or 18.8%, over fiscal 2025, primarily as a result of increased shipments of newly introduced products (defined as any new SKU not shipped in the prior year), higher consumer demand, and a 2% to 3% price increase on select products that became effective on January 1, 2026. Shipments of new products represented 43.6% of handgun sales in the period. Handgun unit shipments into the sporting goods channel increased 19.0% over fiscal 2025, while overall consumer demand decreased 0.2% (as indicated by adjusted background checks for handguns reported to the National Instant Criminal Background Check System, or NICS).

Sales of our long guns decreased $13.5 million, or 13.0%, from fiscal 2025, primarily as a result of the timing of new product launches in fiscal 2025, which were at higher selling prices, combined with lower consumer demand during fiscal 2026. Shipments of new products represented 30.6% of long gun sales in the period. Long gun unit shipments into the sporting goods channel decreased 5.7% from fiscal 2025, while overall consumer demand for long guns decreased 4.6% (as indicated by NICS).

Other products and services sales increased $191,000, or 0.5%, over fiscal 2025, as higher e-commerce and suppressor sales offset lower business-to-business sales. Lower business-to-business sales resulted from the closure of our Deep River facility in fiscal 2025 as part of the Relocation.

New products represented 38.1% of net sales for the year ended April 30, 2026 and included four new pistols, four new long guns, and many new product line extensions.

Gross margin for fiscal 2026 was 26.9% compared with 26.8% for fiscal 2025, primarily due to lower promotional costs and lower federal firearms excise taxes as a result of the favorable completion of a recent audit, partially offset by unfavorable fixed-cost absorption from lower production volumes combined with higher tariffs on imported materials and components. We estimate that higher tariffs negatively impacted gross margin by approximately 100 basis points when compared to the comparable period last year.

Inventory balances declined $33.6 million between April 30, 2025 and April 30, 2026 as a result of our proactive inventory management and production planning efforts intended to optimize inventory levels and cash flows. While inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results, it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors, including seasonality, new product introductions, news events, political events, and consumer tastes. We expect our inventory levels to increase modestly during fiscal 2027.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the fiscal years ended April 30, 2026, 2025, and 2024 (dollars in thousands):

	2026	2025	$ Change	% Change	2024
Research and development	$10,304	$9,567	$737	7.7%	$7,258
Selling, marketing, and distribution	41,598	41,314	284	0.7%	40,611
General and administrative	59,999	54,933	5,066	9.2%	63,133
Gain on sale/disposition of assets, net	(9)	(2,515)	2,506	-99.6%	(11)
Total operating expenses	$111,892	$103,299	$8,593	8.3%	$110,991
% of net sales	21.4%	21.8%			20.7%

Research and development expenses increased $737,000 because of higher tooling-related costs, partially offset by materials and testing costs, which were elevated in the prior year. Selling, marketing, and distribution expenses increased $284,000, primarily as a result of higher profit-related compensation expenses and one-time costs related to the grand opening event for the Academy, partially offset by lower promotional costs. General and administrative expenses increased $5.1 million over the prior year, primarily as a result of higher profit-related and stock-based compensation expenses, and higher legal expenses. During fiscal 2025, we sold certain real estate located adjacent to our former distribution center located in Columbia, Missouri for $2.3 million, net of transaction costs, and recognized a $2.3 million pre-tax gain on sale.

Operating Income

The following table sets forth certain information regarding operating income for the fiscal years ended April 30, 2026, 2025, and 2024 (dollars in thousands):

	2026	2025	$ Change	% Change	2024
Operating income	$29,211	$23,884	$5,327	22.3%	$47,102
% of net sales (operating margin)	5.6%	5.0%			8.8%

Operating income for fiscal 2026 increased $5.3 million, or 22.3%, over the prior fiscal year, primarily for the reasons outlined above.

Other Income/(Expense), net

The following table sets forth certain information regarding other income for the fiscal years ended April 30, 2026, 2025, and 2024 (dollars in thousands):

	2026	2025	$ Change	% Change	2024
Other income/(expense), net	$669	$(17)	$686	NM	$6,672

Other income for fiscal 2026 increased $686,000, primarily as a result of investment income on our marketable securities.

Interest Expense, net

The following table sets forth certain information regarding interest expense for the fiscal years ended April 30, 2026, 2025, and 2024 (dollars in thousands):

	2026	2025	$ Change	% Change	2024
Interest expense, net	$(4,810)	$(4,622)	$188	4.1%	$(2,055)

Interest expense increased by $188,000, primarily as a result of lower average cash balances, partially offset by lower average interest rates on debt and lower average debt balances during fiscal 2026 compared with fiscal 2025.

Income Tax Expense

The following table sets forth certain information regarding income tax expense for the fiscal years ended April 30, 2026, 2025, and 2024 (dollars in thousands):

	2026	2025	$ Change	% Change	2024
Income tax expense	$6,589	$5,820	$769	13.2%	$10,356
% of income from operations (effective tax rate)	26.3%	30.2%		-3.9%

We recorded income tax expense of $6.6 million for fiscal 2026, $769,000 higher than the prior fiscal year, primarily because of increased profitability. Our effective tax rates were 26.3% and 30.2% for fiscal 2026 and 2025, respectively. The 2026 rate was impacted favorably as a result of a decrease in state taxable income from the prior year and favorable return to provision adjustments.

Net Income

The following table sets forth certain information regarding net income and the related per share data for the fiscal years ended April 30, 2026, 2025, and 2024 (dollars in thousands, except per share data):

	2026	2025	$ Change	% Change	2024
Net income	$18,481	$13,425	$5,056	37.7%	$41,363
Net income per share:
Basic	$0.42	$0.30	$0.12	40.0%	$0.90
Diluted	$0.41	$0.30	$0.11	36.7%	$0.89

Net income increased $5.1 million, or $0.11 per diluted share, over fiscal 2025 primarily for reasons outlined above.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our operations, including working capital and capital expenditures, and return capital to our stockholders. Capital expenditures for new product development and repair and replacement of equipment represent important cash needs.

The following table sets forth certain cash flow information for the fiscal years ended April 30, 2026, 2025, and 2024 (dollars in thousands):

	2026	2025	$ Change	2024
Operating activities	$114,195	$(7,223)	$121,418	$106,739
Investing activities	(28,240)	(19,173)	(9,067)	(81,490)
Financing activities	(82,996)	(9,212)	(73,784)	(17,966)
Total cash flow	$2,959	$(35,608)	$38,567	$7,283

Operating Activities

Operating activities generally represent the principal source of our cash flow.

Cash provided by operating activities was $114.2 million in fiscal 2026 compared with $7.2 million of cash used in fiscal 2025. Cash provided by operating activities in fiscal 2026 was favorably impacted by a $33.6 million decrease in inventory compared with a $29.3 million increase in inventory in fiscal 2025, a $5.4 million increase in accounts payable compared with a $14.8 million decrease in accounts payable in fiscal 2025, a $6.1 million increase in accrued payroll and incentives compared with an $8.1 million decrease in accrued payroll and incentives in fiscal 2025, a $15.8 million decrease in accounts receivable compared with a $3.2 million decrease in accounts receivable in fiscal 2025, a $519,000 increase in accrued profit sharing compared with a $4.5 million decrease in accrued profit sharing in fiscal 2025, and higher net income. Cash provided by operating activities in fiscal 2026 was unfavorably impacted by a $3.0 million decrease in accrued expenses and deferred revenue compared with a $268,000 decrease in accrued expenses and deferred revenue in fiscal 2025.

Investing Activities

Cash used in investing activities increased $9.1 million for the fiscal 2026 compared with fiscal 2025, primarily as a result of $4.6 million of purchases of marketable securities during fiscal 2026, a $2.1 million increase in capital expenditures related to the Academy, and $2.3 million of proceeds included in fiscal 2025 related to the sale of certain real estate located adjacent to our former distribution center located in Columbia, Missouri.

We currently expect to spend $40.0 to $45.0 million on capital expenditures in fiscal 2027.

Financing Activities

Cash used by financing activities was $83.0 million for fiscal 2026 compared with $9.2 million for fiscal 2025. Cash used by financing activities during fiscal 2026 was primarily the result of $60.0 million in net repayments under our revolving line of credit and $23.2 million in dividend distributions. Cash used in financing activities for fiscal 2025 was primarily the result of $40.0 million of net borrowings, $25.5 million of stock repurchases, and $23.1 million in dividend distributions. We had no stock repurchases during fiscal 2026.

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

As of April 30, 2026, we had $20.0 million of borrowings outstanding on the Revolving Line, bearing interest at an average rate of 5.72%, which was equal to the Adjusted Term SOFR rate plus an applicable margin.

The credit agreement for the Revolving Line contains financial covenants relating to maintaining a maximum leverage ratio and a minimum debt service coverage ratio. We were in compliance with all debt covenants as of April 30, 2026.

Share Repurchase Programs – On September 19, 2023, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions through September 19, 2024, or the 2023 Authorization. During fiscal 2025, we purchased 1,531,763 shares of our common stock for $21.4 million under the 2023 Authorization. The 2023 Authorization expired on September 19, 2024. On September 5, 2024, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions from September 20, 2024 through September 20, 2025, or the 2024 Authorization. As of April 30, 2026, we had repurchased 312,310 shares of our common stock for $4.1 million under the 2024 Authorization. On September 15, 2025, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions from September 21, 2025 through September 21, 2026, or the 2025 Authorization. As of April 30, 2026, we had not repurchased any shares of our common stock under the 2025 Authorization.

Finance Lease – We are a party to a material finance lease, which is a $46.2 million lease that has an effective interest rate of approximately 5.0% and is payable in 240 monthly installments through fiscal 2039, as well as a related payment and performance guaranty, dated October 26, 2017, in favor of the Original Missouri Landlord. The building is pledged to secure the amounts outstanding. As part of the Relocation, on January 31, 2023, we entered into the Assignment and Assumption Agreement and the Amended and Restated Guaranty. Because of the Amended and Restated Guaranty, we continue to account for this lease as we have since prior to the Relocation. During fiscal 2025 and 2026, AOUT made payments pursuant to this lease directly to the landlord and we neither received nor paid any cash related to this arrangement. See Note 3 — Leases for additional information.

As of April 30, 2026, we had $28.2 million in cash and cash equivalents on hand.

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

Inflation

During fiscal 2026, 2025 and 2024 inflationary pressures resulted in increases in the cost of certain of the components, parts, raw materials, and other supplies necessary for the production of our products, as well as labor costs. We expect that inflation will continue to impact us during fiscal 2027.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to the variable interest rate associated with our credit agreement, which consists of a $175.0 million revolving line of credit that bears interest at either the Base Rate or Adjusted Term SOFR rate, plus an applicable margin based on our consolidated leverage ratio. For more information regarding our financing arrangements, see Note 4 — Notes and Loans Payable. As of April 30, 2026, we had $20.0 million of borrowings outstanding on the Revolving Line, which bore an interest rate of 5.72%, which is equal to Adjusted Term SOFR rate plus an applicable margin.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2026, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management, with participation of the CEO and CFO, under the oversight of our Audit Committee of our Board of Directors, conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2026, using the framework established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on that evaluation, management believes that our internal control over financial reporting was effective as of April 30, 2026.

The effectiveness of our internal control over financial reporting as of April 30, 2026 has been audited by KPMG LLP, an independent registered public accounting firm, which also audited our consolidated financial statements for fiscal 2026. KPMG LLP's report on our internal control over financial reporting is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Director and Executive Officer Trading

A portion of our directors’ and officers’ compensation is in the form of equity awards and, from time to time, they may engage in open-market transactions with respect to our securities for diversification or other personal reasons. All such transactions in our securities by directors and officers must comply with our Policy on Inside Information and Insider Trading, which requires that transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information.

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in the Company’s securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information. The following table describes the contracts, instructions or written plans for the purchase or sale of securities adopted by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended April 30, 2026, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No other Rule 10b5-1 trading arrangements or “non-Rule 10b5–1 trading arrangements” (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers during such period.

Name	Title	Action	Date Adopted	Termination Date
Mark P. Smith	President, CEO, and Director	Adoption of Rule 10b5-1 Plan	March 24, 2026	March 24, 2027

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Information about our Executive Officers” of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Financial Statements and Financial Statement Schedules
(1)
Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.
(2)
All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the financial statements or notes above.
(b)
Exhibits

Exhibit Number	Exhibit

2.13***	Separation and Distribution Agreement, dated as of August 21, 2020, by and between the Registrant and American Outdoor Brands, Inc. (1)

3.1	Amended and Restated Bylaws (2)

3.4	Second Amended and Restated Articles of Incorporation (3)

3.9	Certificate of Withdrawal of Certificate of Designation (4)

4.1	Form of Common Stock Certificate (5)

4.2	Description of Securities (6)

10.51**	Agreement with Respect to Defense of Smith & Wesson: Firearms Litigation, dated as of November 11, 2004 (7)

10.107*	Smith & Wesson Brands, Inc. Executive Severance Pay Plan (8)

10.108*	Adoption Agreement to the Smith & Wesson Nonqualified Supplemental Deferred Compensation Plan (9)

10.109*	Smith & Wesson Nonqualified Supplemental Deferred Compensation Plan Document (9)

10.110(a)*	2013 Incentive Stock Plan (10)

10.110(b)*	2022 Incentive Stock Plan (11)

10.111(a)*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2015 (12)

10.111(b)*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2020 (6)

10.111(c)*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2022 Incentive Stock Plan for awards made beginning in April 2023 (13)

10.112(a)*	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made in 2020 (6)

10.112(b)*	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in 2021 (6)

10.112(c)*	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2022 Incentive Stock Plan for awards made beginning in 2023 (13)

10.113(a)	Lease Agreement, dated October 26, 2017, by and between Ryan Boone County, LLC and Smith & Wesson Corp. (14)

10.113(b)	Assignment and Assumption of Lease Agreement, dated January 31, 2023, between Smith & Wesson Sales Company and American Outdoor Brands, Inc. (15)

10.114(a)	Guaranty, dated October 26, 2017, entered into by the Registrant (14)

10.114(b)	Amended and Restated Guaranty, dated January 31, 2023 (15)

10.115(a)*	Employment Agreement, executed April 4, 2020 and effective as of January 15, 2020, by and between Mark P. Smith and the Registrant (16)

10.115(b)*	Amended and Restated Employment Agreement, executed June 18, 2025 and effective as of June 18, 2025, by and between Mark P. Smith and the Registrant (17)

10.116	Transition Services Agreement dated as of August 21, 2020, by and between the Registrant and American Outdoor Brands, Inc (1)

10.117	Tax Matters Agreement, dated as of August 21, 2020, by and between the Registrant and American Outdoor Brands, Inc. (1)

10.118	Employee Matters Agreement, dated as of August 21, 2020, by and between the Registrant and American Outdoor Brands, Inc. (1)

10.119(a)***	Trademark License Agreement, dated as of August 24, 2020, by and between Smith & Wesson Inc. and AOB Products Company (1)

10.119(b)***	Amended and Restated Trademark License Agreement, dated as of April 11, 2024, by and between Smith & Wesson Inc. and AOB Products Company (18)

10.120***	Sublease, dated as of August 24, 2020, by and between the Smith & Wesson Sales Company and American Outdoor Brands, Inc. (1)

10.121(a)***	Amended and Restated Credit Agreement, dated as of August 24, 2020, by and among the Registrant, Smith & Wesson Sales Company, Smith & Wesson, Inc., the Guarantors, the Lenders, and TD Bank, N.A. (1)

10.121(b)***

First Amendment to Amended and Restated Credit Agreement, dated as of April 28, 2023, by and among the Registrant, Smith & Wesson Sales Company, Smith & Wesson, Inc., the Guarantors, the Lenders, and TD Bank, N.A. (9)

10.121(c)***

Second Amended and Restated Credit Agreement, dated as of October 3, 2024, by and among the Registrant, Smith & Wesson Sales Company, Smith & Wesson, Inc., the Guarantors, the Lenders, and TD Bank, N.A. (20)

10.121(d)***

First Amendment to Second Amended and Restated Credit Agreement, dated August 15, 2025, by and among the Registrant, Smith & Wesson Sales Company, Smith & Wesson, Inc., the Guarantors, the Lenders, and TD Bank, N.A. (21)

10.122

Project Agreement, dated September 30, 2021, by and among The Industrial Development Board of Blount County and the cities of Alcoa and Maryville, Tennessee, a public, nonprofit corporation organized and existing under the laws of the State of Tennessee and the Registrant (22)

10.123*	2021 Employee Stock Purchase Plan (23)

10.124***	Standard Design-Build Agreement and General Conditions, dated February 2, 2023, between Smith & Wesson Brands, Inc and The Christman Company (portions of the exhibit have been omitted) (15)

10.125

Accountability Agreement, dated June 2, 2022, by and among Tennessee Department of Economic and Community Development, a department of the State of Tennessee, Blount Partnership, and Smith & Wesson Brands, Inc.

10.126*

Form of Indemnity Agreement entered into with the following directors and executive officers: as of August 9, 2022 with Anita D. Britt, Fred M. Diaz, Kevin A. Maxwell, Deana L. McPherson, Barry M. Monheit, and Robert L. Scott; as of August 24, 2022 with Susan J. Cupero; as of August 25, 2022 with Denis G. Suggs and Mark P. Smith; and as of July 17, 2023 with Michelle J. Lohmeier (11)

10.127(a)	Form of Dividend Equivalent Award Agreement (24)

10.127(b)	Form of Amended and Restated Dividend Equivalent Award Agreement

10.128*	Agreement and Release, dated April 28, 2025 (25)

19.1	Policy on Inside Information and Insider Trading

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP, an Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

97.1	Executive Officer Clawback Policy

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(17)
Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 20, 2025.
(18)
Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 20, 2024.
(19)
Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 2, 2023.
(20)
Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 4, 2024.
(21)
Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on August 18, 2025.
(22)
Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 30, 2021.
(23)
Incorporated by reference to the Registrant’s Form S-8 filed with the SEC on March 30, 2022.
(24)
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

Date: June 17, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Mark P. Smith	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 17, 2026
Mark P. Smith

/s/ Deana L. McPherson	Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary (Principal Financial and Accounting Officer)	June 17, 2026
Deana L. McPherson

/s/ Robert L. Scott	Chairman of the Board	June 17, 2026
Robert L. Scott

/s/ Anita D. Britt	Director	June 17, 2026
Anita D. Britt

/s/ Fred M. Diaz	Director	June 17, 2026
Fred M. Diaz

/s/ Michelle J. Lohmeier	Director	June 17, 2026
Michelle J. Lohmeier

/s/ Barry M. Monheit	Director	June 17, 2026
Barry M. Monheit

/s/ Denis G. Suggs	Director	June 17, 2026
Denis G. Suggs

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Smith & Wesson Brands, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Smith & Wesson Brands, Inc. and subsidiaries (the Company) as of April 30, 2026 and 2025, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2026, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of April 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

June 17, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Smith & Wesson Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, changes in stockholders' equity, and cash flows, for the year ended April 30, 2024, and the related notes (collectively referred to as the "financial statements") of Smith & Wesson Brands, Inc. (the “Company”). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended April 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Nashville, Tennessee

June 20, 2024 (June 20, 2025, as to the retrospective application of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, as presented in Note 16)

We began serving as the Company's auditor in 2014. In 2024 we became the predecessor auditor.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of:
	April 30, 2026	April 30, 2025
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$28,190	$25,231
Marketable securities	5,162	—
Accounts receivable, net of allowances for credit losses of $5 on April 30, 2026 and April 30, 2025	40,014	55,868
Inventories	156,250	189,840
Prepaid expenses and other current assets	7,170	6,260
Income tax receivable	4,617	66
Total current assets	241,403	277,265
Property, plant, and equipment, net of accumulated depreciation and amortization of $397,668 on April 30, 2026 and $368,811 on April 30, 2025	238,643	242,648
Intangibles, net	1,956	2,409
Goodwill	19,024	19,024
Deferred income taxes	4,347	10,260
Other assets	7,393	8,006
Total assets	$512,766	$559,612
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,570	$26,887
Accrued expenses and deferred revenue	19,146	24,678
Accrued payroll and incentives	15,196	9,060
Accrued profit sharing	5,155	4,636
Accrued warranty	1,300	1,379
Total current liabilities	75,367	66,640
Notes and loans payable (Note 4)	19,121	79,096
Finance lease payable, net of current portion	32,163	33,703
Other non-current liabilities	9,556	7,719
Total liabilities	136,207	187,158
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 44,605,993 shares issued and outstanding on April 30, 2026 and 75,789,455 shares issued and 44,111,461 shares outstanding on April 30, 2025	45	76
Additional paid-in capital	2,776	298,075
Retained earnings	373,738	532,615
Treasury stock, at cost (no shares on April 30, 2026 and 31,677,994 shares on April 30, 2025)	—	(458,312)
Total stockholders’ equity	376,559	372,454
Total liabilities and stockholders’ equity	$512,766	$559,612

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended April 30,
	2026	2025	2024
	(In thousands, except per share data)
Net sales	$523,845	$474,661	$535,833
Cost of sales	382,742	347,478	377,740
Gross profit	141,103	127,183	158,093
Operating expenses:
Research and development	10,304	9,567	7,258
Selling, marketing, and distribution	41,598	41,314	40,611
General and administrative	59,999	54,933	63,133
Gain on sale/disposition of assets, net	(9)	(2,515)	(11)
Total operating expenses	111,892	103,299	110,991
Operating income	29,211	23,884	47,102
Other expense, net:
Other income/(expense), net	669	(17)	6,672
Interest expense, net	(4,810)	(4,622)	(2,055)
Total other (expense)/income, net	(4,141)	(4,639)	4,617
Income before income taxes	25,070	19,245	51,719
Income tax expense	6,589	5,820	10,356
Net income	$18,481	$13,425	$41,363
Net income per share:
Basic - net income	$0.42	$0.30	$0.90
Diluted - net income	$0.41	$0.30	$0.89
Weighted average number of common shares outstanding:
Basic	44,420	44,484	45,813
Diluted	44,933	44,932	46,248

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands, except per share data)	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at April 30, 2023	75,029	$75	$283,666	$523,184	$73	29,040	$(422,375)	$384,623
Stock-based compensation	—	—	5,683	—	—	—	—	5,683
Shares issued under employee stock purchase plan	151	—	1,484	—	—	—	—	1,484
Issuance of common stock under restricted stock unit awards, net of shares surrendered	215	—	(839)	—	—	—	—	(839)
Repurchase of treasury stock, including excise tax	—	—	—	—	—	794	(10,267)	(10,267)
Dividends issued, including accruals ($0.48 per common share)	—	—	—	(22,133)	—	—	—	(22,133)
Net income	—	—	—	41,363	—	—	—	41,363
Balance at April 30, 2024	75,395	$75	$289,994	$542,414	$73	29,834	$(432,642)	$399,914
Stock-based compensation	—	—	7,609	—	—	—	—	7,609
Shares issued under employee stock purchase plan	175	—	1,598	—	—	—	—	1,598
Issuance of common stock under restricted stock unit awards, net of shares surrendered	219	1	(1,126)	—	—	—	—	(1,125)
Repurchase of treasury stock, including excise tax	—	—	—	—	—	1,844	(25,670)	(25,670)
Dividends issued, including accruals ($0.52 per common share)	—	—	—	(23,224)	—	—	—	(23,224)
Net income	—	—	—	13,425	—	—	—	13,425
Other	—	—	—	—	(73)	—	—	(73)
Balance at April 30, 2025	75,789	$76	$298,075	$532,615	$—	31,678	$(458,312)	$372,454
Stock-based compensation	—	—	8,350	—	—	—	—	8,350
Shares issued under employee stock purchase plan	199	—	1,577	—	—	—	—	1,577
Issuance of common stock under restricted stock unit awards, net of shares surrendered	296	1	(930)	—	—	—	—	(929)
Retirement of common stock held in treasury	(31,678)	(32)	(304,296)	(153,984)	—	(31,678)	458,312	—
Dividends issued, including accruals ($0.52 per common share)	—	—	—	(23,374)	—	—	—	(23,374)
Net income	—	—	—	18,481	—	—	—	18,481
Balance at April 30, 2026	44,606	$45	$2,776	$373,738	$—	—	$—	$376,559

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended April 30,
	2026	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$18,481	$13,425	$41,363
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	31,311	31,845	32,558
Gain on sale/disposition of assets	(9)	(2,515)	(5,595)
Recoveries on notes and accounts receivable	—	—	(23)
Deferred income taxes	5,913	(3,032)	857
Stock-based compensation expense	8,350	7,609	5,683
Non-cash sublease income	(1,797)	(1,724)	—
Other, net	(528)	(73)	—
Changes in operating assets and liabilities:
Accounts receivable	15,854	3,203	(3,896)
Inventories	33,590	(29,340)	16,618
Prepaid expenses and other current assets	(910)	(1,287)	(57)
Income taxes	(4,551)	1,882	(2,602)
Accounts payable	5,367	(14,771)	18,341
Accrued payroll and incentives	6,136	(8,087)	(1,418)
Accrued profit sharing	519	(4,462)	895
Accrued expenses and deferred revenue	(3,008)	(268)	3,995
Accrued warranty	(79)	(434)	142
Other assets	(136)	938	(267)
Other non-current liabilities	(308)	(132)	145
Net cash provided by/(used in) operating activities	114,195	(7,223)	106,739
Cash flows from investing activities:
Purchases of marketable securities	(4,634)	—	—
Payments to acquire patents and software	(93)	(187)	(186)
Proceeds from sale of intangible assets	—	—	6,500
Proceeds from sale of property and equipment	235	2,619	2,955
Payments to acquire property and equipment	(23,748)	(21,605)	(90,759)
Net cash used in investing activities	(28,240)	(19,173)	(81,490)
Cash flows from financing activities:
Proceeds from loans and notes payable	25,000	75,000	50,000
Payments on loans and notes payable	(85,000)	(35,000)	(35,000)
Cash paid for debt issuance costs	(219)	(941)	—
Payments on finance lease obligation	(195)	(179)	(1,378)
Payments to acquire treasury stock	—	(25,468)	(10,213)
Dividend distribution	(23,229)	(23,096)	(22,020)
Proceeds to acquire common stock from employee stock purchase plan	1,577	1,598	1,484
Payment of employee withholding tax related to restricted stock units	(930)	(1,126)	(839)
Net cash used in financing activities	(82,996)	(9,212)	(17,966)
Net increase/(decrease) in cash and cash equivalents	2,959	(35,608)	7,283
Cash and cash equivalents, beginning of period	25,231	60,839	53,556
Cash and cash equivalents, end of period	$28,190	$25,231	$60,839
Supplemental disclosure of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$5,375	$5,193	$4,745

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Year Ended April 30,
	2026	2025	2024
	(In thousands)
Purchases of property and equipment included in accounts payable	$4,605	$2,289	$2,462
Capital lease included in accrued expenses and finance lease payable	580	442	612

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

We are one of the world’s leading manufacturers and designers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, pistol caliber carbines, and lever-action rifles), handcuffs, firearm suppressors, and other firearm-related products for sale to a wide variety of customers, including firearm enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our products under the Smith & Wesson and Gemtech brands. We manufacture our products at our facilities in Maryville, Tennessee; Springfield, Massachusetts; and Houlton, Maine. We also sell our manufacturing services under our Smith & Wesson and Smith & Wesson Precision Components brands to other businesses to attempt to level-load our factories. During the fiscal year ended April 30, 2025, or fiscal 2025, we discontinued operations at our Deep River, Connecticut facility and vacated the premises. See Note 14 — Commitments and Contingencies for more information.

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

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Smith & Wesson Brands, Inc. and its wholly owned subsidiaries, including Smith & Wesson Inc., Smith & Wesson Sales Company, and Smith & Wesson Online, LLC. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at April 30, 2026 and 2025 and for the periods presented, have been included. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents — We consider all highly liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts. As of April 30, 2026, all of our accounts exceeded federally insured limits.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk — Financial instruments that potentially subject us to concentration of credit risk consist principally of cash, cash equivalents, and trade receivables. We place our cash and cash equivalents in overnight U.S. government securities or money market mutual funds. Concentrations of credit risk with respect to trade receivables are limited by the large number of customers comprising our customer base and their geographic and business dispersion. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral.

For fiscal 2026, sales to two of our customers represented 24.7% of our total net sales, and, as of April 30, 2026, two customers accounted for 30.2% of our total accounts receivable. No other customer represented more than 10% of our fiscal 2026 net sales or accounted for more than 10% of our accounts receivable as of April 30, 2026. For fiscal 2025, sales to one of our customers represented 14.6% of our total net sales, and, as of April 30, 2025, this customer accounted for 36.1% of our total accounts receivable. No other customer represented more than 10% of our fiscal 2025 net sales or accounted for more than 10% of our accounts receivable as of April 30, 2025.

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

Earnings per Share — We calculate basic and diluted earnings per common share in accordance with the provisions of ASC 260-10, Earnings Per Share. Basic earnings per common share equals net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share equals net income divided by the weighted average number of common shares outstanding during the period, including the effect of outstanding stock-based instruments if their effect is dilutive.

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per common share (in thousands, except per share data):

	For the Year Ended April 30,
	2026	2025	2024
Net income	$18,481	$13,425	$41,363
Weighted average shares outstanding — Basic	44,420	44,484	45,813
Effect of dilutive stock awards	513	448	436
Weighted average shares outstanding — Diluted	44,933	44,932	46,248
Earnings per share — Basic	$0.42	$0.30	$0.90
Earnings per share — Diluted	$0.41	$0.30	$0.89

For fiscal 2026, 2025, and 2024, the number of shares excluded from the computation of diluted earnings per share was 24,041, 29,935, and 18,009, respectively, because the effect would be antidilutive.

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

In accordance with ASC 350, Intangibles-Goodwill and Other, we evaluate goodwill for potential impairment on an annual basis, as of February 1, and whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. Under the guidance, we may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test for goodwill impairment would be performed. If the fair value of our single reporting unit exceeds the carrying value of our net assets, including goodwill, goodwill is not impaired. If the carrying value of our net assets, including goodwill, exceeds the fair value of the reporting unit, then we would determine the implied fair value of the reporting unit’s goodwill. If the carrying value of our goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. We did not record any goodwill impairments during the fiscal years ended April 30, 2026 or 2025.

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

We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We adjust accruals as warranty claims data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such claims or additional costs materialize would be adversely impacted. Warranty expense for the fiscal years ended April 30, 2026, 2025, and 2024 amounted to $2.1 million, $2.4 million, and $2.6 million, respectively.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the fiscal years ended April 30, 2026 and 2025 (in thousands):

Balance as of April 30, 2024	$3,884
Warranties issued and adjustments to provisions	2,390
Warranty claims	(2,998)
Balance as of April 30, 2025	3,276
Warranties issued and adjustments to provisions	2,122
Warranty claims	(2,607)
Balance as of April 30, 2026	$2,791

Advertising Costs — We expense advertising costs, primarily consisting of magazine advertisements, printed materials, television advertisements, digital advertisements, radio advertisements, and billboards, either as incurred or upon the first occurrence of the advertising. Advertising expense, included in selling, marketing, and distribution expenses, for the fiscal years ended April 30, 2026, 2025, and 2024, amounted to $13.7 million, $15.2 million, and $14.7 million, respectively.

Shipping and Handling — In the accompanying consolidated financial statements, we included amounts billed to customers for shipping and handling in net sales. Inbound freight charges and internal transfer costs are included in cost of goods sold; however, costs incurred to distribute products to customers are included in selling, marketing, and distribution expenses.

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

Recently Issued Accounting Standards — In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and provide more details about the reconciling items in some categories if items meet a quantitative threshold. Entities will have to provide qualitative disclosures about the new categories. The guidance will require all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state, and foreign taxes for annual periods, and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. Entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance is effective for annual periods beginning after December 15, 2024, or the fiscal year ending April 30, 2026 for us. We adopted ASU 2023-09 in the fourth quarter of fiscal 2026. The adoption of this guidance resulted in additional financial statement disclosures and had no impact to our consolidated financial condition, results of operations, or cash flows. See Note 13 - Income Taxes, which includes the disclosures resulting from our adoption of this guidance.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires entities to disclose, in the notes to financial statements, specified information about certain costs and expenses included in each relevant expense caption presented on the face of the income statement. Entities will also be required to disclose qualitative descriptions of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Entities will need to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. Entities are generally required to apply the guidance prospectively. The guidance is effective for annual periods beginning after December 15, 2026, or the fiscal year ending April 30, 2028 for us. We are currently evaluating the impact that the adoption of this standard will have on financial disclosures.

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

The amounts of assets and liabilities related to our operating and financing leases as of April 30, 2026 and 2025 were as follows (in thousands):

	Balance Sheet Caption	April 30, 2026	April 30, 2025
Operating Leases
Right-of-use assets		$—	$1,623
Accumulated amortization		—	(1,211)
Right-of-use assets, net	Other assets	$—	$412

Current liabilities	Accrued expenses and deferred revenue	$—	$233
Non-current liabilities	Other non-current liabilities	—	318
Total operating lease liabilities		$—	$551
Finance Leases
Right-of-use assets		$41,437	$41,631
Accumulated depreciation		(14,726)	(12,973)
Right-of-use assets, net	Property, plant, and equipment, net	$26,711	$28,658

Current liabilities	Accrued expenses and deferred revenue	$1,858	$1,701
Non-current liabilities	Finance lease payable, net of current portion	32,163	33,703
Total finance lease liabilities		$34,021	$35,404

During fiscal 2026, we recorded $143,000 of operating lease costs. We recorded $2.3 million of finance lease amortization and $1.7 million of finance lease interest expense during fiscal 2026. As of April 30, 2026, our weighted average lease term and weighted average discount rate for our financing leases was 12.3 years and 5.0%, respectively, and consisted primarily of our former Missouri distribution center. The building is pledged to secure the amounts outstanding. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

On October 26, 2017, we entered into a lease agreement with Ryan Boone County, LLC, or the Original Missouri Landlord, concerning certain real property located in Boone County, Missouri on which we had been operating our distribution center, or the Missouri Lease, as well as a related payment and performance guaranty, dated October 26, 2017, in favor of the Original Missouri Landlord. As part of the Relocation, on January 31, 2023, we entered into (i) an assignment and assumption agreement with American Outdoor Brands, Inc., our former wholly owned subsidiary, or AOUT (which became effective on January 1, 2024), pursuant to which AOUT assumed all of our rights, entitlement, and obligations in, to, and under the Missouri Lease, or the Assignment and Assumption

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement, and (ii) an amended and restated guaranty in favor of RCS-S&W Facility, LLC, as successor in interest to the Original Missouri Landlord, pursuant to which Smith & Wesson Sales Company was added as a guarantor, or the Amended and Restated Guaranty. Because of the Amended and Restated Guaranty, we continue to account for this lease as we have since prior to the Relocation. During fiscal 2026, AOUT made payments pursuant to this lease directly to the landlord and we neither received nor paid any cash payments related to this arrangement. For the fiscal year ended April 30, 2026, noncash sublease income was $1.8 million and was recorded in general and administrative expense in our consolidated statements of income. During the fiscal year ended April 30, 2026 we recognized $2.1 million of depreciation expense associated with the related right-of-use asset.

The following table represents future expected undiscounted cash flows, based on the Assignment and Assumption Agreement with AOUT, to be received by the landlord directly from AOUT on an annual basis for the next five years and thereafter, as of April 30, 2026 (in thousands):

Fiscal	Amount
2027	$3,292
2028	3,350
2029	3,408
2030	3,468
2031	3,529
Thereafter	28,501
Total future receipts	45,548
Less amounts representing interest	(12,107)
Present value of receipts	$33,441

Future lease payments for all our finance leases for succeeding fiscal years are as follows (in thousands):

Financing
2027	$3,519
2028	3,596
2029	3,560
2030	3,468
2031	3,529
Thereafter	28,501
Total future lease payments	46,173
Less amounts representing interest	(12,152)
Present value of lease payments	34,021
Less current maturities of lease liabilities	(1,858)
Long-term maturities of lease liabilities	$32,163

During fiscal 2026, the cash paid for amounts included in the measurement of liabilities and operating cash flows was $581,000.

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

As of April 30, 2026, we had $20.0 million of borrowings outstanding on the Revolving Line, bearing interest at a weighted average rate of 5.72%, which is equal to the Adjusted Term SOFR rate plus an applicable margin.

The Second Amended and Restated Credit Agreement contains customary limitations, including limitations on indebtedness, liens, fundamental changes to business or organizational structure, investments, loans, advances, guarantees, and acquisitions, asset sales, dividends, stock repurchases, stock redemptions, and the redemption or prepayment of other debt, and transactions with affiliates. We are also subject to financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of April 30, 2026, we were compliant with all required financial covenants.

Letters of Credit – At April 30, 2026, we had outstanding letters of credit aggregating $1.5 million.

Debt Issuance Costs — During fiscal 2026, we incurred $219,000 of debt issuance costs. During fiscal 2025, we incurred $941,000 of debt issuance costs. We did not incur any debt issuance costs during fiscal 2024. Debt issuance costs are amortized to expense over the life of the credit facility. In total, we amortized $244,000, $157,000, and $89,805 to interest expense for all debt issuance costs in fiscal 2026, 2025, and 2024, respectively.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Net Sales

The following table sets forth the breakdown of net sales for the fiscal years ended April 30, 2026, 2025, and 2024 (in thousands):

	For the Year Ended April 30,
	2026	2025	2024
Handguns	$394,404	$331,936	$381,898
Long Guns	90,481	103,956	116,491
Other Products & Services	38,960	38,769	37,444
Total Net Sales	$523,845	$474,661	$535,833

We sell our products and services under our Smith & Wesson and Gemtech brands. Depending upon the product or service, our customers primarily include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; businesses; retailers; and retail consumers for non-serialized firearms-related products.

We sell our products worldwide. The following table sets forth the breakdown of export net sales included in the above table. Our export net sales shown below accounted for approximately 4%, 5%, and 5% of total net sales for the fiscal years ended April 30, 2026, 2025, and 2024, respectively (in thousands):

	For the Year Ended April 30,
Region	2026	2025	2024
Asia	$4,922	$8,174	$9,346
Europe	9,551	6,995	4,786
Latin America	1,925	1,498	5,314
All other international	4,510	6,428	5,143
Total international net sales	$20,908	$23,095	$24,589

6. Property, Plant, and Equipment

The following table summarizes property, plant, and equipment as of April 30, 2026 and 2025 (in thousands):

	April 30, 2026	April 30, 2025
Machinery and equipment	$361,141	$344,706
Building and improvements	159,502	154,398
Software and hardware	56,965	54,775
Land and improvements	5,752	3,557
Right of use assets	41,437	41,631
Construction in progress	11,514	12,392
Total property, plant, and equipment	636,311	611,459
Less: Accumulated depreciation and amortization	(397,668)	(368,811)
Total property, plant, and equipment, net	$238,643	$242,648

Total depreciation of tangible assets and amortization of software expense amounted to $30.7 million, $31.3 million, and $32.0 million for the fiscal years ended April 30, 2026, 2025, and 2024, respectively.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes depreciation and amortization expense, which includes amortization of intangibles and debt financing costs, by line item for the fiscal years ended April 30, 2026, 2025, and 2024 (in thousands):

	For the Year Ended April 30,
	2026	2025	2024
Cost of sales	$17,751	$18,904	$20,607
Research and development	1,667	1,164	533
Selling, marketing, and distribution	2,416	2,115	3,635
General and administrative	9,233	9,505	7,693
Interest expense, net	244	157	90
Total depreciation and amortization	$31,311	$31,845	$32,558

7. Inventories

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or net realizable value, as of April 30, 2026 and 2025 (in thousands):

	April 30, 2026	April 30, 2025
Finished goods	$85,603	$115,686
Finished parts	53,685	55,119
Work in process	7,520	6,037
Raw material	9,442	12,998
Total inventories	$156,250	$189,840

8. Accrued Expenses and Deferred Revenue

The following table sets forth other accrued expenses as of April 30, 2026 and 2025 (in thousands):

	April 30, 2026	April 30, 2025
Accrued professional fees	$3,762	$1,774
Accrued employee benefits	3,255	3,240
Accrued taxes other than income	3,249	5,907
Accrued customer incentives and promotions	2,973	4,853
Current portion of finance lease obligation	1,858	1,701
Current portion of operating lease obligation	—	233
Accrued other	4,049	6,970
Total accrued expenses and deferred revenue	$19,146	$24,678

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $28.2 million and $25.2 million as of April 30, 2026 and 2025, respectively. Our marketable securities, which are measured at fair value on a recurring basis, total $5.2 million as of April 30, 2026. The carrying value of our revolving line of credit approximated the fair value as of April 30, 2026. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

As of April 30, 2026, we did not have any Level 2 or Level 3 financial assets or liabilities.

10. Self-Insurance Reserves

As of April 30, 2026 and 2025, we had reserves for workers’ compensation, product liability, and medical/dental costs totaling $9.1 million and $8.7 million, respectively (of which $3.4 million and $3.6 million, respectively, was classified as other non-current liabilities). As of April 30, 2026 and 2025, $5.6 million and $5.1 million, respectively, were included in current liabilities on the accompanying consolidated balance sheets. In addition, as of April 30, 2026 and 2025, $1.1 million of workers’ compensation receivable was classified as other assets. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates.

The following table summarizes the activity in the workers’ compensation, product liability, and medical/dental reserves in the fiscal years ended April 30, 2026 and 2025 (in thousands):

	For the Year Ended April 30,
	2026	2025
Beginning balance	$8,694	$8,699
Additional provision charged to expense	1,637	1,395
Payments	(1,273)	(1,400)
Ending balance	$9,058	$8,694

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability, workers’ compensation, and other matters when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonably estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

matters when their collection is probable and reasonably estimable. As of April 30, 2026 and 2025, we had accrued reserves for product litigation liabilities of $3.6 million and $3.1 million (of which $577,000 and $566,000, respectively, was non-current), consisting entirely of expected legal defense costs. As of April 30, 2026 and 2025, we had no receivables from insurance carriers related to these liabilities.

11. Stockholders’ Equity

Treasury Stock

On September 19, 2023, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions through September 19, 2024, or the 2023 Authorization. During fiscal 2025, we purchased 1,531,763 shares of our common stock for $21.4 million under the 2023 Authorization. The 2023 Authorization expired on September 19, 2024. On September 5, 2024, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions from September 20, 2024 through September 20, 2025, or the 2024 Authorization. As of April 30, 2026, we had repurchased 312,310 shares of our common stock for $4.1 million under the 2024 Authorization. On September 15, 2025, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions from September 21, 2025 through September 21, 2026, or the 2025 Authorization. As of April 30, 2026, we had not repurchased any shares of our common stock under the 2025 Authorization.

During the year ended April 30, 2026, there were no common stock repurchases. During the year ended April 30, 2025, we repurchased a total of 1,844,073 shares of our common stock for $25.5 million.

During the year ended April 30, 2026, our Board of Directors authorized, and we executed, the retirement of 31,677,994 shares of our common stock held in treasury. Upon retirement, these shares were restored to the status of authorized and unissued. As a result, the accumulated cost associated with this stock was allocated to common stock, additional paid-in capital, and retained earnings.

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

The 2022 Incentive Stock Plan authorizes the issuance of 1,000,000 shares, plus 4,312,247 shares that were reserved and remained available for grant and delivery under the 2013 Incentive Stock Plan as of September 12, 2022, the effective date of the 2022 Incentive Stock Plan. The 2022 Incentive Stock Plan permits the grant of options to acquire common stock, restricted stock awards, RSUs, stock appreciation rights, bonus stock and awards in lieu of obligations, performance awards, and dividend equivalents. Our Board of Directors, or a committee of our Board of Directors, administers the stock plans, selects recipients to whom awards are granted, and determines the grants to be awarded. Options granted under the stock plans are exercisable at a price determined by our Board of Directors or a committee of our Board of Directors at the time of grant, but in no event less than fair market value of our common stock on the effective date of the grant. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the stock plans are generally nontransferable and subject to forfeiture.

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

Except in specific circumstances, grants of stock options vest over a period of four years and are exercisable for a period of 10 years after vesting. The 2022 Incentive Stock Plan also permits the grant of stock options to non-employees, which our Board of Directors or a committee has authorized in the past. There were no outstanding and exercisable stock options in fiscal 2026, 2025, and 2024.

The following table summarizes stock compensation expense by line item for the fiscal years ended April 30, 2026, 2025, and 2024 (in thousands):

	For the Year Ended April 30,
	2026	2025	2024
Cost of sales	$615	$686	$648
Research and development	340	625	77
Selling, marketing, and distribution	1,150	1,148	930
General and administrative	6,245	5,150	4,028
Total stock-based compensation	$8,350	$7,609	$5,683

As of April 30, 2026, there were 4,424,315 shares available for grant under the 2022 Incentive Stock Plan. We use our unissued share pool for all shares issued for options, restricted stock awards, RSUs, performance share units, performance-based restricted stock units, or PSUs, and shares issued under our Employee Stock Purchase Plan, or ESPP.

We grant RSUs to employees and non-employee members of our Board of Directors. The awards are made at no cost to the recipient. An RSU represents the right to receive one share of our common stock and does not carry voting rights. Except in limited circumstances, RSUs also do not carry dividend rights. Except in specific circumstances, RSU grants to employees prior to fiscal 2026 vest over a period of four years and RSU grants to employees during fiscal 2026 vest over a period of three years with one-fourth and one-third, respectively, of the units vesting on each grant anniversary date. We amortize the aggregate fair value of our RSU grants to compensation expense over the vesting period.

We grant PSUs to our executive officers and, from time to time, certain management employees who are not executive officers. At the time of grant, we calculate the fair value of our PSUs using the Monte Carlo simulation. We incorporate the following variables into the valuation model:

	For the Year Ended April 30,
	2026	2025	2024
Grant date fair market value
Smith & Wesson Brands, Inc.	$9.22	$16.80	$12.08
Russell 2000 Index	$1,975.86	$1,980.23	$1,769.21
Volatility (a)
Smith & Wesson Brands, Inc.	44.70%	50.91%	58.46%
Russell 2000 Index	23.56%	22.98%	27.08%
Correlation coefficient (b)	0.3541	0.3904	0.3528
Risk-free interest rate (c)	3.66%	4.73%	3.81%
Dividend yield	5.64%	2.86%	3.31%

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our PSUs vest, and the fair value of such PSUs are recognized, over the corresponding three-year performance period. Depending on the grant date, PSUs have a maximum aggregate award equal to between 200% and 220%. In addition, there is a cap on the number of shares that can be earned under our PSUs, which is equal to six times the grant-date value of each award.

PSUs granted in fiscal 2024 have a maximum aggregate award equal to 200% of the target amount granted. Generally, the number of PSUs that may be earned under the fiscal 2024 grants depends upon the total stockholder return, or TSR, of our common stock compared with the TSR of the Russell 2000 Index, or RUT, over the three-year performance period. The relative performance of our common stock must equal or exceed the relative performance of the RUT for any of the PSUs subject to the awards to be earned and vest. The relative performance of our common stock must outperform the RUT by 5% in order for the target award to vest. The relative performance of our common stock must outperform the RUT by at least 10% in order for 200% of the PSUs subject to the awards (the maximum number of PSUs) being earned and vesting.

PSUs granted after fiscal 2024, have a maximum aggregate award equal to 220% of the target amount granted. The number of PSUs that may be earned under these grants depends upon the primary performance metric of our average annual Adjusted EBITDAS Growth percentage, subject to a modifier based on the TSR of our common stock compared with the TSR of the RUT over the three-year performance period. The number of PSUs that may be earned is subject to a threshold of 40% of the average annual Adjusted EBITDAS Growth percentage target and a maximum of 220% of the average annual Adjusted EBITDAS Growth percentage target.

In certain circumstances, the vested awards will be delivered on the first anniversary of the applicable vesting date. We have applied a discount to the grant date fair value when determining the amount of compensation expense to be recorded for these RSUs and PSUs.

During fiscal 2026, we granted 237,691 PSUs to certain of our executive officers. We also granted 603,336 service-based RSUs during fiscal 2026, including 273,374 RSUs to certain of our executive officers, 76,266 RSUs to our directors, and 253,696 RSUs to non-executive officer employees.

During fiscal 2026, we canceled 108,736 market-condition PSUs as a result of the failure to satisfy the performance metric. We canceled 64,463 service-based RSUs as a result of the service period condition not being met. We delivered 295,841 shares of common stock to current employees and directors under vested RSUs with a total market value of $3.8 million.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The grant date fair value of RSUs and PSUs that vested in fiscal 2026, 2025, and 2024 was $5.5 million, $3.8 million, and $3.3 million, respectively.

A summary of activity for unvested RSUs and PSUs for fiscal years 2026, 2025, and 2024 is as follows:

	For the Year Ended April 30,
	2026		2025		2024
		Weighted		Weighted			Weighted
	Total # of	Average	Total # of	Average	Total # of		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted		Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value	Stock Units		Fair Value
RSUs and PSUs outstanding, beginning of period	1,204,133	$14.21	1,000,347	$13.45	932,705		$13.14
Awarded	841,027	9.38	629,773	15.60	533,940		12.07
Released	(390,259)	14.07	(287,929)	13.18	(283,813)	(a)	11.54
Forfeited	(173,199)	13.22	(138,058)	17.01	(182,485)		10.83
RSUs and PSUs outstanding, end of period	1,481,702	$11.62	1,204,133	$14.21	1,000,347		$13.45

(a)
Includes 55,726 PSUs that vested during fiscal 2023.

As of April 30, 2026, there was $4.6 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.3 years.

On September 27, 2021, our stockholders approved our 2021 ESPP, which authorizes the sale of up to 3,000,000 shares of our common stock to employees. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value, or FMV, per share of our common stock on any purchase date is less than the FMV per share on the start date of a 12-month offering period, then that offering period will automatically terminate, and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the FMV on the first day of the offering period or the FMV on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is 12,500 shares, or a total of $25,000 in shares, based on the FMV on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our Board of Directors in its discretion, or (c) March 31, 2032. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During fiscal 2026 and 2025, 198,691 and 175,134 shares were purchased under the 2021 ESPP, respectively.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following assumptions were used in valuing our ESPP purchases during the years ended April 30, 2026, 2025, and 2024:

	For the Year Ended April 30,
	2026	2025	2024
Risk-free interest rate	3.726%	4.136%	5.225%
Expected term	6 months	6 months	6 months
Expected volatility	45.82%	42.03%	45.69%
Dividend yield	4.61%	4.97%	3.27%

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table). The total stock-based compensation expense, including stock options, purchases under our ESPP, and RSU and PSU awards, was $8.4 million, $7.6 million, and $5.7 million, for fiscal years 2026, 2025, and 2024, respectively.

12. Employer Sponsored Benefit Plans

Contributory Defined Investment Plan — We offer two contributory defined investment plans covering substantially all employees, subject to service requirements. Employees may contribute up to 100% of their annual pay, depending on the plan. We generally make discretionary matching contributions of up to 50% of the first 6% of employee contributions to the plan. We contributed $2.3 million, $2.4 million, and $2.7 million for the fiscal years ended April 30, 2026, 2025, and 2024, respectively.

Nonelective Contribution Sharing Plan — We have a non-contributory profit-sharing plan covering substantially all of our employees. Employees become eligible on May 1 following the completion of a full fiscal year of continuous service. Our contributions to the plan are discretionary. For fiscal 2026, we intend to contribute approximately $5.2 million, which has been recorded in general and administrative costs and will be funded during fiscal 2027. We contributed $4.6 million and $9.1 million for the fiscal years ended April 30, 2025 and 2024, respectively. Contributions are funded after the fiscal year-end.

13. Income Taxes

Income tax expense consisted of the following (in thousands):

	For the Year Ended April 30,
	2026	2025	2024
Current:
Federal	$590	$6,875	$6,786
State	86	1,977	2,713
Total current	676	8,852	9,499
Deferred:
Federal	5,866	(2,638)	2,558
State	47	(394)	(1,701)
Total deferred	5,913	(3,032)	857
Total income tax expense	$6,589	$5,820	$10,356

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective income tax rate for the year ended April 30, 2026 differs from the statutory federal income tax rate as follows:

	For the Year Ended April 30, 2026
	$	%
U.S. Federal Statutory Tax Rate	$5,265	21.0%
State income taxes, net of federal tax effects (a)	189	0.8%
Effect of cross-border tax laws
Foreign derived intangible income (FDII) deductions	(24)	-0.1%
Tax credits
Research & development and fuel	(312)	-1.2%
Nontaxable or nondeductible items	441	1.8%
Other adjustments
Deferral adjustment for stock compensation	988	3.8%
Other	42	0.2%
Total income tax expense	$6,589	26.3%

(a)
State taxes in California, Louisiana, Minnesota, North Carolina, and Texas make up the majority (greater than 50%) of the tax effect in this category.

Prior to the adoption of ASU 2023-09, the following table presents a reconciliation of income tax expense from continuing operations at the statutory rate of 21% to the expense in the consolidated financial statements (in thousands):

	For the Year Ended April 30,
	2025	2024
Federal income taxes expected at the statutory rate	$4,041	$10,861
State income taxes, net of federal tax effects	1,406	(144)
Stock compensation	386	467
Business meals and entertainment	113	100
Research and development tax credit	(335)	(281)
Amendments to prior year returns	—	(1,176)
Other	209	529
Total income tax expense	$5,820	$10,356

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities related to temporary differences consisted of the following (in thousands):

	For the Years Ended April 30,
	2026	2025
Deferred Tax Assets
Inventory reserves	$9,794	$11,637
Accrued expenses, including compensation	3,783	2,930
Net operating loss carryforwards and tax credits	9,931	8,200
Operating lease liability	—	128
Product liability	198	151
Workers' compensation	606	684
State bonus depreciation	880	980
Warranty reserve	643	760
Stock-based compensation	562	1,573
Section 174 capitalized R&D expense	95	2,983
Other	978	942
Total deferred tax assets before valuation allowance	27,470	30,968
Valuation allowance	(7,408)	(6,169)
Net deferred tax assets	20,062	24,799
Deferred Tax Liabilities
Operating lease right-of-use assets	—	(96)
Property, plant & equipment	(12,549)	(11,679)
Intangible assets	(2,803)	(2,418)
Other	(363)	(346)
Total deferred tax liabilities	(15,715)	(14,539)
Net Deferred Tax Asset	$4,347	$10,260

The supplemental schedule of cash paid for income taxes, net of refunds is as follows:

For the Year Ended April 30, 2026
Cash paid during the period for income taxes:
U.S. Federal	$3,870
U.S. State and local
Louisiana	403
Other	1,388
Total cash paid during the period for income taxes	$5,661

Cash paid for income taxes, prior to the adoption of ASU 2023-09, was $7.3 million and $12.7 million for the years ended April 30, 2025 and 2024, respectively.

We had no federal net operating losses as of April 30, 2026.

We had $109.2 million and $77.3 million in state net operating loss carryforwards as of April 30, 2026 and 2025, respectively. The state net operating loss carryforwards will expire between April 30, 2027 and April 30, 2041. We had $5.5 million and $5.3 million of state tax credit carryforwards as of April 30, 2026 and 2025, respectively. Of the $5.5 million, $2.4 million can be carried forward indefinitely and $3.1 million will expire between April 30, 2027 and April 30, 2052.

As of April 30, 2026 and 2025, valuation allowances related to our deferred tax assets for state net operating loss carryforwards were $5.6 million and $4.0 million, respectively, and $1.8 million and $2.2 million were provided on our deferred tax assets for state tax credits, respectively, that we do not anticipate using prior to expiration.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provisions represent effective tax rates of 26.3% and 30.2% for fiscal 2026 and 2025, respectively.

With limited exception, we are subject to U.S. federal, state, and local income tax audits by tax authorities for fiscal years subsequent to April 30, 2019.

As of April 30, 2026 and 2025, we have not recorded any unrecognized tax benefits. We maintain an accounting policy of recording interest and penalties, if applicable, related to uncertain tax positions as a component of income taxes. As of April 30, 2026 and 2025, there were no interest and penalties accrued.

14. Commitments and Contingencies

Litigation

In January 2018, Gemini Technologies, Incorporated, or Gemini, commenced an action against us in the U.S. District Court for the District of Idaho. The complaint alleges, among other things, that we breached the earn-out and other provisions of the asset purchase agreement and ancillary agreements between the parties in connection with our acquisition of the Gemtech business from Gemini. The complaint seeks a declaratory judgment interpreting various terms of the asset purchase agreement and damages in the sum of $18.6 million. In November 2019, we filed an answer to Gemini’s complaint and a counterclaim against Gemini and its stockholders at the time the asset purchase agreement was signed. Plaintiffs amended their complaint to add a claim of fraud in the inducement. In September 2021, Gemini filed a motion for summary judgment seeking to dismiss our counterclaim. In June 2022, the district court denied Gemini's motion for summary judgment. Gemini filed a second motion for summary judgment, and in August 2023, the district court again denied Gemini’s motion. In November 2023, we entered into a settlement agreement with plaintiffs on the indemnity and counterclaims. On the same day, plaintiffs filed a motion for leave, seeking to file a second amended complaint. In January 2024, the district court allowed plaintiffs’ amended allegations of fraud, and denied without prejudice their motion to add punitive damages. In August 2025, we filed a motion for summary judgment, and plaintiff filed a motion for leave to file a third amended complaint, seeking to properly name the defendants and to add punitive damages as relief. On January 23, 2026, the district court (i) granted our motion for summary judgment, in part, dismissing with prejudice plaintiffs’ fraud in the inducement and breach of the implied covenant of fair dealing claims; (ii) denied our motion for summary judgment, in part, permitting plaintiffs’ breach of contract claim to proceed; (iii) denied plaintiffs’ motion to amend the complaint to add punitive damages as relief; and (iv) granted plaintiffs’ motion to properly name a successor-in-interest party. On May 12, 2026, the trial court issued an order setting the trial to begin on January 11, 2027. We believe the remaining breach of contract claim has no merit, and we intend to aggressively defend this action.

We are a defendant in three product liability cases and are aware of six other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed in August 1999 by the city of Gary, Indiana, or the City, against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. In January 2018, the Lake Superior Court, County of Lake, Indiana granted defendants’ Motion for Judgment on the Pleadings, dismissing the case in its entirety. In February 2018, plaintiffs appealed the dismissal to the Indiana Court of Appeals. In May 2019, the Indiana Court of Appeals issued a decision, which affirmed in part and reversed in part, and remanded for further proceedings, the trial court’s dismissal of the City’s complaint. In March 2024, a bill was signed into law that purports to prohibit political subdivisions in Indiana from bringing certain legal actions against certain firearm industry members and to apply to actions or lawsuits filed before, after, or on August 27, 1999. Defendants subsequently filed a joint motion for judgment on the pleadings based on the new law. In August 2024, the trial court denied defendants’ joint motion for judgment on the pleadings and, in October 2024, stayed its proceedings pending an interlocutory appeal with the Indiana Court of Appeals. In December 2025, the Indiana Court of Appeals held that the retroactive application of the legislation was constitutional, reversing the trial court’s order and remanding the action to the trial court for dismissal of the action. On January 28, 2026, the City filed a petition for rehearing with the Indiana Court of Appeals, which was denied on February 2, 2026. On March 4, 2026, the City filed a petition to transfer with the Indiana Supreme Court, requesting the Court to grant transfer of the case to the Indiana Supreme Court, to vacate the Indiana Court of Appeals’ decision, and to affirm the trial court's order. In March 2026, the defendants jointly filed a response to the City's petition to transfer. On May 21, 2026, the Illinois Supreme Court denied the City’s petition to transfer. On May 26, 2026, the trial court granted the defendants’ motion to dismiss with prejudice.

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

In May 2020, we were named in an action related to the Chabad of Poway synagogue shooting that took place in April 2019. The complaint was filed in the Superior Court of the State of California for the County of San Diego – Central and asserts claims against us for product liability, unfair competition, negligence, and public nuisance. The plaintiffs allege they were present at the synagogue on the day of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory and punitive damages, attorneys’ fees, and injunctive relief. In September 2020, we filed a demurrer and motion to strike, seeking to dismiss plaintiffs’ complaint. In July 2021, the court granted our motion in part and reversed it in part, ruling that (1) the Protection of Lawful Commerce in Arms Act barred plaintiffs’ product liability action; (2) plaintiffs did not have standing to maintain an action under the Unfair Competition Law for personal injury related damages, but the court gave plaintiffs leave to amend to plead an economic injury; and (3) the Protection of Lawful Commerce in Arms Act did not bar plaintiffs’ ordinary negligence and public nuisance actions because plaintiffs had alleged that we violated 18 U.S.C. Section 922(b)(4), which generally prohibits the sale of fully automatic “machineguns.” In February 2022, the court consolidated the case with three related cases, in which we are not a party. In March 2022, the court granted our motion, dismissing plaintiffs’ Unfair Competition Law claim, without further leave to amend. In February 2023, we filed a motion for summary judgment. In May 2023, the court denied our motion for summary judgment without prejudice and allowed plaintiffs time for additional discovery. In December 2024, the court granted our renewed motion for summary judgment, and we later filed a proposed notice of final judgment with the court, requesting the court to enter a final judgment in our favor and to dismiss all claims against us. In February 2025, the court entered the final judgment. In April 2025, plaintiffs filed a notice of appeal with the California Court of Appeal and, in March 2026, they filed their opening appellate brief.

In September 2022, we were named as defendants in 12 nearly identical, separate actions related to a shooting in Highland Park, Illinois on July 4, 2022. The complaints were filed in the Circuit Court of the Nineteenth Judicial Circuit in Lake County, Illinois and assert claims against us for negligence and deceptive and unfair practices under the Illinois Consumer Fraud and Deceptive Business Practices Act. The plaintiffs allege they were present at a parade at the time of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory damages, attorneys’ fees, and injunctive relief. We filed motions for removal of each case to the U.S. District Court for the Northern District of Illinois. In November 2022, we filed a motion to consolidate the cases for preliminary motion

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purposes. In December 2022, plaintiffs filed motions to remand the cases back to the state court. In September 2023, the court granted plaintiffs’ motion to remand. In October 2023, we filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. In March 2024, three new lawsuits were filed in the Circuit Court of Lake County, Illinois. In April 2024, the Seventh Circuit affirmed the remand decision. In May 2024, plaintiffs filed a motion for attorneys’ fees incurred as a result of removal. In March 2025, the district court granted plaintiffs’ motion, ordering us to pay certain of plaintiffs’ attorneys’ fees. In June and July 2024, the district court remanded the 12 separate actions to state court, with some plaintiffs amending their complaints to remove references to violations of federal law and asserting additional claims against us, including claims alleging violation of the Illinois Uniform Deceptive Trade Practices Act, the Illinois Consumer Fraud and Deceptive Business Practices Act, negligent and intentional infliction of emotional distress, and negligent entrustment. We were also named in 13 additional separate cases against us in the same state court during the same time period, largely raising similar allegations against us as in the initial and amended complaints. In July 2024, the trial court consolidated all cases for purposes of motions to dismiss and discovery. In September 2024, we filed our motions to dismiss plaintiffs’ 25 separate complaints. In April 2025, the court granted our motion to dismiss without prejudice with respect to plaintiffs’ counts for violation of the Illinois Consumer Fraud and Deceptive Business Practices Act for lack of standing (with respect to the deceptive claims only) and negligent entrustment and denied all remaining counts. Later in April 2025, we filed a motion to certify issues for interlocutory appeal with the trial court. In May 2025, the court ordered an expedited briefing schedule for the motion and stayed discovery. In June 2025, the court certified several issues for interlocutory appeal, lifted the discovery stay, set an initial trial date for March 8, 2027, and scheduled a status conference. We also filed our answers to plaintiffs' complaints. In July 2025, we filed an application for interlocutory appeal with the Court of Appeal. In September 2025, the Court of Appeal denied our application. We filed a petition for leave for an interlocutory appeal to the Illinois Supreme Court in October 2025. On January 28, 2026, the Illinois Supreme Court issued an order directing the Court of Appeal to accept our application for interlocutory appeal. On April 9, 2026, we filed our opening brief with the Court of Appeal. Discovery is ongoing.

In December 2022, the City of Buffalo, New York filed a complaint in the Supreme Court of the State of New York, County of Erie, against numerous manufacturers, distributors, and retailers of firearms. Later in December 2022, the City of Rochester, New York filed an almost identical complaint in the Supreme Court of the State of New York, County of Monroe against the same defendants. The complaints allege violation of the New York General Business Law, public nuisance, and deceptive business practices in violation of the New York General Business Law. In January 2023, we filed notices of removal of the cases to the U.S. District Court for the Western District of New York. In March 2023, defendants filed a motion to stay both cases pending a ruling by the U.S. Court of Appeals for the Second Circuit in the NSSF v. James case. In June 2023, the court granted defendants’ motions to consolidate and to stay pending resolution of the NSSF v. James appeal. In July 2025, the U.S. Court of Appeals for the Second Circuit ruled against NSSF in the NSSF v. James appeal. Defendants filed a joint motion to dismiss in September 2025. On January 22, 2026, the Cities of Buffalo and Rochester filed amended complaints against us and three other manufacturers. The complaints state claims for violation of New York General Business Law 898-b(2) and common law public nuisance. Plaintiffs seek injunctive relief, compensatory and punitive/exemplary damages, costs, and interest. On March 23, 2026, defendants filed a motion to dismiss the amended complaint, and, on May 22, 2026, plaintiffs filed their opposition to defendants’ motion to dismiss.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are involved in a putative stockholder derivative lawsuit filed in February 2025 in the U.S. District Court for the District of Nevada. The action was brought by plaintiffs seeking to act on our behalf against our directors and certain of our executive officers. The complaint alleges a breach of fiduciary duty (for allegedly allowing us to become exposed to significant liability for intentionally violating federal, state, and local laws through our manufacturing, marketing, and sales of “AR-15 style rifles” and similar semiautomatic firearms) and violations of Section 14(a) of the Exchange Act. The derivative plaintiffs seek, among other things, damages, as well as reforms and improvements to our compliance procedures and governance policies. In May 2025, we filed a motion to dismiss plaintiffs’ complaint. On March 23, 2026, the district court (i) granted our motion to dismiss without prejudice, (ii) ordered that, if plaintiffs sought to amend their complaint, they must do so within 21 days of the court’s order, and (iii) ordered that plaintiffs must post a $500,000 bond security within 14 days of the court’s order and failure to post the bond would result in the action being dismissed without prejudice. Plaintiffs did not amend their complaint or post the bond pursuant to the court’s order. On April 17, 2026, plaintiffs filed a motion for reconsideration, requesting the court to reconsider the dismissal of the case and the imposition of the bond. On May 15, 2026, we filed our opposition to plaintiffs’ motion for reconsideration, and, on May 27, 2026, plaintiffs filed their reply.

We were named in a putative class action lawsuit filed in April 2025 in the U.S. District for the Northern District of California. The complaint alleges violation of the California Invasion of Privacy Act, or CIPA, the California Privacy Act, invasion of privacy, intrusion upon seclusion, fraud/deceit/misrepresentation, breach of contract, breach of implied contract and fair dealing, trespass to chattels, and unjust enrichment. Plaintiffs allege that after they clicked on the “reject all” cookies button on our website, our website enabled third parties to place cookies and similar tracking technologies on their browsers and devices and/or to transmit their user data to third parties for their financial gain and other purposes. Plaintiffs seek compensatory damages (including statutory damages), punitive damages, nominal damages, restitution, disgorgement of revenues and profits, injunctive relief, and attorneys’ fees and costs. In May 2025, we filed a motion to dismiss the complaint. In November 2025, the parties filed a stipulation and proposed order selecting an alternative dispute resolution process, notifying the court of their selection of a private mediator and their proposed June 30, 2026 deadline to mediate the case. On February 17, 2026, the court: (a) granted, in part, our motion to dismiss, dismissing with leave to amend plaintiffs’ CIPA, common law fraud (for one named-plaintiff), breach of contract, breach of implied covenant of good faith and fair dealing, and trespass to chattels claims; and (b) denied, in part, our motion to dismiss, permitting plaintiffs’ intrusion upon seclusion, invasion of privacy, common law fraud (for certain named-plaintiffs), and unjust enrichment claims to proceed. On March 17, 2026, plaintiffs filed a first amended complaint, removing the breach of contract, breach of implied covenant of good faith and fair dealing, and trespass to chattels claims and attempting to cure the pleading deficiencies the court identified with the CIPA claims. In late March 2026, we filed a motion to dismiss the amended complaint, which has been fully briefed. The parties were unable to resolve the matter at the court-ordered mediation on May 15, 2026. The parties are engaged in discovery.

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

For the fiscal years ended April 30, 2026, 2025, and 2024, we paid $81,000, $155,000, and $320,000, respectively, in defense and administrative costs relative to product liability and municipal litigation. In addition, during fiscal 2026, 2025, and 2024, we paid an aggregate of $20,000, $30,000, and $1.6 million, respectively, in settlements related to product liability cases. As of April 30, 2026, we had no accruals for settlements, that were subsequently paid in the following fiscal year. As of April 30, 2025, we had $20,000 accrued for settlements that were subsequently paid in the following fiscal year.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have recorded our liability for defense costs before consideration for reimbursement from insurance carriers. We have also recorded the amount due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets.

When changes to our prior estimates of product liability provisions and municipal litigation liabilities are warranted, we recognize additional expense or reductions in expense. In fiscal 2026, 2025, and 2024, we recorded additional expense of $296,000, $62,000, and $35,000, respectively.

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

In connection with the Relocation, we entered into an accountability agreement, or the Accountability Agreement, with the Tennessee Department of Economic and Community Development and the Blount Partnership economic development organization. Pursuant to the Accountability Agreement, the Blount Partnership received a grant in the amount of $9.0 million, which was paid to us pursuant to a grant contract. Among other performance requirements in the Accountability Agreement, we committed that we would create and maintain 750 new jobs at the facility, measured as the average number of full-time jobs at the facility on three test dates: January 1, 2027, January 1, 2028, and January 1, 2029, or the Compliance Period. In the event that the three-year average number of full-time jobs during the Compliance Period equals or exceeds 90% of the 750-job commitment, no recapture payment will be required. If the three-year average number of full-time jobs during the Compliance Period is less than 90% of the committed number, but greater than 50% of such number, we will be required to make a recapture payment equal to the percentage of full-time jobs at the facility below the 750 jobs committed, times the grant amount. If the three-year average number of full-time jobs during the Compliance Period is less than 50% of the committed number, we will be required to make a recapture payment equal to the full amount of the grant. The payment, if any, would be made on a one-time basis and due no later than 45 days after the state’s demand, which would likely be in the second calendar quarter of 2029, if required.

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

As of April 30, 2026, and 2025, we did not have an open environmental reserve recorded in our consolidated balance sheet.

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

Based on information known to us, we do not expect current environmental regulations or environmental proceedings and claims to have a material adverse effect on our consolidated financial position, results of operations, or cash flows. However, it is not possible to predict with certainty the impact on us of future environmental compliance requirements or the cost of resolving future environmental health and safety proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under federal environmental laws is joint and several in nature, and environmental laws and regulations are subject to modification and changes in interpretation. There can be no assurance that additional or changing environmental regulation will not become more burdensome in the future and that any such development would not have a material adverse effect on our company.

Contracts

Employment Agreements — We have employment, severance, and change of control agreements with certain employees.

15. Restructuring

As a result of the Relocation, ($509,000), $1.2 million, and $7.1 million of restructuring charges, net of adjustments to our prior estimates, were recorded in fiscal 2026, 2025, and 2024, respectively.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes restructuring charges by line item for fiscal 2026, 2025 and 2024 (in thousands):

	For the Year Ended April 30,
	2026	2025	2024
Cost of sales	$(137)	$1,063	$2,116
Selling, marketing, and distribution	(39)	132	2,974
General and administrative	(333)	(22)	1,963
Total restructuring charges, net	$(509)	$1,173	$7,053

The components of the restructuring charges recorded in our consolidated statements of income are as follows (in thousands):

	For the Year Ended April 30,
	2026	2025	2024
Consulting and outside services	$377	$1,462	$992
Employee relocation (a)	(316)	520	887
Employee relations	—	113	2,011
Office rent and equipment	—	—	2,298
Public relations	—	—	904
Freight	—	—	199
Severance and employee-related benefits (a)	(570)	(922)	(238)
Total restructuring charges, net	$(509)	$1,173	$7,053

(a)
Recorded in accrued payroll and incentives.

The following table summarizes the activity in the severance and employee-related benefits and relocation accruals for fiscal 2026 and fiscal 2025 (in thousands):

	Severance and employee- related benefits	Relocation	Total (a)
Accrual at April 30, 2024	$5,527	$828	$6,355
Charges	(922)	520	(402)
Cash payments and settlements	(3,233)	(890)	(4,123)
Accrual at April 30, 2025	1,372	458	1,830
Charges	(570)	(316)	(886)
Cash payments and settlements	(478)	(142)	(620)
Accrual at April 30, 2026	$324	$(0)	$324

(a)
Recorded in accrued payroll and incentives.

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

The following table summarizes additional segment information, not already disclosed elsewhere (in thousands):

	For the Year Ended April 30,
	2026	2025	2024
Interest income	$2,376	$2,667	$2,783
Interest expense	(7,186)	(7,289)	(4,838)
Interest expense, net	$(4,810)	$(4,622)	$(2,055)