Form 10-Q
period 2026-07-31
SMITH & WESSON BRANDS, INC.
filed 2026-09-03
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

The registrant had 44,839,680 shares of common stock, par value $0.001, outstanding as of September 1, 2026.

SMITH & WESSON BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended July 31, 2026 and 2025

Smith & Wesson®, S&W®, M&P®, M&P Shield®, Performance Center®, Abyss®, Airlite®, Airweight®, American Guardians®, Armornite®, Arrow®, Aurora-II®, Blast Jacket®, Bodyguard®, Carry Comp®, Chiefs Special®, Clearsight®, Competitor®, CSX®, Dagger®, Empowering Americans®, E-Series®, ETM®, EZ®, Flexmag®, G-Core®, Gemtech®, Gemtech Suppressors®, GM®, GM-S1®, Governor®, GVAC®, Integra®, Lady Smith®, Lever Lock®, Lunar®, M&P FPC®, M2.0®, Magnum®, Mist-22®, Model 1854®, Mountain Gun®, Protected by Smith & Wesson®, Put A Legend On Your Line®, Quickmount®, Shield®, Silence is Golden®, Smith & Wesson Academy®, Smith & Wesson Collectors Association®, Smith & Wesson Performance Center®, Smith & Wesson Precision Components®, Smith & Wesson Response®, SW Equalizer®, Stealth Hunter®, SW22 Victory®, TEMPO®, The S&W Bench®, Trek®, Volunteer®, and Weather Shield® are some of the registered U.S. trademarks of our company or one of our subsidiaries. This Quarterly Report on Form 10-Q also may contain trademarks and trade names of other companies.

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding our expectation that the unrecognized compensation expense related to unvested RSUs and PSUs will be recognized over a weighted average remaining contractual term of 1.6 years; our belief that the claims in the litigation described in Note 8—Commitments and Contingencies—Litigation either have no merit or are unfounded, and our intent to aggressively defend against such actions; our belief with respect to certain matters described in Note 8—Commitments and Contingencies—Litigation that the allegations are unfounded and, in addition, that any incident and any results from them or any injuries were due to negligence or misuse of the firearm by the claimant or a third party; our intention to aggressively defend the actions described in Note 8—Commitments and Contingencies—Litigation; our belief that our accruals for product liability cases and claims are a reasonable quantitative measure of the cost to us of product liability cases and claims; our belief that we have provided adequate accruals for defense costs; our belief that an unfavorable outcome or prolonged litigation could harm our business; our conclusion that we are unable to reasonably estimate the probability or the estimated range of reasonably possible additional losses related to material adverse judgments related to known claims and the related product liability accrual, our determination not to accrue for any such judgments; and our belief that we have provided adequate accruals for defense costs; our aim to meet requirements of the Accountability Agreement (as defined herein); our belief that inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results; our expectation that our inventory levels will build through the second quarter of fiscal 2027 and then decline during the remainder of the fiscal year; our expectation for capital expenditures in fiscal 2027; factors affecting our future capital requirements; the availability of equity or debt financing on acceptable terms, if at all; the record date and payment date for our dividend; and our belief that our existing capital resources and credit facilities will be adequate to fund our operations for at least the next 12 months.

All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q reflect our views as of the date hereof about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among others, economic, political, social, legislative, regulatory, inflationary, and health factors; the potential for increased regulation of firearms and firearm-related products; actions of social activists that could have an adverse effect on our business; the impact of lawsuits; the demand for our products; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; our competitive environment; the impact of tariffs; the supply, availability, and costs of raw materials and components; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; our penetration rates in new and existing markets; our strategies; our ability to maintain and enhance brand recognition and reputation; our ability to successfully introduce new products; our ability to expand our markets; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2026, or the Fiscal 2026 Form 10-K.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	July 31, 2026	April 30, 2026
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$18,699	$28,190
Marketable securities	6,536	5,162
Accounts receivable, net of allowances for credit losses of $5 on July 31, 2026 and April 30, 2026	29,711	40,014
Inventories	180,661	156,250
Prepaid expenses and other current assets	8,558	7,170
Income tax receivable	3,328	4,617
Total current assets	247,493	241,403
Property, plant, and equipment, net of accumulated depreciation and amortization of $403,821 on July 31, 2026 and $397,668 on April 30, 2026	242,813	238,643
Intangibles, net	1,879	1,956
Goodwill	19,024	19,024
Deferred income taxes	4,347	4,347
Other assets	7,748	7,393
Total assets	$523,304	$512,766
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,393	$34,570
Accrued expenses and deferred revenue	17,095	19,146
Accrued payroll and incentives	6,577	15,196
Accrued profit sharing	5,899	5,155
Accrued warranty	1,467	1,300
Total current liabilities	68,431	75,367
Notes and loans payable (Note 3)	39,185	19,121
Finance lease payable, net of current portion	31,676	32,163
Other non-current liabilities	10,310	9,556
Total liabilities	149,602	136,207
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 44,839,680 shares issued and outstanding on July 31, 2026 and 44,605,993 shares issued and outstanding on April 30, 2026	45	45
Additional paid-in capital	3,194	2,776
Retained earnings	370,463	373,738
Total stockholders’ equity	373,702	376,559
Total liabilities and stockholders’ equity	$523,304	$512,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended July 31,
	2026	2025
	(In thousands, except per share data)
Net sales	$112,587	$85,077
Cost of sales	80,317	63,003
Gross profit	32,270	22,074
Operating expenses:
Research and development	2,557	3,007
Selling, marketing, and distribution	10,158	8,752
General and administrative	15,338	13,316
Gain on sale/disposition of assets, net	—	(43)
Total operating expenses	28,053	25,032
Operating income/(loss)	4,217	(2,958)
Other expense, net:
Other income, net	98	62
Interest expense, net	(298)	(1,205)
Total other expense, net	(200)	(1,143)
Income/(loss) before income taxes	4,017	(4,101)
Income tax expense/(benefit)	1,429	(690)
Net income/(loss)	$2,588	$(3,411)
Net income/(loss) per share:
Basic - net income/(loss)	$0.06	$(0.08)
Diluted - net income/(loss)	$0.06	$(0.08)
Weighted average number of common shares outstanding:
Basic	44,778	44,262
Diluted	45,476	44,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common		Additional				Total
	Stock		Paid-In	Retained	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at April 30, 2025	75,789	$76	$298,075	$532,615	31,678	$(458,312)	$372,454
Stock-based compensation	—	—	1,892	—	—	—	1,892
Issuance of common stock under restricted stock unit awards, net of shares surrendered	199	—	(792)	—	—	—	(792)
Repurchase of treasury stock, including excise tax	—	—	—	—	—	20	20
Dividends issued, including accruals ($0.13 per common share)	—	—	—	(5,784)	—	—	(5,784)
Net loss	—	—	—	(3,411)	—	—	(3,411)
Balance at July 31, 2025	75,988	$76	$299,175	$523,420	31,678	$(458,292)	$364,379

Balance at April 30, 2026	44,606	$45	$2,776	$373,738	—	$—	$376,559
Stock-based compensation	—	—	1,813	—	—	—	1,813
Issuance of common stock under restricted stock unit awards, net of shares surrendered	234	—	(1,395)	—	—	—	(1,395)
Dividends issued, including accruals ($0.13 per common share)	—	—	—	(5,863)	—	—	(5,863)
Net income	—	—	—	2,588	—	—	2,588
Balance at July 31, 2026	44,840	$45	$3,194	$370,463	—	$—	$373,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended July 31,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$2,588	$(3,411)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	7,701	8,436
Gain on sale/disposition of assets	—	(43)
Stock-based compensation expense	1,813	1,892
Non-cash sublease income	(461)	(442)
Other, net	(77)	(51)
Changes in operating assets and liabilities:
Accounts receivable	10,303	14,559
Inventories	(24,411)	(13,257)
Prepaid expenses and other current assets	(1,388)	(2,781)
Income taxes	1,289	(817)
Accounts payable	3,033	(6,429)
Accrued payroll and incentives	(8,619)	(1,371)
Accrued profit sharing	744	—
Accrued expenses and deferred revenue	(1,988)	(4,092)
Accrued warranty	167	(127)
Other assets	(294)	23
Other non-current liabilities	754	(199)
Net cash used in operating activities	(8,846)	(8,110)
Cash flows from investing activities:
Purchases of marketable securities	(1,456)	(3,168)
Proceeds from sale of marketable securities	159	—
Payments to acquire patents and software	(11)	(54)
Proceeds from sale of property and equipment	—	49
Payments to acquire property and equipment	(11,929)	(4,291)
Net cash used in investing activities	(13,237)	(7,464)
Cash flows from financing activities:
Proceeds from loans and notes payable	20,000	20,000
Payments on loans and notes payable	—	(5,000)
Payments on finance lease obligation	(52)	(46)
Dividend distribution	(5,961)	(5,855)
Payment of employee withholding tax related to restricted stock units	(1,395)	(792)
Net cash provided by financing activities	12,592	8,307
Net decrease in cash and cash equivalents	(9,491)	(7,267)
Cash and cash equivalents, beginning of period	28,190	25,231
Cash and cash equivalents, end of period	$18,699	$17,964
Supplemental disclosure of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$330	$1,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Three Months Ended July 31,
	2026	2025
	(In thousands)
Purchases of property and equipment included in accounts payable	$4,394	$3,056
Capital lease included in accrued expenses and finance lease payable	531	398

Supplemental Disclosure of Cash Paid for Income Taxes:

	For the Three Months Ended July 31,
	2026	2025
	(In thousands)
U.S. Federal	$—	$—
U.S. State and local	152	194
Total cash paid during the period for income taxes	$152	$194

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2026 and 2025

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

(2) Basis of Presentation:

Interim Financial Information — The condensed consolidated balance sheet as of July 31, 2026, the condensed consolidated statements of operations for the three months ended July 31, 2026 and 2025, the condensed consolidated statements of changes in stockholders’ equity for the three months ended July 31, 2026 and 2025, and the condensed consolidated statements of cash flows for the three months ended July 31, 2026 and 2025 have been prepared by us without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows for the three months ended July 31, 2026 and for the periods presented, have been included. All intercompany transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of April 30, 2026 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Fiscal 2026 Form 10-K. The results of operations for the three months ended July 31, 2026 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2027, or any other period.

Marketable Securities — Marketable securities are defined as equity investments that are highly liquid and can be readily purchased or sold through established markets. As of July 31, 2026, we had marketable securities of $6.5 million, comprised of exchange-traded and mutual funds. These investments are reported at fair value on our condensed consolidated balance sheets, with the related unrealized gains and losses recorded in other income, net on our condensed consolidated statements of operations. Net unrealized gains and losses recognized on our marketable securities during the three months ended July 31, 2026 and 2025 totaled $77,000 and $51,000, respectively, all of which related to securities that we continued to hold as of July 31, 2026.

Recently Issued Accounting Standards — In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires entities to disclose, in the notes to financial statements, specified information about certain costs and expenses included in each relevant expense caption presented on the face of the income statement. Entities will also be required to disclose qualitative descriptions of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Entities will need to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. Entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance is effective for annual periods beginning after December 15, 2026, or the fiscal year ending April 30, 2028 for us. We are currently evaluating the impact that the adoption of this standard will have on our financial disclosures.

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

For the Three Months Ended July 31, 2026 and 2025

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

As of July 31, 2026, we had $40.0 million of borrowings outstanding on the Revolving Line, bearing interest at a weighted average rate of 5.42%, which is equal to the Adjusted Term SOFR rate plus an applicable margin. The carrying value of our revolving line of credit approximated the fair value as of both July 31, 2026 and April 30, 2026.

The Second Amended and Restated Credit Agreement contains customary limitations, including limitations on indebtedness, liens, fundamental changes to business or organizational structure, investments, loans, advances, guarantees, and acquisitions, asset sales, dividends, stock repurchases, stock redemptions, the redemption or prepayment of other debt, and transactions with affiliates. We are also subject to financial covenants, including a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Adjusted Consolidated Leverage Ratio. As of July 31, 2026, we were compliant with all required financial covenants.

Letters of Credit — As of July 31, 2026, we had outstanding letters of credit aggregating $1.5 million.

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $18.7 million and $28.2 million as of July 31, 2026 and April 30, 2026, respectively. Our marketable securities, which are measured at fair value on a recurring basis, totaled $6.5 million and $5.2 million as of July 31, 2026 and April 30, 2026, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets and liabilities.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2026 and 2025

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

We did not have any Level 2 or Level 3 financial assets or liabilities as of July 31, 2026.

(5) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or net realizable value, as of July 31, 2026 and April 30, 2026 (in thousands):

	July 31, 2026	April 30, 2026
Finished goods	$100,570	$85,603
Finished parts	63,398	53,685
Work in process	7,763	7,520
Raw material	8,930	9,442
Total inventories	$180,661	$156,250

(6) Accrued Expenses and Deferred Revenue:

The following table sets forth other accrued expenses and deferred revenue as of July 31, 2026 and April 30, 2026 (in thousands):

	July 31, 2026	April 30, 2026
Accrued employee benefits	$4,094	$3,255
Accrued professional fees	2,886	3,762
Accrued customer incentives and promotions	2,641	2,973
Accrued taxes other than income	2,070	3,249
Current portion of finance lease obligation	1,896	1,858
Accrued other	3,508	4,049
Total accrued expenses and deferred revenue	$17,095	$19,146

(7) Stockholders’ Equity:

Treasury Stock

On September 5, 2024, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions from September 20, 2024 through September 20, 2025, or the 2024 Authorization. As of September 20, 2025, we had repurchased 312,310 shares of our common stock for $4.1 million under the 2024 Authorization. The 2024 Authorization expired on September 20, 2025. On September 15, 2025, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2026 and 2025

transactions from September 21, 2025 through September 21, 2026, or the 2025 Authorization. We have not had any repurchases of our common stock under the 2025 Authorization.

During the three months ended July 31, 2026 and 2025, there were no common stock repurchases.

Earnings per Share

The following table provides a reconciliation of the net income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per common share for the three months ended July 31, 2026 and 2025 (in thousands, except per share data):

	For the Three Months Ended July 31,
	2026			2025
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic earnings	$2,588	44,778	$0.06	$(3,411)	44,262	$(0.08)
Effect of dilutive stock awards	—	698	—	—	—	—
Diluted earnings	$2,588	45,476	$0.06	$(3,411)	44,262	$(0.08)

For the three months ended July 31, 2026, there were 10,398 shares excluded from the computation of diluted earnings because the effect would be antidilutive. For the three months ended July 31, 2025, there were no shares excluded from the computation of diluted earnings per share as a result of the net loss for the period.

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

The total stock-based compensation expense, including purchases under our ESPP and grants of RSUs and performance-based RSUs, or PSUs, under the Incentive Stock Plans, was $1.8 million and $1.9 million for the three months ended July 31, 2026 and 2025, respectively. We include stock-based compensation expense in cost of sales, sales, marketing, and distribution, research and development, and general and administrative expenses.

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

During the three months ended July 31, 2026, we granted an aggregate of 345,845 RSUs, including 185,047 RSUs to non-executive officer employees and 160,798 RSUs to our executive officers. During the three months ended July 31, 2026, we granted 160,795 PSUs to certain of our executive officers. During the three months ended July 31, 2026, we cancelled 155,737 PSUs as a result of the failure to satisfy the performance metrics. During the three months ended July 31, 2026, we cancelled 7,509 RSUs as a result of the service conditions not being met. In connection with the vesting of RSUs, during the three months ended July 31, 2026, we delivered common stock to our employees (including our executive officers), former employees, and directors, with a total market value of $4.9 million.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2026 and 2025

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

A summary of activity for unvested RSUs and PSUs for the three months ended July 31, 2026 and 2025 is as follows:

	For the Three Months Ended July 31,
	2026		2025
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	1,481,702	$11.63	1,204,133	$14.21
Awarded	506,640	10.18	752,643	9.37
Released	(327,357)	12.47	(278,557)	14.20
Forfeited	(163,246)	12.09	(115,293)	14.22
RSUs and PSUs outstanding, end of period	1,497,739	$10.91	1,562,926	$11.87

As of July 31, 2026, there was $9.0 million of unrecognized compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average remaining contractual term of 1.6 years.

(8) Commitments and Contingencies:

Litigation

In January 2018, Gemini Technologies, Incorporated, or Gemini, commenced an action against us in the U.S. District Court for the District of Idaho. The complaint alleges, among other things, that we breached the earn-out and other provisions of the asset purchase agreement and ancillary agreements between the parties in connection with our acquisition of the Gemtech business from Gemini. The complaint seeks a declaratory judgment interpreting various terms of the asset purchase agreement and damages in the sum of $18.6 million. In November 2019, we filed an answer to Gemini’s complaint and a counterclaim against Gemini and its stockholders at the time the asset purchase agreement was signed. Plaintiff later amended their complaint to add a claim of fraud in the inducement. In September 2021, Gemini filed a motion for summary judgment seeking to dismiss our counterclaim, which motion was denied by the district court in June 2022. Gemini later filed a second motion for summary judgment, and in August 2023, the district court again denied the motion. In November 2023, we entered into a settlement agreement with plaintiff on the indemnity and counterclaims. On the same day, plaintiffs filed a motion for leave, seeking to file a second amended complaint. In January 2024, the district court allowed plaintiffs’ amended allegations of fraud, and denied without prejudice their motion to add punitive damages. In August 2025, we filed a motion for summary judgment, and plaintiff filed a motion for leave to file a third amended complaint, seeking to properly name the defendants and to add punitive damages as relief. On January 23, 2026, the district court (i) granted our motion for summary judgment, in part, dismissing with prejudice plaintiff’s fraud in the inducement and breach of the implied covenant of fair dealing claims; (ii) denied our motion for summary judgment, in part, permitting plaintiff’s breach of contract claim to proceed; (iii) denied plaintiffs’ motion to amend the complaint to add punitive damages as relief; and (iv) granted plaintiff’s motion to properly name a successor-in-interest party. On May 12, 2026, the trial court issued an order setting the trial to begin on January 11, 2027. We believe the remaining breach of contract claim has no merit, and we intend to aggressively defend this action.

We are a defendant in three product liability cases and are aware of four other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings.

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2026 and 2025

We are a defendant in a putative class proceeding before the Ontario Superior Court of Justice in Toronto, Canada that was filed in December 2019. The action claims CAD$50 million in aggregate general damages, CAD$100 million in aggregate punitive damages, special damages in an unspecified amount, together with interest and legal costs. The named plaintiffs are two victims of a shooting that took place in Toronto in July 2018 and their family members. One victim was shot and injured during the shooting. The other victim suffered unspecified injuries while fleeing the shooting. The plaintiffs sought to certify a claim on behalf of classes that include all persons who were killed or injured in the shooting and their immediate family members. The plaintiffs allege negligent design and public nuisance. In July 2020, we filed a notice of motion for an order striking the claim and dismissing the action in its entirety. In February 2021, the court granted our motion in part and dismissed the plaintiffs’ claims in public nuisance and strict liability. The court declined to strike the negligent design claim and ordered that the claim proceed to a certification motion. In March 2021, we filed a motion for leave to appeal the court’s refusal to strike the negligent design claim with the Divisional Court, Ontario Superior Court of Justice. In July 2021, plaintiffs filed a motion to stay our motion for leave to appeal with the Divisional Court, on grounds that the appeal is premature. In November 2021, the Divisional Court granted plaintiffs’ motion, staying our motion for leave to appeal until 30 days after the decision on the balance of plaintiffs’ certification motion. In March 2024, the court denied the plaintiffs’ motion for class certification. Three appeals were later filed: (1) our appeal from the dismissal of our motion to strike the negligent design claim; (2) the plaintiffs’ appeal from the order striking out their public nuisance and strict liability claims; and (3) the plaintiffs’ appeal from the order dismissing their certification motion. In June 2025, the Court of Appeals for Ontario issued a decision: (1) dismissing our appeal from the dismissal of our motion to strike the negligent design claim; (2) dismissing plaintiffs’ appeal from the order striking out their public nuisance and strict liability claims; and (3) granting plaintiffs’ appeal from the order dismissing their certification order and certifying their negligence claim as a class proceeding. In September 2025, we filed an application with the Supreme Court of Canada, requesting that the court grant leave to appeal the duty of care issue related to our negligent design claim. In October 2025, plaintiffs filed both an opposition to our application seeking leave to appeal the duty of care issue related to our negligent design claim and a cross-appeal of the dismissal of their strict liability and public nuisance claims with the Supreme Court of Canada. On June 25, 2026, the Supreme Court of Canada denied our application for leave and plaintiffs’ cross appeal.

In May 2020, we were named in an action related to the Chabad of Poway synagogue shooting that took place in April 2019. The complaint was filed in the Superior Court of the State of California for the County of San Diego – Central and asserts claims against us for product liability, unfair competition, negligence, and public nuisance. The plaintiffs allege they were present at the synagogue on the day of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory and punitive damages, attorneys’ fees, and injunctive relief. In September 2020, we filed a demurrer and motion to strike, seeking to dismiss plaintiffs’ complaint. In July 2021, the court granted our motion in part and reversed it in part, ruling that (1) the Protection of Lawful Commerce in Arms Act barred plaintiffs’ product liability action; (2) plaintiffs did not have standing to maintain an action under the Unfair Competition Law for personal injury related damages, but the court gave plaintiffs leave to amend to plead an economic injury; and (3) the Protection of Lawful Commerce in Arms Act did not bar plaintiffs’ ordinary negligence and public nuisance actions because plaintiffs had alleged that we violated 18 U.S.C. Section 922(b)(4), which generally prohibits the sale of fully automatic “machineguns.” In February 2022, the court consolidated the case with three related cases, in which we are not a party. In March 2022, the court granted our motion, dismissing plaintiffs’ Unfair Competition Law claim, without further leave to amend. In February 2023, we filed a motion for summary judgment. In May 2023, the court denied our motion for summary judgment without prejudice and allowed plaintiffs time for additional discovery. In December 2024, the court granted our renewed motion for summary judgment, and we later filed a proposed notice of final judgment with the court, requesting the court to enter a final judgment in our favor and to dismiss all claims against us. In February 2025, the court entered the final judgment. In April 2025, plaintiffs filed a notice of appeal with the California Court of Appeal, and, in March 2026, they filed their opening appellate brief. We filed our opposition brief in May 2026.

In September 2022, we were named as defendants in 12 nearly identical, separate actions related to a shooting in Highland Park, Illinois on July 4, 2022. The complaints were filed in the Circuit Court of the Nineteenth Judicial Circuit in Lake County, Illinois and assert claims against us for negligence and deceptive and unfair practices under the Illinois Consumer Fraud and Deceptive Business Practices Act. The plaintiffs allege they were present at a parade at the time of the incident and suffered physical and/or emotional injury. The plaintiffs seek compensatory damages, attorneys’ fees, and injunctive relief. We filed motions for removal of each case to the U.S. District Court for the Northern District of Illinois. In November 2022, we filed a motion to consolidate the cases for preliminary motion purposes. In December 2022, plaintiffs filed motions to remand the cases back to the state court. In September 2023, the court granted plaintiffs’ motion to remand. In October 2023, we filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. In March 2024, three new lawsuits were filed in the Circuit Court of Lake County, Illinois. In April 2024, the Seventh Circuit affirmed the remand decision. In May 2024, plaintiffs filed a motion for attorneys’ fees incurred as a result of removal. In March 2025, the district court granted plaintiffs’ motion, ordering us to pay certain of plaintiffs’ attorneys’ fees. In June and July 2024, the district court remanded the 12 separate actions to state court, with some plaintiffs amending their complaints to remove references to violations of federal law and asserting additional claims against us, including claims alleging violation of the Illinois Uniform Deceptive Trade Practices Act, the Illinois Consumer Fraud and Deceptive Business Practices Act, negligent and intentional infliction of emotional distress, and negligent entrustment. We were also named in 13 additional separate cases against us in the same state court during the same time period, largely

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2026 and 2025

raising similar allegations against us as in the initial and amended complaints. In July 2024, the trial court consolidated all cases for purposes of motions to dismiss and discovery. In September 2024, we filed our motions to dismiss plaintiffs’ 25 separate complaints. In April 2025, the court granted our motion to dismiss without prejudice with respect to plaintiffs’ counts for violation of the Illinois Consumer Fraud and Deceptive Business Practices Act for lack of standing (with respect to the deceptive claims only) and negligent entrustment and denied all remaining counts. Later in April 2025, we filed a motion to certify issues for interlocutory appeal with the trial court. In May 2025, the court ordered an expedited briefing schedule for the motion and stayed discovery. In June 2025, the court certified several issues for interlocutory appeal, lifted the discovery stay, and scheduled a status conference. We also filed our answers to plaintiffs' complaints. In July 2025, we filed an application for interlocutory appeal with the Court of Appeal. In September 2025, the Court of Appeal denied our application. We filed a petition for leave for an interlocutory appeal to the Illinois Supreme Court in October 2025. On January 28, 2026, the Illinois Supreme Court issued an order directing the Court of Appeal to accept our application for interlocutory appeal. On April 9, 2026, we filed our opening brief with the Court of Appeal, and the appeal was fully briefed on July 10, 2026. On July 29, 2026, the trial court consolidated two cases for trial purposes and scheduled the trial of these cases for January 24, 2028. Discovery is ongoing.

In December 2022, the City of Buffalo, New York filed a complaint in the Supreme Court of the State of New York, County of Erie, against numerous manufacturers, distributors, and retailers of firearms. Later in December 2022, the City of Rochester, New York filed an almost identical complaint in the Supreme Court of the State of New York, County of Monroe against the same defendants. The complaints allege violation of the New York General Business Law, public nuisance, and deceptive business practices in violation of the New York General Business Law. In January 2023, we filed notices of removal of the cases to the U.S. District Court for the Western District of New York. In March 2023, defendants filed a motion to stay both cases pending a ruling by the U.S. Court of Appeals for the Second Circuit in the NSSF v. James case. In June 2023, the court granted defendants’ motions to consolidate and to stay pending resolution of the NSSF v. James appeal. In July 2025, the U.S. Court of Appeals for the Second Circuit ruled against NSSF in the NSSF v. James appeal. Defendants filed a joint motion to dismiss in September 2025. On January 22, 2026, the Cities of Buffalo and Rochester filed amended complaints against us and three other manufacturers. The complaints state claims for violation of New York General Business Law 898-b(2) and common law public nuisance. Plaintiffs seek injunctive relief, compensatory and punitive/exemplary damages, costs, and interest. On March 23, 2026, defendants filed a motion to dismiss the amended complaint.

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

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2026 and 2025

We were named in a putative class action lawsuit filed in April 2025 in the U.S. District for the Northern District of California. The complaint alleges violation of the California Invasion of Privacy Act, or CIPA, the California Privacy Act, invasion of privacy, intrusion upon seclusion, fraud/deceit/misrepresentation, breach of contract, breach of implied contract and fair dealing, trespass to chattels, and unjust enrichment. Plaintiffs allege that after they clicked on the “reject all” cookies button on our website, our website enabled third parties to place cookies and similar tracking technologies on their browsers and devices and/or to transmit their user data to third parties for their financial gain and other purposes. Plaintiffs seek compensatory damages (including statutory damages), punitive damages, nominal damages, restitution, disgorgement of revenues and profits, injunctive relief, and attorneys’ fees and costs. In May 2025, we filed a motion to dismiss the complaint. On February 17, 2026, the court: (a) granted, in part, our motion to dismiss, dismissing with leave to amend plaintiffs’ CIPA, common law fraud (for one named-plaintiff), breach of contract, breach of implied covenant of good faith and fair dealing, and trespass to chattels claims; and (b) denied, in part, our motion to dismiss, permitting plaintiffs’ intrusion upon seclusion, invasion of privacy, common law fraud (for certain named-plaintiffs), and unjust enrichment claims to proceed. On March 17, 2026, plaintiffs filed a first amended complaint, removing the breach of contract, breach of implied covenant of good faith and fair dealing, and trespass to chattels claims and attempting to cure the pleading deficiencies the court identified with the CIPA claims. On March 31, 2026, we filed a motion to dismiss the amended complaint. The parties are engaged in discovery.

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

Commitments

In connection with moving our headquarters and significant elements of our operations to Maryville, Tennessee in 2023, or the Relocation, we entered into a project agreement, or the Project Agreement, with The Industrial Development Board of Blount County and the cities of Alcoa and Maryville, Tennessee, a public, nonprofit corporation organized and existing under the laws of the state of Tennessee, or the IDB. Pursuant to the Project Agreement, we represented to the IDB that we intend to incur, or cause to be incurred, no less than $120.0 million in aggregate capital expenditures on or before December 31, 2025, create no less than 620 new jobs, and sustain an average hourly wage of at least $25.97 at the facility. Further, pursuant to the Project Agreement, we are required to, among other things, (a) execute a facility lease and an equipment lease with the IDB; (b) cause the construction of the new facility at our sole cost and expense to commence on or before May 31, 2022; (c) incur, or cause to be incurred, aggregate capital expenditures in connection with the construction and equipping of the new facility in an aggregate amount of not less than $120.0 million on or before December 31, 2025; (d) cause the construction of the new facility to be substantially completed and for a certificate of occupancy to be issued therefore on or before December 31, 2023; (e) provide the IDB with a written report certified by one of our authorized officers, not later than January 31 of each year during the period between January 31, 2024 and January 31, 2031; and (f) make certain payments to the IDB in the event that our actual capital expenditures, number of employees, or average hourly wage of such employees are less than our projections.

In connection with the Relocation, we entered into an accountability agreement, or the Accountability Agreement, with the Tennessee Department of Economic and Community Development and the Blount Partnership economic development organization. Pursuant to the Accountability Agreement, the Blount Partnership received a grant in the amount of $9.0 million, which was paid to us pursuant to a grant contract. Among other performance requirements in the Accountability Agreement, we committed to create and maintain 750 new jobs at the facility, with compliance based on the average number of full-time jobs at the facility on three test dates: January 1, 2027, January 1, 2028, and January 1, 2029, or the Compliance Period. In the event that the three-year average number of full-time jobs during the Compliance Period equals or exceeds 90% of the 750-job commitment, no recapture payment will be required. If the three-year average number of full-time jobs during the Compliance Period is less than 90% of the committed number, but greater than 50% of such number, we will be required to make a recapture payment equal to the percentage of full-time jobs at the facility below the 750 jobs committed, times the grant amount. If the three-year average number of full-time jobs during the Compliance Period is less than 50% of the committed number, we will be required to make a recapture payment equal to the full amount of the grant. The payment,

SMITH & WESSON BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2026 and 2025

if any, would be made on a one-time basis and due no later than 45 days after the state’s demand, which would likely be in the second calendar quarter of 2029, if required.

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

The following table summarizes additional segment information not already disclosed elsewhere (in thousands):

	For the Three Months Ended July 31,
	2026	2025
Interest income	$547	$632
Interest expense	(845)	(1,837)
Interest expense, net	$(298)	$(1,205)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2026 Annual Report and our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. This section sets forth key objectives and performance indicators used by us as well as key industry data tracked by us.

This section generally discusses year-to-year comparisons between the three months ended July 31, 2026 and 2025. A discussion of our results of operations, liquidity, and capital resources for the three months ended July 31, 2025 compared to July 31, 2024 is not included in this Quarterly Report on Form 10-Q and can be found in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2025, filed with the Securities and Exchange Commission, or the SEC, on September 4, 2025.

First Quarter Fiscal 2027 Highlights

Our operating results for the three months ended July 31, 2026 included the following:

•
Net sales were $112.6 million, an increase of $27.5 million, or 32.3%, over the comparable quarter last year.
•
Gross margin was 28.7% compared with gross margin of 25.9% for the comparable quarter last year.
•
Net income was $2.6 million, or $0.06 per diluted share, compared with a net loss of $3.4 million, or $0.08 per diluted share, for the comparable quarter last year.

Results of Operations

Net Sales and Gross Profit – For the Three Months Ended July 31, 2026

The following table sets forth certain information regarding net sales and gross profit for the three months ended July 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Handguns	$83,774	$64,944	$18,830	29.0%
Long guns	20,381	13,595	6,786	49.9%
Other products & services	8,432	6,538	1,894	29.0%
Total net sales	$112,587	$85,077	$27,510	32.3%
Cost of sales	80,317	63,003	17,314	27.5%
Gross profit	$32,270	$22,074	$10,196	46.2%
% of net sales (gross margin)	28.7%	25.9%

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended July 31, 2026 and 2025 (units in thousands):

Total Units Shipped	2026	2025	# Change	% Change
Handguns	191	161	30	18.6%
Long guns	33	26	7	26.9%

Sporting Goods Channel Units Shipped	2026	2025	# Change	% Change
Handguns	175	150	25	16.7%
Long guns	28	23	5	21.7%

Professional Channel Units Shipped	2026	2025	# Change	% Change
Handguns	16	11	5	45.5%
Long guns	5	3	2	66.7%

Sales of our handguns increased $18.8 million, or 29.0%, over the comparable quarter last year, primarily as a result of higher consumer demand, a shift in product mix to higher priced models, increased shipments of newly introduced products (defined as any new SKU not shipped in the comparable period last year), and a 2% to 3% price increase on select products that became effective on January 1, 2026. Shipments of new products represented 43.1% of handgun sales in the quarter. Handgun unit shipments into the sporting goods channel increased by 16.7% over the comparable quarter last year while overall demand for handguns increased by 4.7% (as indicated by adjusted background checks reported in the National Instant Criminal Background Check System, or NICS).

Sales of our long guns increased $6.8 million, or 49.9%, over the comparable quarter last year, primarily as a result of higher consumer demand during the period and a shift in product mix to higher priced models. Shipments of new products represented 17.6% of long gun sales in the period. Long gun unit shipments into the sporting goods channel increased by 21.7% from the comparable quarter last year while overall demand for long guns increased by 10.1% (as indicated by NICS).

Other products and services revenue increased $1.9 million, or 29.0%, over the comparable quarter last year, primarily because of higher parts and suppressor sales.

Newly introduced products represented 35.3% of overall net sales for the three months ended July 31, 2026 and included one new pistol, one new long gun, and many new product line extensions.

Gross margin for the three months ended July 31, 2026 was 28.7% compared with 25.9% for the comparable quarter last year, primarily driven by $2.9 million in International Emergency Economic Powers Act tariff refunds received under the U.S. Customs and Border Protection's refund process. These refunds favorably impacted gross margin by approximately 260 basis points and represented a non-recurring benefit. Excluding the impact of tariff refunds, gross margin for the three months ended July 31, 2026 was 26.1%. Gross margin was also favorably impacted by fixed-cost absorption from higher production volumes, partially offset by higher labor costs.

Inventory balances increased $24.4 million between April 30, 2026 and July 31, 2026 as a result of level loading of our manufacturing facilities to ensure our ability to satisfy anticipated future demand. While inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results, it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors, including seasonality, new product introductions, news events, political events, and consumer tastes. We expect our inventory levels to build through the second quarter of fiscal 2027 and then decline during the remainder of the fiscal year.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended July 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Research and development	$2,557	$3,007	$(450)	-15.0%
Selling, marketing, and distribution	10,158	8,752	1,406	16.1%
General and administrative	15,338	13,316	2,022	15.2%
Gain on sale/disposition of assets	—	(43)	43	NM
Total operating expenses	$28,053	$25,032	$3,021	12.1%
% of net sales	24.9%	29.4%

Research and development expenses decreased $450,000 from the prior year comparable quarter primarily because of higher tooling costs in the prior year period, partially offset by higher compensation-related costs. Selling, marketing, and distribution expenses increased $1.4 million, primarily as a result of higher volume-related costs, including cooperative advertising and freight. General and administrative expenses increased $2.0 million over the prior year comparable quarter, primarily as a result of higher legal costs and profit-related compensation expenses.

Operating Income

The following table sets forth certain information regarding operating income for the three months ended July 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Operating income/(loss)	$4,217	$(2,958)	$7,175	242.6%
% of net sales (operating margin)	3.7%	-3.5%

Operating income for the three months ended July 31, 2026 increased $7.2 million over the comparable quarter last year, primarily for the reasons outlined above.

Interest Expense, net

The following table sets forth certain information regarding interest expense, net for the three months ended July 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Interest expense, net	$(298)	$(1,205)	$(907)	-75.3%

Interest expense, net decreased by $907,000 from the comparable quarter last year, primarily as a result of lower average debt balances and lower average interest rates on debt during the three months ended July 31, 2026 compared with the comparable quarter last year.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended July 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Income tax expense/(benefit)	$1,429	$(690)	$2,119	307.1%
% of income from operations (effective tax rate)	35.6%	16.8%		18.8%

Income tax expense increased $2.1 million from the comparable quarter last year, primarily as a result of higher operating income. Before adjusting for discrete items related to stock-based compensation, the effective tax rate was 28.0% in the current quarter and 33.7% in the prior year comparable quarter. The decrease in the effective tax rate before adjusting for discrete items was primarily due to an increase in forecasted pre-tax income.

Net Income/Loss

The following table sets forth certain information regarding net income/(loss) and the related per share data for the three months ended July 31, 2026 and 2025 (dollars in thousands, except per share data):

	2026	2025	$ Change	% Change
Net income/(loss)	$2,588	$(3,411)	$5,999	-175.9%
Net income/(loss) per share:
Basic	$0.06	$(0.08)	$0.14	-175.0%
Diluted	$0.06	$(0.08)	$0.14	-175.0%

Net income for the three months ended July 31, 2026 was $2.6 million compared with a net loss of $3.4 million for the comparable quarter last year for the reasons outlined above.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our operations, including working capital and capital expenditures, and return capital to stockholders. Capital expenditures for new product development and repair and replacement of equipment represent important cash needs.

The following table sets forth certain cash flow information for the three months ended July 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change
Operating activities	$(8,846)	$(8,110)	$(736)
Investing activities	(13,237)	(7,464)	(5,773)
Financing activities	12,592	8,307	4,285
Total cash flow	$(9,491)	$(7,267)	$(2,224)

Operating Activities

Cash used in operating activities was $8.8 million for the three months ended July 31, 2026 compared with cash used in operating activities of $8.1 million for the three months ended July 31, 2025, primarily as a result of a $6.6 million increase in working capital usage, partially offset by higher net income.

Working capital usage for the three months ended July 31, 2026 was unfavorably impacted by an $11.2 million increase associated with inventory, a $7.2 million increase associated with accrued payroll and incentives, a $4.3 million increase associated with accounts receivable, a $9.5 million reduction associated with accounts payable, and a $2.1 million reduction associated with accrued expenses and deferred revenue.

Investing Activities

Cash used in investing activities increased $5.8 million for the three months ended July 31, 2026 compared with the prior year period, primarily as a result of a $7.6 million increase in capital expenditures, largely for machinery and equipment to expand capacity and increase operational efficiency.

We currently expect to spend $45.0 million to $50.0 million on capital expenditures in fiscal 2027.

Financing Activities

Cash provided by financing activities was $12.6 million for the three months ended July 31, 2026 compared with $8.3 million of cash provided by financing activities for the three months ended July 31, 2025. Cash provided by financing activities during the three months ended July 31, 2026 was primarily the result of $20.0 million in net borrowings under our revolving line of credit, partially offset by $6.0 million in dividend distributions. Cash provided by financing activities for the three months ended July 31, 2025 was primarily the result of $15.0 million of net borrowings, partially offset by $5.9 million in dividend distributions.

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

As of July 31, 2026, we had $40.0 million of borrowings outstanding on the Revolving Line, bearing interest at a weighted average rate of 5.42%, which is equal to the Adjusted Term SOFR rate plus an applicable margin.

The Second Amended and Restated Credit Agreement for the Revolving Line contains financial covenants relating to maintaining a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Adjusted Consolidated Leverage Ratio. We were in compliance with all debt covenants as of July 31, 2026.

Share Repurchase Programs — On September 5, 2024, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions from September 20, 2024 through September 20, 2025, or the 2024 Authorization. As of September 20, 2025, we had repurchased 312,310 shares of our common stock for $4.1 million under the 2024 Authorization. On September 15, 2025, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions from September 21, 2025 through September 21, 2026, or the 2025 Authorization. We have not had any repurchases of our common stock under the 2025 Authorization.

During the three months ended July 31, 2026 and 2025, there were no common stock repurchases.

Dividends — Our Board of Directors has authorized a $0.13 per share quarterly dividend, which will be paid to stockholders of record on September 17, 2026 with payment to be made on October 1, 2026.

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

As of July 31, 2026, we had $18.7 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations for at least the next 12 months.

Other Matters

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant accounting policies are disclosed in Note 2 of the Notes to the Consolidated Financial Statements in our Fiscal 2026 Annual Report. The most significant areas involving our judgments and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2026 Annual Report, to which there have been no material changes. Actual results could differ from our estimates.

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements, if any, are discussed in Note 2—Basis of Presentation to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended July 31, 2026, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2026, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The nature of legal proceedings against us is discussed in Note 8—Commitments and Contingencies—Litigation to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, and cash flows as set forth under Part I, Item 1A “Risk Factors” of our Fiscal 2026 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position, and cash flows. We are aware of no material changes to the Risk Factors discussed in our Fiscal 2026 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2026, there were no purchases of our common stock by us or any affiliated purchasers within the meaning of Rule 10b-18(a)(3) of the Exchange Act.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended July 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

INDEX TO EXHIBITS

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (immediately preceding the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed/furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH & WESSON BRANDS, INC. a Nevada corporation

Date: September 3, 2026	By:	/s/ Mark P. Smith
Mark P. Smith
President and Chief Executive Officer

Date: September 3, 2026	By:	/s/ Deana L. McPherson
Deana L. McPherson
Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary